Form 10-Q
period 2003-06-27
MINDSPEED TECHNOLOGIES INC
filed 2003-08-11
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003*

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31650

MINDSPEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard
Newport Beach, California 92660-3095
(Address of principal executive offices) (Zip code)

(949) 579-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]**

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Number of shares of registrant’s common stock outstanding as of July 25, 2003 was 90,788,439.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2003 period relate to the actual fiscal third quarter ended June 27, 2003.

**	Registrant’s Registration Statement on Form 10 under the Securities Exchange Act of 1934 was declared effective on June 6, 2003. Prior thereto, registrant’s business was reported as a business segment of Conexant Systems, Inc.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth herein under the headings “Risks Related to Our Business” and “Risks Related to Our Spin-off From Conexant, the Securities Markets and Ownership of Our Common Stock,” as well as those detailed from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$101,469	$7,269
Receivables, net of allowance of $1,355 and $1,897 at June 30, 2003 and September 30, 2002, respectively	12,074	12,568
Inventories	5,025	4,842
Other current assets	4,106	5,313

Total current assets	122,674	29,992
Property, plant and equipment, net	30,988	42,854
Goodwill	—	568,900
Intangible assets, net	82,393	143,632
Other assets	1,975	1,733

Total assets	$238,030	$787,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,829	$18,689
Payable to Conexant	1,469	—
Deferred revenue	4,395	9,093
Accrued compensation and benefits	7,806	14,784
Restructuring	14,127	18,975
Other current liabilities	2,599	3,881

Total current liabilities	43,225	65,422
Other liabilities	1,366	1,366

Total liabilities	44,591	66,788

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 90,333 shares issued at June 30, 2003	903	—
Additional paid-in capital	209,432	—
Conexant’s net investment	—	738,036
Accumulated deficit	—	—
Accumulated other comprehensive loss	(16,896)	(17,713)

Total shareholders’ equity	193,439	720,323

Total liabilities and shareholders’ equity	$238,030	$787,111

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$20,153	$21,958	$58,719	$55,154
Cost of goods sold	6,454	7,075	18,250	21,731

Gross margin	13,699	14,883	40,469	33,423
Operating expenses:
Research and development	26,251	42,034	83,593	129,769
Selling, general and administrative	12,418	16,639	37,872	55,200
Amortization of intangible assets	12,349	80,130	38,871	240,623
Special charges	6,019	118,745	25,257	125,599

Total operating expenses	57,037	257,548	185,593	551,191

Operating loss	(43,338)	(242,665)	(145,124)	(517,768)
Other income (expense), net	658	515	501	(525)

Loss before income taxes	(42,680)	(242,150)	(144,623)	(518,293)
Provision for income taxes	202	253	462	543

Loss before cumulative effect of accounting change	(42,882)	(242,403)	(145,085)	(518,836)
Cumulative effect of change in accounting for goodwill	—	—	(573,184)	—

Net loss	$(42,882)	$(242,403)	$(718,269)	$(518,836)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.48)	$(2.79)	$(1.63)	$(6.06)
Cumulative effect of change in accounting for goodwill	—	—	(6.44)	—

Net loss	$(0.48)	$(2.79)	$(8.07)	$(6.06)

Number of shares used in per share computation	89,496	86,805	88,972	85,657

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(718,269)	$(518,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	573,184	—
Depreciation	11,451	17,042
Amortization of intangible assets	38,871	240,623
Asset impairments	22,594	118,991
Provision for losses on accounts receivable	(282)	2,722
Inventory provisions	464	2,699
Other non-cash items, net	(8,176)	4,325
Changes in assets and liabilities:
Receivables	727	5,128
Inventories	(647)	491
Accounts payable	(5,684)	8,425
Deferred revenue	(4,331)	(13,737)
Accrued expenses and other current liabilities	(11,997)	(17,930)
Other	1,746	(12,644)

Net cash used in operating activities	(100,349)	(162,701)

Cash flows from investing activities:
Sales of assets	9,292	96
Capital expenditures	(3,421)	(7,188)

Net cash provided by (used in) investing activities	5,871	(7,092)

Cash flows from financing activities:
Net transfers and advances from Conexant	188,678	166,928

Net cash provided by financing activities	188,678	166,928

Net increase (decrease) in cash and cash equivalents	94,200	(2,865)
Cash and cash equivalents at beginning of period	7,269	9,252

Cash and cash equivalents at end of period	$101,469	$6,387

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant shareholders of all 90,333,445 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant shareholder received one share of Mindspeed common stock, par value $.01 per share (including an associated preferred share purchase right) for every three shares of Conexant common stock held of record as of the close of business on June 20, 2003 (the record date) and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance would be $100 million (see Note 8). Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. Conexant and Mindspeed also entered into a Credit Agreement, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. Mindspeed and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

The consolidated financial statements of Mindspeed include the assets, liabilities, operating results and cash flows of the Mindspeed business, including subsidiaries, contributed to Mindspeed by Conexant. Such financial statements have been prepared using Conexant’s historical bases in the assets and liabilities and the historical operating results of the Mindspeed business during each respective period. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the financial information for periods prior to the Distribution may not reflect the consolidated financial position, operating results, changes in shareholder’s equity and cash flows of Mindspeed in the future or what they would have been had Mindspeed been a separate, stand-alone entity during the periods presented. All accounts and transactions among Mindspeed’s entities have been eliminated in consolidation.

The consolidated financial statements include allocations of certain Conexant expenses for research and development, legal, accounting, treasury, human resources, real estate, information technology, distribution, customer service, sales, marketing, engineering and other corporate services provided by Conexant including executive salaries and other costs (see Note 8). The expense allocations were determined using methods that Conexant and Mindspeed considered to be reasonable reflections of the utilization of services provided or the benefit received by Mindspeed. The allocation methods include specific identification, relative revenues or costs, or headcount. Management believes that the expenses allocated to Mindspeed are representative of the operating expenses it would have incurred had it been operated on a stand-alone basis. Following the Distribution, Mindspeed will perform these functions using its own resources or purchased services, including certain services obtained from Conexant pursuant to a transition services agreement.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges and the cumulative effect of the change in accounting for goodwill, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended registration statement on Form 10, filed with the Securities and Exchange Commission on June 6, 2003.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2003 and 2002 relate to the actual fiscal 2003 third quarter ended June 27, 2003 and the actual fiscal 2002 third quarter ended June 28, 2002, respectively.

Stock-Based Compensation – As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Pro forma net loss	$(48,419)	$(287,022)	$(747,243)	$(615,913)

Pro forma net loss per share	$(0.54)	$(3.31)	$(8.40)	$(7.19)

Change in Accounting Principle – The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

During fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. The Company consists of one reporting unit (as defined in SFAS 142) and for purposes of the impairment test, its fair value was determined considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, the Company recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for the Mindspeed business.

The following table shows the Company’s net loss as if the non-amortization provisions of SFAS 142 had been in effect for all periods presented (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(42,882)	$(242,403)	$(718,269)	$(518,836)
Amortization of goodwill	—	64,749	—	193,941
Amortization of assembled workforce previously classified as an intangible asset	—	364	—	1,091

Net loss, as adjusted	$(42,882)	$(177,290)	$(718,269)	$(323,804)

Loss per share, basic and diluted:
Net loss	$(0.48)	$(2.79)	$(8.07)	$(6.06)
Adjusted net loss	$(0.48)	$(2.04)	$(8.07)	$(3.78)

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Cash Flow Information – The Company paid no interest for the nine months ended June 30, 2003 and 2002, respectively. Income taxes paid, net of refunds received, for the nine months ended June 30, 2003 and 2002 were $0.3 million and $0.9 million, respectively.

Recent Accounting Standards – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 as of the beginning of fiscal 2003, with no significant impact on its financial position or results of operations.

In August 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS 146 will affect the timing of the recognition of the related costs. The adoption of SFAS 146 had no significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN 45 also requires that a guarantor recognize a liability for the fair value of certain guarantees made after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 in the first quarter of fiscal 2003, with no impact on its financial position or results of operations. The adoption of FIN 45 had no significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company holds no interests in variable interest entities and management does not expect the adoption of FIN 46 to have any impact on the Company’s financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2003	2002

Work-in-process	$3,364	$2,820
Finished goods	1,661	2,022

	$5,025	$4,842

Goodwill

During fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2002	$568,900
Assembled workforce reclassified to goodwill	4,284
Transition impairment loss	(573,184)

Goodwill, June 30, 2003	$—

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2003		September 30, 2002

	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization

Developed technology	$225,636	$(152,770)	$269,583	$(143,906)
Customer base	27,510	(18,532)	27,060	(14,169)
Assembled workforce	—	—	9,599	(5,315)
Other intangible assets	10,521	(9,972)	10,235	(9,455)

	$263,667	$(181,274)	$316,477	$(172,845)

The increases in the gross amounts of the customer base and other intangible assets as of June 30, 2003, as compared with September 30, 2002, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense is expected to be as follows (in thousands):

	2003	2004	2005

Amortization expense	$51,406	$49,662	$20,196

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(42,882)	$(242,403)	$(718,269)	$(518,836)
Foreign currency translation adjustments	721	1,610	817	(5,141)

Comprehensive loss	$(42,161)	$(240,793)	$(717,452)	$(523,977)

The balance of accumulated other comprehensive loss at June 30, 2003 and September 30, 2002 consists of accumulated foreign currency translation adjustments.

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$10,305	$12,215	$31,779	$30,793
Asia-Pacific	7,614	5,800	18,239	13,296
Europe, Middle East and Africa	2,234	3,943	8,701	11,065

	$20,153	$21,958	$58,719	$55,154

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. One distributor customer accounted for 25% and 18% of net revenues for the nine months ended June 30, 2003 and 2002, respectively.

3. Credit Facility

In connection with the Distribution, the Company entered into a Credit Agreement with Conexant, under which the Company may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. The Company may borrow under the credit facility only to restore its cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

indebtedness and creation of liens and encumbrances. In the event that Mindspeed makes borrowings under the credit facility, Conexant will be entitled to exercise certain warrants to purchase shares of Mindspeed common stock (see Note 4).

4. Stock Options and Warrants

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. The $89 million fair value of the warrant (estimated by management using the Black-Scholes option pricing model) has been recorded as a return of capital to Conexant.

Also in the Distribution, as a result of adjustments made to an outstanding warrant to purchase shares of Conexant common stock, Mindspeed issued to Jazz Semiconductor, Inc. a warrant to purchase approximately 1.0 million shares of Mindspeed common stock, at a price of $2.5746 per share, exercisable through December 2004.

In connection with the credit facility, the Company issued to Conexant warrants to purchase up to 8.3 million shares of Mindspeed common stock. The number of shares that may be acquired under the warrants will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8.3 million shares of Mindspeed common stock if the level of borrowings under the credit facility reaches $50 million. The warrants will be exercisable for a period of ten years after the Distribution at a price per share equal to the lesser of $3.408 or the fair market value of Mindspeed common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. The estimated fair value of any warrants that become exercisable as a result of borrowings under the credit facility will be charged against earnings as a cost of obtaining the credit facility.

Stock Options

In connection with the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The exercise prices of the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 29.9 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees). The following table summarizes all options to purchase Mindspeed common stock outstanding at June 30, 2003 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.01 — $ 0.96	1,188	6.1	$0.76	609	$0.69
0.97 — 1.00	3,711	7.2	0.99	231	0.99
1.01 — 1.78	2,395	4.3	1.58	2,014	1.61
1.80 — 2.36	20,322	6.0	2.03	15,259	2.01
2.38 — 23.29	2,320	5.2	4.12	1,771	4.24

0.01 — 23.29	29,936	6.0	1.98	19,884	2.11

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 11.9 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

		Outstanding			Exercisable

			Average	Weighted-		Weighted-
			Remaining	Average		Average
Range of		Number	Contractual	Exercise	Number	Exercise
Exercise Prices		of Shares	Life (Years)	Price	of Shares	Price

$0.01 — $	0.96	391	6.0	$0.77	152	$0.70
0.97 —	1.00	1,548	7.5	1.00	—	—
1.01 —	1.78	365	4.7	1.60	293	1.62
1.80 —	2.36	8,856	6.3	1.97	6,443	1.94
2.38 —	16.98	771	5.3	3.99	589	4.09

0.01 —	16.98	11,931	6.3	1.92	7,477	2.07

5. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. The Company may also be responsible for certain federal income tax liabilities under the tax allocation agreement between Mindspeed and Conexant, which provides that the Company will be responsible for certain taxes imposed on Mindspeed, Conexant or Conexant shareholders. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated condensed balance sheets. Product warranty costs are not significant.

6. Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and current and future litigation against Conexant or its subsidiaries to the extent such matters relate to the Mindspeed business.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

7. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Asset impairments	$1,929	$114,405	$22,594	$118,991
Restructuring	4,090	4,340	11,702	6,608
Other special charges	—	—	(9,039)	—

	$6,019	$118,745	$25,257	$125,599

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Asset Impairments

During the first nine months of fiscal 2003, the Company recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to the HotRail subsidiary. In January 2003, the Company decided to close the HotRail design center and to curtail investment in selected associated products. Management evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows were less than the carrying value (approximately $27.4 million) of the related assets, management determined that the value of such assets was impaired. The Company recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

Also during the first nine months of fiscal 2003, the Company recorded asset impairment charges totaling $3.5 million related to certain assets that it determined to abandon or scrap.

During the first nine months of fiscal 2002, the Company performed a strategic review of its operations and initiated restructuring actions intended to focus its research and development spending on products for the network infrastructure market segments it believes offer the most attractive near-term growth prospects, such as its products for metro/access applications. The Company believes that the end markets for optical long-haul networks offer weaker recovery prospects, with slow adoption of new, higher speed networks. Management determined that this anticipated weak demand would adversely affect the potential return on continued investment in the Novanet business, which was engaged in the development of semiconductor products for high-speed SONET applications. In June 2002, the Company closed the Novanet Semiconductor Ltd. (Novanet) design center in Israel, which represented substantially all of Novanet’s operations. Management also expected this weak demand would adversely affect NetPlane Systems, Inc.’s (NetPlane) operating performance, and determined to divest the NetPlane business. NetPlane develops and sells networking protocol software for control plane applications in network infrastructure equipment. The Company completed the sale of the assets of NetPlane in the second quarter of fiscal 2003 for net proceeds of $9.2 million.

As a result of these decisions, in fiscal 2002 the Company recorded impairment charges of $114.1 million to write down the carrying value of certain long-lived assets associated with these operations. Substantially all of the $61.0 million impairment charge for Novanet was recorded to write down the carrying value of goodwill. The amount of the impairment charge was the excess of the carrying value of the goodwill over its fair value, which was estimated to be zero because the Company did not expect to realize any significant cash flows from Novanet. The principal components of the $53.1 million impairment charge for NetPlane included the balances of goodwill ($40.8 million) and identified intangible assets ($12.3 million). The amount of the impairment charge was the excess of the carrying value over fair value, which was estimated to be zero because the Company did not at that time expect to realize any significant cash flows from the disposition of NetPlane.

Also during fiscal 2002, the Company recorded other asset impairment charges totaling $4.9 million. The impairment charges included $3.8 million to write off acquired technology that the Company determined, at the time of the impairment, would not be used in the future. The remaining impairment charges were associated with property and equipment that the Company determined to abandon or scrap.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Restructuring Charges

In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team until the Company returns to profitability. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated condensed statements of operations.

2001 Global Restructuring Plan — During the second quarter of fiscal 2001, as part of a broad cost reduction initiated by Conexant, the Company announced certain expense reduction initiatives and a reduction in workforce which reduced its headcount by approximately 60 employees. These actions were intended to focus investment and resources in areas that best support the Company’s strategic growth drivers. The charges for the workforce reduction aggregated $1.1 million and were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these restructuring actions in fiscal 2002. Activity and liability balances related to the 2001 global restructuring plan through June 30, 2003 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$1,110
Cash payments	(1,014)

Restructuring balance, September 30, 2001	96
Cash payments	(35)

Restructuring balance, September 30, 2002	61
Expense reversal	(61)

Restructuring balance, June 30, 2003	$—

2001 Mindspeed Cost Reduction Plan — During the third quarter of fiscal 2001, the Company initiated a further cost reduction plan, which reduced its workforce by approximately 110 employees, and recorded charges aggregating $2.1 million. The charges were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in the fourth quarter of fiscal 2001. In fiscal 2003, the Company reversed $0.1 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under the plan. Activity and liability balances related to the 2001 Mindspeed cost reduction plan through June 30, 2003 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$2,119
Cash payments	(1,518)

Restructuring balance, September 30, 2001	601
Cash payments	(455)

Restructuring balance, September 30, 2002	146
Expense reversal	(146)

Restructuring balance, June 30, 2003	$—

2002 Cost Reduction Plan — During fiscal 2002, the Company initiated additional actions to improve further its operating cost structure. Under this plan, the Company terminated approximately 110 employees and recorded charges aggregating $2.1 million. The charges were based upon estimates of the cost of severance benefits for the affected employees. In addition, the Company recorded restructuring charges of $0.2 million for costs associated with the consolidation of certain facilities. In fiscal 2003, the Company resolved its obligations related to certain leased facilities and reversed $0.1 million of previously accrued costs.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Activity and liability balances related to the 2002 cost reduction plan through June 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,097	$171	$2,268
Cash payments	(1,488)	(37)	(1,525)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	—	134	134
Expense reversal	—	(54)	(54)
Cash payments	—	(80)	(80)

Restructuring balance, June 30, 2003	$—	$—	$—

Mindspeed Strategic Restructuring Plan — During the third quarter of fiscal 2002, the Company announced a number of expense reduction and restructuring initiatives intended to reduce further its operating cost structure and focus its research and development spending on products for the network infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the divestiture of NetPlane and a reduction of support services spending, in total reducing the Company’s workforce by over 400 employees. During fiscal 2002, the Company terminated approximately 280 of such employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout its operations. In addition, the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities, including lease cancellation and related costs.

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees and closed its design center in Bristol, England. The Company recorded additional charges of $3.2 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $3.4 million for commitments under license obligations for the purchase of design tools that the Company determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through June 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	3,199	3,374	6,573
Cash payments	(6,298)	(6,960)	(13,258)

Restructuring balance, June 30, 2003	$991	$10,958	$11,949

Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 150 employees. Restructuring charges for the nine months ended June 30, 2003 include $3.8 million of severance benefits paid to the affected employees. Additional costs for severance benefits totaling approximately $1.0 million, principally expected to be paid during calendar year 2003, will be included in restructuring charges when incurred. In addition, the Company recorded restructuring charges of $1.6 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through June 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,790	$1,600	$5,390
Cash payments	(3,184)	(28)	(3,212)

Restructuring balance, June 30, 2003	$606	$1,572	$2,178

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Through June 30, 2003, the Company paid an aggregate of $24.7 million in connection with its restructuring plans and has a remaining accrued restructuring balance totaling $14.1 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which principally expire through fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to impact significantly the Company’s liquidity.

Other Special Charges

Other special charges for the first nine months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane.

8. Related Party Transactions

Prior to the Distribution, the Company operated as a wholly owned subsidiary of Conexant. Conexant maintained a centralized treasury function and provided funding for Mindspeed’s working capital and capital expenditure requirements. This funding consisted of Conexant’s payment of expenses allocated to Mindspeed and payments made by Conexant on behalf of Mindspeed. Under the Distribution Agreement, Conexant was also required to make a pre-distribution cash contribution to Mindspeed in an amount such that at the time of the Distribution Mindspeed’s cash balance would be $100 million. As of June 30, 2003, the accompanying consolidated condensed balance sheet includes a liability to Conexant of approximately $1.5 million representing cash in excess of $100 million held by Mindspeed at the time of the Distribution, which was repaid to Conexant in July 2003.

The financing from Conexant was in the form of equity capital advances in Mindspeed with no formal repayment or interest arrangements. The equity capital advances were recorded as additions to Conexant’s net investment in the accompanying consolidated condensed balance sheets. At the time of the Distribution, the balance of Conexant’s net investment of $210.3 million was transferred to additional paid-in capital.

A summary of the accumulated net transfers from Conexant and the average balances outstanding are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance at beginning of period	$534,283	$359,351	$470,056	$248,722
Cash collected by Conexant on behalf of Mindspeed	(20,098)	(19,305)	(59,213)	(63,004)
Purchases from Conexant	—	450	25	1,873
Capital expenditures	1,049	3,687	3,421	7,188
Expenses allocated from Conexant	2,310	2,830	7,257	8,688
Amounts paid by Conexant on behalf of Mindspeed	45,930	70,654	141,928	214,200
Contribution of assets in the spin-off	97,150	—	97,150	—

Net transfers from Conexant	126,341	58,316	190,568	168,945

Balance at end of period	$660,624	$417,667	$660,624	$417,667

Average balance	$597,454	$388,509	$565,340	$333,195

Allocated costs included in the accompanying consolidated condensed statements of operations are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Cost of goods sold	$143	$171	$491	$1,000
Research and development	1,025	1,421	3,294	4,307
Selling and marketing	(10)	—	2	41
General and administrative	1,152	1,238	3,470	3,340

	$2,310	$2,830	$7,257	$8,688

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the Distribution, Mindspeed entered into a Sublease with Conexant pursuant to which Mindspeed leases its headquarters located in Newport Beach, California. The Sublease has an initial term extending through June 2008. Mindspeed may, at its option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs. Mindspeed’s minimum future obligation under the Sublease is estimated at approximately $4.5 million annually (a total of $22.5 million over the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our amended registration statement on Form 10, filed with the Securities and Exchange Commission on June 6, 2003.

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical layer transceivers and framers to higher layer network processors, are classified into three focused product families: multiservice access products, T/E carrier products and asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processing solutions. These product families are complemented by a portfolio of high performance analog transmission devices and switching solutions which support mainstream synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) and packet-over-SONET applications. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers and digital loop carrier equipment, that support the processing, transmission and switching of high-speed voice and data traffic within different segments of the communications network.

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 44% and 59%, respectively, of our revenues for fiscal 2002 and the first nine months of fiscal 2003. For fiscal 2002 and the first nine months of fiscal 2003, one distributor, Avnet, Inc., accounted for 16% and 25%, respectively, of our net revenues; no other customer accounted for 10% or more of our net revenues for these periods. For fiscal 2002 and the first nine months of fiscal 2003, approximately 46% and 57%, respectively, of our total sales were to customers located outside the United States, primarily in the Asia-Pacific region. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

As of July 25, 2003 we had approximately 650 employees, including approximately 445 engineers. Approximately 410 of our employees are engaged in research and development activities at our headquarters in Newport Beach, California and at 6 design centers throughout the world. Our sales, marketing and technical support team comprises approximately 115 employees located in 7 domestic and 12 international sales locations.

Spin-off from Conexant Systems, Inc.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all 90,333,445 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed (the Distribution). In the Distribution, each Conexant shareholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held of record as of the close of business on June 20, 2003 (the record date) and cash for any fractional share of our common stock. Following the Distribution, we began operations as an independent, publicly held company. Our common stock now trades on the American Stock Exchange under the ticker symbol “MND”.

Prior to the Distribution, Conexant transferred to us the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance would be $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes and we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. We and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Results of Operations

Since the second quarter of fiscal 2001, we—like many of our customers and competitors—have been adversely impacted by a broad slowdown in investment in communications network infrastructure by Internet service providers (ISPs) and local and inter-exchange service providers. In most cases, the effect of weakened end-customer demand was compounded by significantly higher than normal levels of equipment and component inventories built up at our customers during fiscal 2000 and into fiscal 2001. This downturn in demand led to sharply lower sales volume, as compared to fiscal 2000 levels, across the majority of our product families. The effect was most pronounced in the first quarter of fiscal 2002, as many of our customers dramatically reduced purchases as they sought to consume the higher than normal levels of component inventories.

For fiscal 2002, our revenues reflected a substantial decline from the prior year’s level due to continued slow capital spending by telecommunications service providers. However, we believe that in some of the markets we address the levels of inventories held by our customers have decreased and during fiscal 2002, we began to experience some renewed demand in the markets for certain of our product families, including our T/E carrier products, ATM/MPLS network processors and switching solutions.

The overall slowdown in the network infrastructure markets has also impacted our gross margins and operating income. As a result of our cost reduction initiatives and the closure of certain facilities, in fiscal 2001 and 2002 and the first nine months of fiscal 2003 we recorded special charges of $7.7 million, $168.9 million and $25.3 million, respectively, for asset impairments and restructuring and other costs.

Net Revenues

We recognize revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We sell a portion of our products to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for sales returns and allowances for other customers based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented. The following table summarizes our net revenues:

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Net revenues	$20.2	(8)%	$22.0	$58.7	6%	$55.2

Our net revenues continue to be impacted by the sharply lower demand for network infrastructure equipment which has affected us, our customers and our competitors since the second quarter of fiscal 2001. The effect was most pronounced in the first quarter of fiscal 2002, when our quarterly revenues decreased to $14.2 million — their lowest level in several years — as many of our customers dramatically reduced purchases as they sought to consume their higher than normal levels of equipment and component inventories. Since that time, we have experienced some renewed demand in the markets for certain of our product families, including our T/E carrier products, ATM/MPLS network processors and high-performance analog products.

Our revenues of $58.7 million for the first nine months of fiscal 2003 compared to the similar fiscal 2002 period reflect higher sales volumes in our high performance analog products, with strong demand for our crosspoint switches for storage applications. Our physical media devices also experienced strong demand from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-home deployments and backhaul from cellular base station equipment. Overall, sales to customers in the Asia-Pacific region for the first nine months of fiscal 2003 increased 37% over the similar fiscal 2002 period, benefiting from network infrastructure build-out in that region. Our fiscal 2003 revenues also reflect higher sales volumes in our T/E carrier and ATM/MPLS product families. These increases were partially offset by lower shipments of our multiservice access products and the impact of our divestiture of the NetPlane Systems, Inc. software business in fiscal 2003.

Our revenues of $20.2 million for the third quarter of fiscal 2003 compared to the similar fiscal 2002 period principally reflect lower sales volume in our T/E carrier products and the impact of our divestiture of the NetPlane Systems software business in fiscal 2003. These decreases were partially offset by increased shipments of our high performance analog products and our ATM/MPLS network processors.

Gross Margin

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Gross margin	$13.7	(8)%	$14.9	$40.5	21%	$33.4
Percent of net revenues	68%		68%	69%		61%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd., Jazz Semiconductor and Amkor Technology, Inc. and, prior to the organization of Jazz in March 2002, Conexant) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold. Our gross margins for the first nine months of fiscal 2003 compared with the similar period of fiscal 2002 reflect the effect of higher quarterly revenues and the favorable impact of our cost reduction actions. Gross margins for the first nine months of fiscal 2003 also benefited from lower provisions for excess and obsolete inventories.

Our gross margin for the first nine months of fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $3.1 million and $2.9 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for the first nine months of fiscal 2003 would have been $37.4 million (64% of our net revenues) compared to $30.5 million (55% of our net revenues) for the first nine months of fiscal 2002.

For the third quarter of fiscal 2003 and 2002, our gross margin benefited from the sale of inventories with an original cost of $0.5 million and $1.3 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. Had we not previously written down the cost basis of these goods, our gross margin for the third quarter of fiscal 2003 would have been $13.2 million (65% of our net revenues) compared to $13.6 million (62% of our net revenues) for the fiscal 2002 third quarter.

We recorded an aggregate of $83.5 million of inventory write-downs in fiscal 2001. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for network infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter. Our fiscal 2001 second quarter revenues decreased 51% compared with the immediately preceding quarter. The reduced global demand for our products became more pronounced in the third and fourth quarters of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 56% and 39%, respectively, in those periods. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $10.9 million, $51.7 million and $20.9 million in the first, second and third quarters, respectively, of fiscal 2001. The inventories written down in fiscal 2001 principally consisted of multiservice access processors and multi-megabit DSL transceivers.

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over six months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Our products are used by OEMs that have designed our products into network infrastructure equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.

From the time of the fiscal 2001 inventory write-downs and through June 30, 2003, we scrapped a portion of these inventories having an original cost of $32.0 million and sold a portion of these inventories with an original cost of $7.7 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of June 30, 2003, we continued to hold inventories with an original cost of $43.7 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

We base our assessment of the recoverability of our inventories, and the amounts of any write-downs, on currently available information and assumptions about future demand and market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Research and Development

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Research and development	$26.3	(38)%	$42.0	$83.6	(36)%	$129.8
Percent of net revenues	130%		191%	142%		235%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the third quarter and first nine months of fiscal 2003 compared to the similar periods of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions. Subsequent to the first quarter of fiscal 2002, we eliminated R&D spending directed at high-end optical networking applications, closed design centers in San Jose, California and Bristol, United Kingdom, as well as our Novanet Semiconductor Ltd. subsidiary design center, and completed the divestiture of our NetPlane Systems, Inc. business.

Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Selling, general and administrative	$12.4	(25)%	$16.6	$37.9	(31)%	$55.2
Percent of net revenues	62%		76%	64%		100%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions, product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in SG&A expenses for the third quarter and first nine months of fiscal 2003 compared to the similar periods of fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions. For the first nine months of fiscal 2003, the decrease in SG&A expenses also reflects additional provisions for losses on accounts receivable of approximately $3.0 million in the first nine months of fiscal 2002 for an account that became uncollectible.

Amortization of Intangible Assets and Change in Accounting for Goodwill

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Amortization of intangible assets	$12.3	(85)%	$80.1	$38.9	(84)%	$240.6
Percent of net revenues	61%		365%	66%		436%

The lower amortization expenses in the third quarter and first nine months of fiscal 2003 primarily resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. See Note 1 of Notes to Consolidated Condensed Financial Statements. We expect that amortization of intangible assets will total approximately $51.4 million for fiscal 2003.

Also upon adoption of SFAS 142, we completed the transition impairment test of our goodwill required by SFAS 142 (as of the beginning of fiscal 2003). Our business consists of one reporting unit (as defined in SFAS 142) and for purposes of the impairment test, we determined its fair value considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, we recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for our business. The impairment charge resulted from the sharp decline in the valuations assigned to communications semiconductor companies as of the time of the transition impairment test as compared with valuations at the dates of the respective acquisitions. Future periodic impairment tests may result in significant write-downs of the value of our intangible assets.

Special Charges

Special charges consist of the following:

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Asset impairments	$1.9	nm	$114.4	$22.6	nm	$119.0
Restructuring charges	4.1	(6)%	4.3	11.7	77%	6.6
Other special charges	—	nm	—	(9.0)	nm	—

	$6.0	nm	$118.7	$25.3	nm	$125.6

nm = not meaningful

Asset Impairments

For a discussion of our asset impairment charges, see Note 7 of Notes to Consolidated Condensed Financial Statements.

Restructuring Charges

Commencing in fiscal 2001, and continuing into fiscal 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, see Note 7 of Notes to Consolidated Condensed Financial Statements.

We expect to complete our previously announced cost reduction actions by the end of the calendar year. When complete, we anticipate that these actions will reduce our operating cost by approximately $30 million on an annualized basis from the fiscal 2003 third quarter’s level.

Through June 30, 2003, we have paid an aggregate of $24.7 million in connection with our fiscal 2001, 2002 and 2003 restructuring plans and we have a remaining accrued restructuring balance aggregating $14.1 million. We expect to pay a majority of the amounts accrued for the workforce reductions during fiscal 2003 and we expect to pay the obligations for the non-cancelable leases and other contractual commitments over their respective terms, which principally expire through fiscal 2005. In addition, costs for certain severance benefits under the Mindspeed 2003 restructuring plan totaling approximately $1.0 million, which we expect to pay principally during calendar year 2003, will be included in restructuring charges when incurred. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to impact significantly our liquidity.

Other Special Charges

Other special charges for the first nine months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane.

Other Expense, Net

	Three months ended June 30,			Nine months ended June 30,

(in millions)	2003	Change	2002	2003	Change	2002

Other income (expense), net	$0.7	28%	$0.5	$0.5	nm	$(0.5)
Percent of net revenues	3%		2%	1%		(1)%

Other income (expense), net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Provision (Benefit) for Income Taxes

Our provision for income taxes for the first nine months of fiscal 2003 and 2002 consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2002 and the first nine months of fiscal 2003 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2003 will principally consist of income taxes related to our foreign operations.

As of September 30, 2002, we had a valuation allowance of $196 million against our deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize the deferred tax assets through the reduction of future income tax payments. As of September 30, 2002, we had U.S. federal net operating loss carryforwards of approximately $200 million which we retained in the Distribution. The remainder of our net operating losses, and a significant portion of our other deferred income tax assets, were retained by Conexant and are not available to be used in our separate income tax returns for periods subsequent to the Distribution.

Liquidity and Capital Resources

Cash used in operating activities was $100.3 million for the first nine months of fiscal 2003 compared to $162.7 million for the first nine months of fiscal 2002. Operating cash flows for the first nine months of fiscal 2003 reflect our loss (before the effect of our change in accounting for goodwill) of $145.1 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $64.9 million, and a net increase in the non-cash components of our working capital of approximately $20.2 million. Before the effect of working capital changes, cash used in operations was $80.2 million for the first nine months of fiscal 2003, compared to $132.4 million for the first nine months of fiscal 2002.

The changes in the non-cash components of working capital for the first nine months of fiscal 2003 consist principally of an $17.7 million decrease in accounts payable, accrued expenses and other current liabilities, principally related to the timing of vendor payments and the payment of restructuring costs and a $4.3 million decrease in deferred revenue due to lower inventory levels at our major distributors.

Cash provided by investing activities for the first nine months of fiscal 2003 principally consisted of proceeds from sales of assets of $9.3 million, partially offset by capital expenditures of $3.4 million. Cash used in investing activities for the first nine months of fiscal 2002 principally consisted of capital expenditures of $7.2 million.

Cash provided by financing activities for the first nine months of fiscal 2003 consisted of net transfers from Conexant of $91.7 million for working capital purposes and a $97.0 million pre-Distribution cash contribution (described below). Cash provided by financing activities for the first nine months of fiscal 2002 consisted of net transfers from Conexant of $166.9 million. Under the Distribution Agreement, Conexant was required to make a pre-distribution cash contribution to us in an amount such that at the time of the Distribution our cash balance would be $100 million. As of June 30, 2003, the accompanying consolidated condensed balance sheet includes a liability to Conexant of approximately $1.5 million representing cash in excess of $100 million held by us at the time of the Distribution, which we repaid to Conexant in July 2003.

In connection with the Distribution, we entered into a Credit Agreement with Conexant, under which we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise certain warrants to purchase shares of our common stock.

Our principal sources of liquidity are our existing cash reserves, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at June 30, 2003 (less amounts repaid to Conexant in July 2003) totaled $100 million and our working capital at June 30, 2003 was $79.4 million. During the past ten fiscal quarters, we reduced our capital expenditures and implemented a number of expense reduction initiatives (including a series of workforce reductions, the consolidation of certain facilities and salary reductions of 10% for our senior management) to improve our operating cost structure. However, we expect that reduced end-customer demand and other factors will continue to result in our incurring significant operating losses in the near term.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt financing or issue additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Commitments

We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2007 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. In connection with the Distribution, we assumed certain leases held by Conexant and we sublease certain properties from Conexant. At September 30, 2002, our minimum future obligations under operating leases, including leases assumed from Conexant, totaled $18.1 million, including $5.8 million due within one year; $8.4 million due in one to three years; $3.1 million due in three to five years; and $0.8 million due after five years. Rental expense under operating leases (including amounts allocated from Conexant) was approximately $14.1 million during fiscal 2002.

In addition, in connection with the Distribution we entered into a Sublease with Conexant pursuant to which we lease our headquarters located in Newport Beach, California. Our minimum future obligations under the Sublease from Conexant total an estimated $22.5 million, including $4.5 million due within one year; $9.0 million due in one to three years; and $9.0 million due in three to five years.

Recent Accounting Standards

See Note 1 of Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and litigation. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

Impairment of Long-lived Assets — Long-lived assets, including fixed assets, goodwill and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill is tested for impairment using the fair value based test prescribed by SFAS 142. The estimates and assumptions described above (along with other factors such as discount rates) also affected the amount of the impairment loss we recognized upon adoption of SFAS 142.

Deferred Income Taxes — We have provided a full valuation allowance against our deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

Inventories — We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected.

Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Certain Business Risks

Our business, financial condition and operating results can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

You should carefully consider and evaluate all of the information in this Quarterly Report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

Risks Related to Our Business

We are incurring substantial operating losses, we anticipate additional future losses and we must significantly increase our revenues to become profitable.

We incurred a net loss of $718.3 million ($145.1 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in the first nine months of fiscal 2003 compared to a net loss of $518.8 million in the first nine months of fiscal 2002. We incurred net losses of $668.3 million in fiscal 2002 and $496.4 million in fiscal 2001. We face an environment of sharply diminished demand in many of the markets for our products and lower levels of capital spending by service providers who purchase equipment containing our products. We expect that reduced end-customer demand and other factors will continue to result in our incurring significant operating losses in the near term.

In order to return to profitability, we must achieve substantial revenue growth. Revenue growth will depend on renewed demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on capital spending levels of communications service providers. Although we have implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the current business environment, expense reductions alone, without revenue growth, will not return us to profitability. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We have recently experienced the worst downturn in the history of the highly cyclical semiconductor industry, resulting in a dramatic decline in our revenues.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns such as we are now experiencing have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and our results of operations. We have in the past experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Since fiscal 2001, we — like many of our customers and competitors — have been adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products. The impact of weakened end-customer demand has been compounded by higher than normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers. These conditions have represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products has been impacted more adversely than the industry as a whole. We cannot assure you as to whether or when the current industry downturn will end or market conditions will improve to the extent necessary for us to return to profitability.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the third quarter and first nine months of fiscal 2003, our net cash “burn” (the sum of our net cash used in operating activities and net cash used in investing activities) was $32.4 million and $94.5 million, respectively. Prior to the Distribution, we relied on funding from Conexant together with cash generated from product sales to fund our cash requirements. Our principal sources of liquidity are our existing cash reserves (approximately $100 million as of June 30, 2003) and available borrowings under a $50 million credit facility with Conexant. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We are subject to intense competition.

The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of United States and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted, and is expected to continue to result, in declining average selling prices for our products.

Many of our current and potential competitors have certain advantages over us, including:

•	stronger financial position and liquidity;

•	longer presence in key markets;

•	greater name recognition;

•	access to larger customer bases; and

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have recently incurred substantial operating losses and we anticipate future losses. Our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

Our success depends on our ability to develop competitive new products in a timely manner.

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to timely complete development of new products and bring our products to market on a timely basis;

•	our ability to differentiate our products from offerings of our competitors; and

•	overall market acceptance of our products.

We cannot assure you that we will have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products, particularly if we are required to take further cost reduction actions. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.

If we are not able to keep abreast of the rapid technological changes in our markets, our products could become obsolete.

The demand for our products can change quickly and in ways we may not anticipate because our markets generally exhibit the following characteristics:

•	rapid technological developments;

•	rapid changes in customer requirements;

•	frequent new product introductions and enhancements;

•	declining prices over the life cycle of products; and

•	evolving industry standards.

Our products could become obsolete sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products.

We may not be able to attract and retain qualified personnel necessary for the design, development and sale of our products. Our success could be negatively affected if key personnel leave.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.

Approximately 25% of our engineers are foreign nationals working in the United States under visas. The visas held by many of our employees permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the United States during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. Our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have significantly reduced the number of our technical employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

If network infrastructure OEMs do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins”. Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. This lengthy period of time required also increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 44% and 59% of our net revenues for fiscal 2002 and the first nine months of fiscal 2003, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

The network infrastructure markets we address have been characterized by dramatic changes in end-user demand and levels of channel inventories that reduce visibility into future demand for our products. As a result of sharply reduced demand across our product portfolio, in fiscal 2001 we recorded $83.5 million of inventory write-downs.

We are dependent upon third parties for the manufacture, assembly and test of our products.

We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. During times when the semiconductor industry is experiencing a shortage of wafer fabrication capacity, we may experience delays in shipments or increased manufacturing costs.

There are significant risks associated with our reliance on third-party foundries, including:

•	the lack of assured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, access to key process technologies.

We obtain external wafer manufacturing capacity primarily from Taiwan Semiconductor Manufacturing Co., Ltd., known as TSMC, and Jazz Semiconductor, a joint venture whose principal owners are The Carlyle Group and Conexant. However, these and other foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

We are also dependent upon third parties, including Amkor Technology, Inc., for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last-time buy” program to satisfy their anticipated requirements for our products. The unanticipated discontinuation of a wafer fabrication process on which we rely may adversely affect our revenues and our customer relationships.

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region, Mexico and California. In the event of a disruption of the operations of one or more of our suppliers, we may not have a second manufacturing source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience from time to time lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our cost of goods sold and our results of operations.

We are subject to the risks of doing business internationally.

For fiscal 2002 and the first nine months of fiscal 2003, approximately 46% and 57%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and European countries. In addition, we have design centers and suppliers located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

        •         currency exchange rate fluctuations;

        •         local economic and political conditions;

        •         disruptions of capital and trading markets;

        •         restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

        •         changes in legal or regulatory requirements;

        •         difficulty in obtaining distribution and support;

        •         the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

        •         tax laws; and

        •         limitations on our ability under local laws to protect our intellectual property.

Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our foreign sales.

We enter into foreign currency forward exchange contracts to minimize risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

Our operating results may be negatively affected by substantial quarterly and annual fluctuations and market downturns.

Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

        •         changes in end-user demand for the products manufactured and sold by our customers;

        •         the timing of receipt, reduction or cancellation of significant orders by customers;

        •         the gain or loss of significant customers;

        •         market acceptance of our products and our customers’ products;

        •         our ability to develop, introduce and market new products and technologies on a timely basis;

        •         the timing and extent of product development costs;

        •         new product and technology introductions by competitors;

        •         fluctuations in manufacturing yields;

        •         availability and cost of products from our suppliers;

        •         intellectual property disputes; and

        •         the effects of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our ability to use, make, sell, export or import our products or one or more components comprising our products.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

•	the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

•	any existing or future patents will not be challenged, invalidated or circumvented; or

•	any of the measures described above would provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

Our success may depend, in part, on our ability to successfully integrate companies we may acquire.

We may from time to time make acquisitions, enter into alliances or make investments to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, if we consummate such transactions, they could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees from the acquired company.

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful.

Risks Related to Our Spin-off From Conexant, the Securities Markets
and Ownership of Our Common Stock

We do not have an operating history as an independent company, and potential concerns about our prospects as an independent company could affect our ability to attract and retain customers and employees. Our historical financial statements are not necessarily indicative of our financial position, results of operations and cash flows as an independent company.

As an independent public company, we are dependent on our own resources to operate our business and, except for the $50 million credit facility with Conexant, we no longer have access to Conexant’s resources. If we are not successful in assuring our customers and employees of our financial stability and our prospects for success as an independent company, our customers may choose other suppliers and our employees may seek other employment, which may materially adversely affect our business.

The historical financial information we have included in this Quarterly Report has been derived from Conexant’s consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, as a result of our separation from Conexant, changes will occur in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company. As part of Conexant, we benefited from various economies of scale, including shared global administrative functions and facilities and volume purchase discounts. Our costs may increase as a result of the loss or renegotiation of these arrangements, although the amount of any cost increase is not determinable at this time. We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. Such agreements relate to manufacturing capacity, intellectual property and other goods and services for our business. We are in the process of negotiating such agreements with various third parties, including agreements relating to manufacturing capacity. Although we expect to be able to enter into arrangements on terms substantially similar to those we enjoyed as part of Conexant prior to the distribution, we cannot assure you that we will be able to do so.

Our securities have a limited trading history, and our stock price may fluctuate significantly.

Prior to June 23, 2003, when our common stock began trading on the American Stock Exchange on a “when-issued” basis, there was no trading market for our common stock. On June 30, 2003, our common stock began trading on a “regular way” basis on the American Stock Exchange under the trading symbol “MND”. There can be no assurance as to the prices at which trading in our common stock will occur in the future. At least until our common stock is fully distributed and an orderly market develops, and even thereafter, the market price of our common stock may fluctuate significantly. We cannot assure you that an active trading market in our common stock will develop or be sustained in the future. The market price at which shares of our common stock will trade will be determined by the marketplace and may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

It may be difficult for shareholders to sell our common stock due to the possibility of an illiquid market for our stock.

Because our total market capitalization is relatively small, our common stock may be or become relatively illiquid. In that event, a shareholder who wants to sell our stock may find it difficult to do so expeditiously or at a favorable price.

Moreover, all companies listed on the American Stock Exchange are required to comply with continued listing standards. The American Stock Exchange will consider delisting the securities of a company which has: shareholders’ equity of less than $2 million and losses from continuing operations (or net losses) in two of its three most recent fiscal years; shareholders’ equity of less than $4 million and losses from continuing operations (or net losses) in three of its four most recent fiscal years; or shareholders’ equity of less than $6 million and losses from continuing operations (or net losses) in its five most recent fiscal years. Notwithstanding our recent operating losses and net losses, as of June 30, 2003, we were in compliance with these shareholders’ equity standards as our shareholders’ equity was approximately $193 million. There can be no assurance, however, that our shareholders’ equity will remain above the required levels or that we will not sustain additional losses in the future. If we fail to continue meeting these standards, our common stock would cease to be eligible for listing on the American Stock Exchange and investors could be required to trade our common stock on the OTC Bulletin Board or some other quotation medium. If that were to occur, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could adversely affect the price of our common stock.

In addition, termination of listing on the American Stock Exchange may negatively impact our standing with our customers and employees and, as a consequence, our ability to compete successfully.

A substantial redistribution of our common stock may occur after our spin-off from Conexant, which could cause our stock price to decline. Substantial sales of our common stock upon exercise of our warrants issued to Conexant could also depress our stock price.

Substantially all of the shares of our common stock distributed in the spin-off are eligible for immediate resale in the public market. In spin-off transactions, it is not unusual for a significant redistribution of shares to occur during the first few weeks or even months following completion of the spin-off. We are unable to predict whether substantial amounts of our common stock will be sold in the open market following the spin-off or what effect such sales may have on the market price of our common stock. Any sales of substantial amounts of our common stock in the public market, or the perception that any redistribution has not been completed, could materially adversely affect the market price of our common stock.

Conexant holds warrants that are exercisable for 30 million shares of our common stock, representing approximately 20 percent of our outstanding common stock on a fully diluted basis. Conexant also holds warrants to acquire up to approximately 8.3 million shares of our common stock to the extent we borrow under the credit facility provided by Conexant. Although the warrants will not be exercisable for lock-up periods of 12 months and 9 months, respectively, following our spin-off from Conexant, when the lock-up periods expire the underlying shares of our common stock may be acquired and sold. If Conexant or a transferee of the warrants sells a substantial number of shares of our common stock in the future or if investors perceive that these sales may occur, the market price of our common stock could decline.

Some of our directors and executive officers may have potential conflicts of interest because of their positions with Conexant or their ownership of Conexant common stock.

Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service as both a director of ours and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the credit facility provided to us by Conexant or the warrants to purchase our common stock issued to Conexant, or under the other agreements entered into between us and Conexant in connection with the spin-off.

Our restated certificate of incorporation includes provisions relating to the allocation of business opportunities that may be suitable for both us and Conexant based on the relationship to the companies of the individual to whom the opportunity is presented and the method by which it was presented and also includes provisions limiting challenges to the enforceability of contracts between us and Conexant.

We may have difficulty resolving any potential conflicts of interest with Conexant, and even if we do, the resolution may be less favorable than if we were dealing with an entirely unrelated third party.

Provisions in our organizational documents and rights plan and Delaware law will make it more difficult for someone to acquire control of us.

Our restated certificate of incorporation, our amended bylaws, our rights agreement and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended bylaws include provisions such as:

•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our shareholders;

•	a prohibition on shareholder action by written consent;

•	a requirement that shareholders provide advance notice of any shareholder nominations of directors or any proposal of new business to be considered at any meeting of shareholders;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or amended bylaws;

•	elimination of the right of shareholders to call a special meeting of shareholders; and

•	a fair price provision.

Our rights agreement gives our shareholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

In addition to the rights agreement and the provisions in our restated certificate of incorporation and amended bylaws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested shareholder during the three-year period following the time that such shareholder becomes an interested shareholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the shareholder becoming an interested shareholder or specified shareholder approval requirements are met.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2003, the carrying value of our cash and cash equivalents approximates fair value.

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2003, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Distribution, on June 27, 2003 the Company issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. The issuance of the warrant was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act). The holder of the warrant was granted certain registration rights.

Also in connection with the Distribution, as a result of adjustments made to an outstanding warrant to purchase shares of Conexant common stock, on June 27, 2003 the Company issued to Jazz Semiconductor, Inc. a warrant to purchase 1,036,806 shares of Mindspeed common stock, at a price of $2.5746 per share, exercisable through December 2004. The issuance of the warrant was pursuant to an exemption from registration under Section 4(2) of the Securities Act. The holder of the warrant was granted certain registration rights with respect to the shares issuable upon exercise of the warrant, and the Company’s registration statement on Form S-3 (Registration No. 333-107343) with respect to the resale of those shares was declared effective by the Securities and Exchange Commission on August 1, 2003.

In connection with the Credit Agreement between the Company and Conexant, on June 27, 2003 the Company issued to Conexant warrants to purchase up to 8,333,334 shares of Mindspeed common stock (the Credit Facility Warrant). The number of shares that may be acquired under the Credit Facility Warrant, if any, will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8,333,334 shares of Mindspeed common stock if the level of borrowings under the credit facility reaches $50 million. The Credit Facility Warrant will be exercisable for a period of ten years after the Distribution at a price per share equal to the lesser of $3.408 or the fair value of Mindspeed common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. The issuance of the Credit Facility Warrant was pursuant to an exemption from registration under Section 4(2) of the Securities Act. The holder of the Credit Facility Warrant was granted certain registration rights.

The Company received no cash proceeds from the issuances of these securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the Distribution, Conexant, as sole shareholder of the Company and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on June 5, 2003, the amended and restated Certificate of Incorporation and the amended Bylaws of the Company; and (2) on June 6, 2003, the adoption by the Company of the Mindspeed Technologies, Inc. 2003 Stock Option Plan, the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, the Mindspeed Technologies, Inc. Directors Stock Plan, the Mindspeed Technologies, Inc. Retirement Savings Plan, the Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan and the Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

During fiscal 2003, the audit committee of the Company’s board of directors preapproved certain non-audit services to be rendered by Deloitte & Touche LLP, the Company’s independent auditors. Such non-audit services consist of income tax preparation, tax compliance and customary tax consulting services. The Company believes that the provision of such services by Deloitte & Touche LLP is compatible with maintaining the independence of that firm.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration

Statement on Form S-3 (Registration Statement No. 333-106146) (the “2003 Stock Option Plan S-3”), is incorporated herein by reference.

3.2	Bylaws of Registrant, filed as Exhibit 4.2 to the 2003 Stock Option Plan S-3, are incorporated herein by reference.

4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650) (the “Form 10”), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.1	Distribution Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.2	Employee Matters Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3	Tax Allocation Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.4	Sublease dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.4 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.5	Credit Agreement dated as of June 27, 2003 by and among Mindspeed Technologies, Inc., the subsidiaries of Mindspeed Technologies, Inc. from time to time parties thereto and Conexant Systems, Inc., filed as Exhibit 2.5 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.6	Form of Employment Agreement to be entered into between Registrant and certain executives of Registrant, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.

10.7	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.6 hereto.

10.8	Common Stock Purchase Warrant dated June 27, 2003.

10.9	Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the 2003 Stock Option Plan S-3, is incorporated herein by reference.

10.10	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106148), is incorporated herein by reference.

10.11	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.

10.12	Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.

10.13	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.

10.14	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.

99	Written Statement of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

Current Report on Form 8-K dated July 1, 2003, reporting the distribution by Conexant Systems, Inc. to its shareholders of all outstanding shares of the Company’s common stock on June 27, 2003. (Items 5 and 7)

Current Report on Form 8-K dated July 23, 2003, furnishing the Company’s press release dated July 23, 2003, announcing its financial results for the quarter ended June 30, 2003. (Items 7 and 12)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2003	By	/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

CERTIFICATIONS

               I, Raouf Y. Halim, Chief Executive Officer of Mindspeed Technologies, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Mindspeed Technologies, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   August 8, 2003

/s/ Raouf Y. Halim

Raouf Y. Halim
Chief Executive Officer

               I, Simon Biddiscombe, Senior Vice President, Chief Financial Officer and Treasurer of Mindspeed Technologies, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Mindspeed Technologies, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   August 8, 2003

/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer
  and Treasurer

EXHIBIT INDEX

10.7	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.6 hereto.

10.8	Common Stock Purchase Warrant dated June 27, 2003.

99	Written Statement of Chief Executive Officer and Chief Financial Officer.