Form 10-K
period 2003-09-30
MINDSPEED TECHNOLOGIES INC
filed 2003-12-17
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003*

Commission file number: 1-31650

Mindspeed Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code:

(949) 579-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.01 par value per share (including associated Preferred Share Purchase Rights)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(including associated Preferred Share Purchase Rights)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

     The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of the end of its most recent fiscal year was approximately $499.4 million. Such amount is not presented as of the end of Registrant’s most recently completed second fiscal quarter since the Registrant’s stock was not publicly traded at that date. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant’s Common Stock as of November 28, 2003 was 94,948,294.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on February 26, 2004, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2003 period relate to the actual fiscal year ended October 3, 2003.

**	The Registrant has voluntarily applied to delist its Common Stock from listing and trading on the American Stock Exchange. As of December 15, 2003, the Registrant’s Common Stock is listed and traded on the Nasdaq National Market and is no longer traded on the American Stock Exchange.

CAUTIONARY STATEMENT

      This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including its future results and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results or events may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth herein under the heading “Certain Business Risks,” as well as those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

      Mindspeed TechnologiesTM is a trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

PART I

Item 1.	Business

      Mindspeed Technologies, Inc. (“we”, “Mindspeed” or the “Company”) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers and digital loop carrier equipment. Service providers use this equipment for the processing, transmission and switching of high-speed voice and data traffic within different segments of the communications network.

      Our products enable network infrastructure OEMs to design their system-level products with bandwidth flexibility, low power consumption, scalability, upgradeability and high reliability, which we believe allows them to achieve lower total system cost and accelerate their design and production cycles. We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. Our business is fabless, which means we outsource all of our manufacturing needs and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products — the highest value-creation elements of our business model.

Spin-off from Conexant Systems, Inc.

      On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant (the Distribution). In the Distribution, each Conexant shareholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the Distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq National Market under the ticker symbol “MSPD”.

      Prior to the Distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance was $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes and we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. We and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Industry Overview

Background

      The telecommunications industry has experienced dramatic growth in the number of Internet users, increasing from a base of approximately 20 million users in 1995 to almost 600 million users by the end of 2002. Consumers and businesses of all sizes increased their use of the Internet for e-mail, on-line shopping, video conferencing and transferring large amounts of stored data. Growth in consumer and business users and applications spurred demand for more bandwidth-intensive data services from service providers. To satisfy this growth in demand, service providers invested aggressively in high-speed, packet-based data networks.

      By the end of 2000, many service providers had expanded their networks too rapidly, resulting in industry-wide bandwidth overcapacity significantly exceeding demand growth projections for the next several years. As a result, service provider annual capital spending on network infrastructure equipment, physical plant and support services declined significantly in calendar years 2001 and 2002. Beginning in the first calendar quarter of 2001, this sharp decrease in demand for communications semiconductors significantly impacted our revenues and the revenues of our competitors.

Outlook

      Despite this setback, we believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, has stabilized and will return to an attractive long term growth trajectory for several reasons:

•	We believe the imbalance between supply and demand has been significantly reduced in several network equipment market segments, including network access and metropolitan area networks, or metro, service areas and selected enterprise segments.

•	We anticipate that demand for network capacity will increase, driven by:

—	Internet user growth;

—	higher network utilization rates; and

—	the popularity of new bandwidth-intensive applications, such as wireless data transfer and video/multimedia applications.

•	We believe that incumbent service providers worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce their recurring cost of operations.

•	In developing countries, we expect that service providers will continue the build-out of telecommunication networks, many of which were previously government owned.

      We expect network infrastructure OEMs to outsource more of their semiconductor component requirements to semiconductor suppliers, allowing the OEMs to reduce their operating cost structure by shifting their focus and investment from internal application specific integrated circuit (ASIC) semiconductor design and development to more strategic systems development.

Addressed Markets and Semiconductor Requirements

      Semiconductors will continue to play a critical role in enabling network infrastructure OEMs to meet the needs of their service provider customers in terms of system performance, functionality and time-to-market. Network infrastructure OEMs require new, more advanced communications semiconductor products that are highly optimized for network infrastructure equipment employed by their customers, such as digital signal processors, transceivers, framers, packet and cell processors, and switching solutions.

      Our semiconductor products can be incorporated in network infrastructure equipment that is deployed by service providers or businesses in the four segments of the broadly defined communications network: enterprise networks, network access service areas, metropolitan area networks, and wide-area or long-haul networks. We focus primarily on two of these network segments, network access service areas and metropolitan area networks, and continue to expand our presence in a number of enterprise, or internal business network, applications. The type and complexity of network infrastructure equipment used in these segments continues to expand, driven by the need for the processing, transmission and switching of digital voice and data traffic over multiple communication media, at numerous transmission data rates and employing different protocols.

      Network Access service areas of the telecommunications network refer to the “last mile” of a service provider’s physical network, including network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan area and wide-area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice and data traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks, for example, connecting wireless base station equipment to a wireline network. Typical network infrastructure equipment found at the edge of the network access service area that use our products include remote access concentrators, digital subscriber line (DSL) access multiplexers, voice and media gateways, wireless base stations and optical line termination and media converters.

      Metropolitan Area Networks, or metro, service areas of the telecommunications network refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area. In addition, it provides the communications link between network access service areas and the fiber optic-based, wide-area network. For metro equipment applications, communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products include add-drop multiplexers, switches, high-speed routers and digital cross-connect systems.

      Communications Media and Data Transmission Rates. Copper wire remains the primary wireline communication medium for network access service areas and portions of metro service areas. T-carrier service is the most common digital transmission service standard employed by service providers to deliver high-speed communications for both voice and data traffic over copper wire, and is ideally suited for point-to-point communications requirements for businesses. T-1 and T-3 lines refer to different levels of North American T-carrier service that transmit data at rates of 1.5 and 45 megabits per second (Mbps) respectively. In Europe and portions of Asia, similar services are designated as E-1 and E-3 lines and transmit data at rates of 2 and 34 Mbps, respectively.

      Given its superior bandwidth capability, ease of maintenance, improved data integrity and network reliability, fiber optic cable has become the communication medium of choice for wide-area networks and most metro service areas and is increasingly used for broadband network access applications. Synchronous optical network (SONET) is the digital transmission service standard employed by service providers in the Americas and portions of Asia to deliver high-speed voice and data communications and synchronous digital hierarchy (SDH) is the equivalent standard for the majority of the rest of the world. Today, high-speed SONET/ SDH-based connections operate at data transmission rates from 155 Mbps to 2.5 gigabits per second (Gbps) in metro service areas and up to 10 Gbps in long haul networks.

      Communications Protocols. Regardless of the selected communications medium or data transmission rate, the movement of all voice and data traffic throughout the telecommunications network requires the use of software intensive communications protocols that govern how information is passed between network infrastructure equipment. Voice and data traffic is transported and switched using two principal types of switching techniques, circuit switching and packet switching, each employing different communications protocols.

      Circuit switching, the most common technique for transporting and switching ordinary telephone calls throughout the telecommunications network today, does not use bandwidth efficiently and is not easily scalable to handle significant increases in network data traffic. In response to increased voice and data traffic, service providers accelerated their deployment of network infrastructure equipment that employs packet switching techniques to use more efficiently the available bandwidth to accommodate voice and data traffic. Packet switching transports and switches voice and data traffic that has been segmented into individual frames, cells or packets across the network and reassembles the individual frames, cells or packets at their final destination. Service providers use multiple packet switching protocols, including frame relay (for frame transfer), asynchronous transfer mode (ATM) (for cell transfer), Internet protocol (IP) (for packet transfer), and multiprotocol label switching (MPLS) (for frame, cell and/or packet transfer), in different communications applications.

      The telecommunications network, including the Internet, has evolved into a complex, hybrid series of digital and optical networks that connect individuals and businesses globally. These new larger bandwidth, data-centric networks integrate voice and data traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, network access, metro and long haul service area boundaries. Network infrastructure OEMs are designing faster, more intelligent and more complex products to satisfy the needs of the service providers as they continue to expand their network coverage and service offerings while upgrading and connecting or integrating existing networks of disparate types. In this demanding environment, network infrastructure OEMs will select as their strategic partners communications semiconductor suppliers who can deliver advanced products that provide increased functionality, lower total system cost and support for a variety of communications media, operating speeds and protocols.

The Mindspeed Approach

      We believe the breadth of our product portfolio, combined with our expertise in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage in designing and selling our products to leading network infrastructure OEMs. We have proven expertise in signal, packet and transmission processing technologies. These three core technology competencies are critical for developing semiconductor networking solutions that enable the processing, transmission and switching of high-speed voice and data traffic, employing multiple communications protocols, across disparate communications networks using copper wire or optical fiber as the transport medium. Our three core technology competencies are the foundation for developing our:

•	Semiconductor device architectures, including digital signal processors, mixed signal devices and programmable protocol engines, as well as analog signal processing capabilities;

•	Highly optimized, signal processing algorithms and communications protocols, which we implement in semiconductor devices; and

•	Critical software drivers and application software to perform signal, packet and transmission processing tasks.

Signal Processing

      Signal processing involves both signal conversion and digital signal processing techniques that convert and compress voice and data between analog and digital representations. Our portfolio of digital signal processors and reduced instruction set controller-based (RISC-based) processors coupled with our expertise in digital signal processing algorithm development and implementation, enable our products to execute a wide range of modem modulations, echo cancellers, speech coders and communications protocols. Our portfolio of analog signal conversion devices facilitates signal transmission over copper wire across a wide range of signal amplitudes and frequencies.

Packet Processing

      Packet processing involves bundling or segmenting information traffic using standard protocols and enables sharing of transmission bandwidth across a given communication medium. Packet processing segments the information to be transmitted into frames, packets or cells, adds destination and origin information and provides error detection and correction capabilities. Packet processing is also used to translate voice and data traffic between different protocols, such as between ATM and IP, and to implement sophisticated traffic management algorithms to control the amount of bandwidth that various communications links use. Our family of network processors is software-programmable and provides advanced protocol translation and traffic management capabilities for frame relay, ATM, IP and MPLS packet processing applications over a variety of communications media and data transmission rates.

Transmission Processing

      Transmission processing involves the transport and receipt of voice and data traffic across copper wire and optical fiber communications media. Our portfolio of physical-layer communications devices support transmission processing over T-carrier and SONET/SDH digital transmission services, spanning data transmission rates from 1-2 Mbps to 3 Gbps. Our building-block core devices perform transmit and receive, framing, mapping, multiplexing and de-multiplexing, clock and data recovery, echo cancellation and line equalization functions, which serve as the foundation for these physical-layer and link-layer devices.

Strategy

      Our objective is to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key metro, network access and enterprise market segments. To achieve this objective, we are pursuing the following strategies:

Focus on Increasing Share in High-Growth, High-Margin Applications

      We have established strong positions for our products in the metro and network access service areas of the telecommunications network market that have historically demonstrated solid growth. We believe there is an improved balance between supply and demand for network infrastructure equipment and communications semiconductors in the metro and network access service areas as network infrastructure OEM inventories are closer to normal levels and areas of growth are emerging. In addition, products which serve metro and network access applications and perform packet processing, transmission processing and/or signal processing functions typically command higher average selling prices and higher margins, primarily due to their functional complexity and their software content. These two key attributes are expected to make the metro and network access service areas the most attractive market segments for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

Expand Strategic Relationships with Industry-Leading Global Network Infrastructure OEMs and Maximize Design Win Share

      We identify and selectively establish strategic relationships with market leaders in the network infrastructure equipment industry to develop next generation products and, in some cases, customized solutions for their specific needs. We have an extensive history of working closely with our customers’ research and development and marketing teams to understand emerging markets, technologies and standards and we invest our product development resources in those areas. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their system-level products, enhance our ability to obtain design wins from those customers and encourage adoption of our technology throughout the industry.

      In North America we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc., Juniper Networks, Inc., Lucent Technologies, Inc., McData Corporation and Nortel Networks, Inc. In addition, we have intensified our efforts internationally, particularly in the Asia-Pacific region, and have established close relationships with market leaders such as Fujitsu Limited, Huawei Technologies Co. Ltd., LG Electronics Inc., NEC Corporation, Samsung Electronics Co., Ltd. and Zhongxing Telecom Equipment Corp. (ZTE) in the Asia-Pacific region and Alcatel Data Networks, S.A., Nokia Corporation and Siemens A.G. in Europe.

Capitalize on the Breadth of Our Product Portfolio

      We build on the breadth of our product portfolio of physical-layer devices, together with our signal and packet processing devices and communications software expertise, to increase our share of the silicon content in our customers’ products. We offer a range of complementary products that are optimized to work with each other and provide our customers with complete information receipt, processing and transmission functions. These complementary products allow infrastructure OEMs to source components that provide proven interoperability from a single semiconductor supplier, rather than requiring OEMs to combine and coordinate individual components from multiple vendors. In addition, we provide network infrastructure OEMs with product development roadmaps for the physical integration of discrete components, such as transceivers, framers and mappers, together with the requisite protocol stacks and application software drivers, into a single semiconductor component that performs the same functions previously requiring multiple components. We believe that this strategy of offering both complementary and integrated products increases product performance, speeds time-to-market and lowers the total system cost for our customers.

      In addition, we are expanding our broad product portfolio into applications adjacent to network access and metro service areas, such as enterprise applications. This strategy allows us to address new, incremental growth opportunities by building on existing investments.

      The breadth of our product portfolio also provides a competitive advantage for serving network convergence applications such as multiprotocol wireless-to-wireline connectivity. These applications generally require a combination of processing, transmission or switching functionality to move high-speed voice and data traffic employing multiple communications protocols across disparate communications networks using copper wire or optical fiber as the transport medium.

Provide Outstanding Technical Support and Customer Service

      We provide broad-based technical support, including product design support, to our customers through three dedicated teams: field application engineers, product application engineers and technical marketing personnel. We believe that providing comprehensive service and support is critical to shortening our customers’ design cycles, ensuring the successful launch of their products and maintaining a long-term competitive position within the network infrastructure equipment market. Outstanding customer service and support is becoming a more critical competitive tool as leading network infrastructure OEMs reduce the number of their semiconductor component suppliers to a small preferred list.

Operate as a Fabless Company

      We operate as a fabless semiconductor company and outsource all of our manufacturing needs. This allows us to focus our resources on designing, developing and marketing our products while minimizing operating infrastructure costs and capital expenditures. As a result, we maintain maximum flexibility in operations so that we can more rapidly adapt to changes in our customers’ needs and our target markets.

Products

      We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into four focused product families: high-performance analog products, multiservice access products, T/E carrier products and ATM/ MPLS network processor products. These four product families are found in a variety of networking equipment designed to process, transmit and switch voice and data traffic between, and within, the different segments of the communications network.

High-Performance Analog Products

      Our high-performance analog transmission devices and switching solutions support storage, fiber-to-the-premise and Fibre Channel applications, as well as mainstream SONET/ SDH and packet-over-SONET applications, typically operating at data transmission rates between 155 Mbps and 2.5 Gbps. Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits and serializers/ deserializers. These products serve as the connection between a fiber optic cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions including:

•	Conversion of incoming optical signals from fiber optic cables to electrical signals for processing and transport over a wireline medium and vice-versa;

•	Conditioning the signal to remove unwanted noise or errors;

•	Combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy; and

•	Amplifying weaker signals as they pass through a particular system’s equipment or network.

      Our switching portfolio includes a family of high-speed crosspoint switches capable of switching traffic within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include add-drop multiplexers, high-density Internet protocol switches, storage-area routers and optical cross-connect systems. In addition, we recently introduced crosspoint switches optimized for broadcast video routing and production switcher applications.

Multiservice Access Products

      Our software configurable multiservice access processor products serve as bridges for transporting voice and data between circuit-switched networks and packet-based networks. Our multiservice access device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of modulation techniques, echo cancellers, speech coders and communications protocols. These products process and translate voice and data signals and perform various management and reporting functions that help determine the appropriate amount of bandwidth required for transporting the signals to the next destination. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different services and networks. Supported services include voice-over-packet (also commonly referred to as voice-over-IP), voice-over-ATM and voice-over-DSL services, as well as wireline to wireless connectivity.

      Our foundation Universal Access processor family provides complete hardware and software solutions for receiving and transmitting modem calls from an end-user over the circuit-switched network in equipment such as remote access concentrators and small to mid-range servers. These multi-channel devices then prepare those signals for transport to a new destination over the packet-based Internet backbone.

      We also offer a family of next-generation, voice-over-packet communications convergence processors. Our high-density voice-over-IP processor, known as Miro, supports the transport of traffic between and among circuit-switched and packet-switched networks across the entire range of IP and ATM protocols and modulation techniques. Miro is capable of handling more than 300 channels of both voice-over-IP and voice-over-ATM traffic and is targeted for use in digital loop carriers and voice and media gateways designed to bridge wireless, wireline and enterprise networks.

      Our voice-over-packet silicon private branch exchange (PBX) processor, known as Chagall, is the industry’s first semiconductor system solution to integrate voice processing, packet processing and encryption functionality into a single device for the rapidly growing voice-over-packet enterprise market for internal business networks. Chagall is targeted for use in enterprise voice gateways, packet-enabled PBXs and integrated access devices (IADs).

T/ E Carrier Products

      Our T/ E carrier products include physical-layer and link-layer communications device solutions which enable high-speed broadband access. These solutions facilitate the aggregation and transport of voice and data traffic over copper wire from the edge of the network to metropolitan and long-haul networks.

      Our T1/ E1 and T3/ E3 carrier devices incorporate high-speed analog, digital and mixed signal circuit technologies and include multi-port framers and line interface units (LIUs) or transceivers for 1.5 Mbps to 45 Mbps data transmission, as well as multi-channel, high-level data link channel (HDLC) protocol controllers. Framers format data for transmission and extract data at reception, while LIUs condition signals for transmission and reception over multiple media. Our multi-port T3/ E3 LIUs with integrated digital jitter attenuation functionality and our integrated T3/ E3 LIU, mapper, multiplexer/ demultiplexer and framing solution are targeted for T/ E carrier to SONET/ SDH network connectivity. These highly integrated, low-power solutions are designed for use in a variety of network equipment including digital loop carriers, access multiplexers, add-drop multiplexers, central office switches, digital cross-connect systems and multiservice provisioning platforms.

      Our T/ E carrier products are complemented by a family of symmetric DSL (SDSL) transceivers which enable service providers to deliver Internet access at data transmission rates of 1.5 Mbps to 4.6 Mbps in both directions over copper wire, supporting telecommuting and branch office functions in North America. SDSL solutions employ advanced digital signal processing techniques that enable the delivery of dedicated high-speed data transmission over copper wires within the local loop to end-users at a lower price than traditional T/ E lines. Our DSL transceiver family includes low power, single-port and multi-port DSL products utilizing the next generation DSL standard called G.shdsl. G.shdsl enables simultaneous voice and data communications at data transmission rates up to 4.6 Mbps over copper wire pairs for global DSL applications and over longer distances than SDSL-based solutions.

ATM/ MPLS Network Processor Products

      Our high-performance ATM/ MPLS network processors are designed to offer advanced protocol translation and traffic management capabilities normally performed by complex and costly ASICs. Protocol translation occurs where different types of networks and protocols interconnect. Traffic management describes a collection of functions which are used to allocate optimally network bandwidth and allow service providers to provide differentiated services over their networks. Our software-programmable devices operate at data transmission rates from 1.5 Mbps to 2.5 Gbps.

      Our network processor devices address internetworking applications, including ATM segmentation and reassembly, and a variety of traffic management functions, including traffic shaping, traffic policing and queue management, required by these applications. Segmentation and reassembly supports the interconnection of ATM and packet-based networks, such as packet over SONET, frame relay or Ethernet. Traffic shaping regulates the time and rate at which various categories of traffic can be sent onto the network. Traffic policing monitors traffic coming into a port from the network and ensures that it conforms to predetermined policies. Queue management involves the prioritization of traffic throughout the network.

Customers

      We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Our top five direct OEM customers for fiscal year 2003 were Alcatel Data Networks, S.A., Cisco Systems, Inc., Fujitsu Limited, Nokia Corporation and Nortel Networks, Inc. While our direct sales to these customers accounted for a total of approximately 10% of our fiscal 2003 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 15% of our fiscal 2003 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. We believe that significant indirect network infrastructure OEM customers for our products for fiscal year 2003 also included ADC Telecommunications, Inc., Huawei Technologies Co., Ltd., McData Corporation, Siemens A.G. and ZTE. Sales to distributors accounted for approximately 58% of our revenues for fiscal 2003. For fiscal 2003, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 22% and 12%, respectively, of our net revenues; no other direct customer accounted for 10% or more of our net revenues. Revenues derived from customers located in the Americas, Europe, and the Asia-Pacific region were 51%, 15% and 34%, respectively, for fiscal year 2003. See Note 13 of Notes to Consolidated Financial Statements.

Sales, Marketing and Technical Support

      We have a worldwide sales, marketing and technical support organization comprised of approximately 120 employees as of October 31, 2003, located in 6 domestic and 12 international sales locations. Our marketing, sales and field applications engineering teams, augmented by 19 electronic component distributors and 19 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

      We maintain close working relationships with our customers throughout their lengthy product development cycle. Our customers may need six months or longer to test and evaluate our products and an additional six months or longer to begin volume production of network infrastructure equipment that incorporates our products. During this process, we provide broad-based technical support to our customers through our field application engineers, product application engineers and technical marketing personnel. We believe that providing comprehensive product service and support is critical to shortening our customers’ design cycles and maintaining a competitive position in the network infrastructure equipment market. See “Certain Business Risks — Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.”

Operations and Manufacturing

      We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die. Our primary foundry supplier for specialty process requirements is Jazz Semiconductor. We use several other suppliers for wafers used in older or low-volume products.

      Semiconductor wafers are usually shipped to third-party contractors for device assembly and packaging where the wafers are cut into individual die, packaged and tested before final shipment to customers. We use Amkor Technology, Inc. and other third-party contractors, located in the Asia-Pacific region, Europe, Mexico and California, to satisfy a variety of assembly and packaging technology and product testing requirements associated with the back-end portion of the manufacturing process.

      We qualify each of our foundry and back-end process providers. This qualification process consists of a detailed technical review of process performance, design rules, process models, tools and support, as well as analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and back-end providers. We closely monitor wafer foundry production for overall quality, reliability and yield levels.

Competition

      The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We expect intense competition to continue.

      Our principal competitors are Agere Systems, Inc., Applied Micro Circuits Corporation, Centillium Communications, Inc., Exar Corporation, GlobespanVirata, Inc., Infineon Technologies A.G., Integrated Device Technology, Inc., Intel Corporation, Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.

      We believe that the principal competitive factors for semiconductor suppliers in each of our served markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	customer support;

•	price and total system cost;

•	new product innovation; and

•	compliance with industry standards.

      While we believe that we compete favorably with respect to each of these factors, many of our current and potential competitors have certain advantages over us, including:

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

Backlog

      Our sales are made primarily pursuant to standard purchase orders for delivery of products, with the purchase orders officially acknowledged by us according to our own terms and conditions. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

Research and Development

      We have significant research, development, engineering and product design capabilities. As of October 31, 2003, we had approximately 400 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 6 design centers throughout the world. Our design centers are strategically located to take advantage of key technical and engineering talent.

      Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

      We spent approximately $106.3 million, $167.1 million and $196.6 million in fiscal 2003, 2002 and 2001, respectively, on research and development activities.

Intellectual Property

      Our success and future revenue growth depend, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. We believe that intellectual property, including patents, patent applications, licenses and trademarks are of material importance to our business. In addition to protecting our proprietary technologies and processes, we constantly strive to strengthen and enhance our intellectual property portfolio. We use the portfolio to seek licensing opportunities, to negotiate cross-licenses with others, and to avoid, defend against or settle litigation against us or our customers pursuant to indemnification obligations. In connection with our participation in the development of various industry standards, we may be required to license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event we default in our contractual obligations, including product supply obligations, and fail to cure the default within a specified period of time. While in the aggregate our patents, patent applications, licenses and trademarks are considered important to our operations, no single one is considered of such importance that its loss or termination would materially affect our business or financial condition.

      See “Certain Business Risks — We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.”

Employees

      As of October 31, 2003, we had approximately 650 full-time employees, of whom approximately 445 were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years.

      We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

Cyclicality

      The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. See “Certain Business Risks — We have recently experienced the worst downturn in the history of the highly cyclical semiconductor industry, resulting in a dramatic decline in our revenues.”

      In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.

Certain Business Risks

      Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities.

We are incurring substantial operating losses, we anticipate additional future losses and we must significantly increase our revenues to become profitable.

      We incurred net losses of $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003, $668.3 million in fiscal 2002 and $496.4 million in fiscal 2001. We face an environment of sharply diminished demand in many of the markets for our products and lower levels of capital spending by service providers who purchase equipment containing our products. We expect that we will continue to incur significant operating losses in the near term.

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

      For the fourth quarter and fiscal year ended September 30, 2003, our net cash “burn” (the sum of our net cash used in operating activities and net cash used in investing activities) was $25.1 million and $119.6 million, respectively. Prior to the Distribution, we relied on funding from Conexant together with cash generated from product sales to fund our cash requirements. Our principal sources of liquidity are our existing cash reserves (approximately $80.1 million as of September 30, 2003) and available borrowings under a $50 million credit facility with Conexant. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We have recently experienced the worst downturn in the history of the highly cyclical semiconductor industry, resulting in a dramatic decline in our revenues.

      The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and our results of operations. We have in the past experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

      During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Since fiscal 2001, we — like many of our customers and competitors — have been adversely affected by an abrupt decline in demand for many of the end-user products that incorporate our products. The impact of weakened end-customer demand has been compounded by higher than normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers. These conditions have represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products has been impacted more adversely than the industry as a whole. We cannot assure you as to whether or when market conditions will improve to the extent necessary for us to return to profitability.

We are entirely dependent upon third parties for the manufacture, assembly and test of our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.

      We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of wafer fabrication capacity, and we may experience delays in shipments or increased manufacturing costs.

      The significant risks associated with our reliance on third-party foundries are compounded at times of increasing demand for semiconductor products. They include:

•	the lack of assured wafer supply, potential wafer shortages and higher wafer prices;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, products or access to key process technologies.

      We obtain external wafer manufacturing capacity primarily from TSMC and Jazz Semiconductor. However, these and other foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

      We are also dependent upon third parties, including Amkor, for the assembly and test of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

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

      In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience, from time to time, lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our cost of goods sold and our results of operations.

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

      Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

•	our ability to anticipate customer and market requirements and changes in technology and industry standards;

•	our ability to accurately define new products;

•	our ability to complete development of new products, and bring our products to market, on a timely basis;

•	our ability to differentiate our products from offerings of our competitors; and

•	overall market acceptance of our products.

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

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

      Although we, our customers and our suppliers rigorously test our products, products as complex as ours may contain errors, defects or bugs when first introduced or as new versions are released. We have in the past experienced, and may in the future experience, such errors, defects and bugs. If any of our products contain production defects or reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.

      If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve such problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products and we could be subject to claims for damages by our customers or others against us. Such costs or damages could have a material adverse effect on our financial condition and results of operations.

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

      Approximately 10% of our engineers are foreign nationals working in the United States under visas. The visas held by many of our employees permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the United States during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.

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

      Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it will be more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

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

      Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 58% of our net revenues for fiscal 2003. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

      The network infrastructure markets we address have been characterized by dramatic changes in end-user demand and levels of channel inventories that reduce visibility into future demand for our products. As a result of sharply reduced demand across our product portfolio, in fiscal 2001 we recorded $83.5 million of inventory write-downs.

We are subject to the risks of doing business internationally.

      For fiscal 2003, approximately 60% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

      Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

      The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages for past, present and future use of the infringing technology;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology;

•	pay substantial damages to our customers or end users to discontinue use and/or replace infringing technology with non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

      We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

•	the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers will be successful;

•	any existing or future patents will not be challenged, invalidated or circumvented; or

•	any of the measures described above would provide meaningful protection.

      Despite these preventive measures and precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

Our success may depend, in part, on our ability to successfully integrate businesses we may acquire.

      We may from time to time make acquisitions, enter into alliances or make investments to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, if we consummate such transactions, they could result in:

•	issuances of equity securities dilutive to our existing shareholders;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees from the acquired business.

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

We have a limited operating history as an independent company, and potential concerns about our prospects as an independent company could affect our ability to attract and retain customers and employees.

      The historical financial information included in this Annual Report for periods prior to the Distribution has been derived from Conexant’s consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been if we had operated as an independent public company during those periods. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

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

      Our common stock began trading publicly on June 30, 2003. Our common stock is listed and traded on the Nasdaq National Market under the trading symbol “MSPD”. There can be no assurance as to the prices at which trading in our common stock will occur in the future and the market price of our common stock may fluctuate significantly. We cannot assure you that an active trading market in our common stock will be sustained in the future. The market price at which shares of our common stock will trade will be determined by the marketplace and may be influenced by many factors, including:

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

      In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Substantial sales of our common stock upon exercise of our warrants issued to Conexant could also depress our stock price or adversely affect our ability to raise additional financing in the public capital markets.

      Conexant holds warrants that are exercisable for 30 million shares of our common stock, representing approximately 20 percent of our outstanding common stock on a fully diluted basis. Conexant also holds warrants to acquire up to approximately 8.3 million shares of our common stock to the extent we borrow under the credit facility provided by Conexant. Although the warrants will not be exercisable for lock-up periods of 12 months and 9 months, respectively, following the Distribution, when the lock-up periods expire and if the warrants are otherwise exercisable the underlying shares of our common stock may be acquired and sold. If Conexant or a transferee of the warrants exercises such warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

Some of our directors and executive officers may have potential conflicts of interest because of their positions with Conexant or their ownership of Conexant common stock.

      Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service as both a director of ours and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the credit facility provided to us by Conexant or the warrants to purchase our common stock issued to Conexant, or under the other agreements entered into between us and Conexant in connection with the Distribution.

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

Available Information

      We maintain an Internet website at http://www.mindspeed.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to our company, are available free of charge on this site. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.	Properties

      At October 31, 2003, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 6 design centers and 17 sales locations, some of which share space with Conexant. These facilities had an aggregate floor space of approximately 293,000 square feet, all of which is leased, consisting of approximately 190,000 square feet at our headquarters, 83,000 square feet at our design centers and 20,000 square feet at our sales locations. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

      Through our design centers we provide design engineering and product application support and after-sales service to our OEM customers. The design centers are strategically located around the world to take advantage of key technical and engineering talent worldwide.

Item 3.	Legal Proceedings

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against us or our subsidiaries, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. Pursuant to the Distribution Agreement, we assumed liability for all current and future litigation against Conexant or its subsidiaries to the extent related to the Mindspeed business.

      The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on our financial condition or results of operations. Based on our evaluation of matters which are pending or asserted, we believe the disposition of such matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the quarter ended September 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On December 15, 2003, our common stock began trading on the Nasdaq National Market under the symbol “MSPD.” From June 30, 2003 to December 12, 2003, our common stock traded on the American Stock Exchange. The following table lists the high and low sales price of our common stock as reported by the American Stock Exchange for the periods indicated.

	High	Low

Quarter ended September 30, 2003	$6.20	$2.00

      At November 28, 2003, there were approximately 44,000 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names. We estimate our number of beneficial shareholders to be approximately 200,000.

      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this annual report. Our consolidated statement of operations data for the years ended September 30, 2003, 2002, 2001 and 2000 and our consolidated balance sheet data as of September 30, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. Our consolidated statement of operations data for the year ended September 30, 1999 and our consolidated balance sheet data as of September 30, 2000 and 1999 have been derived from our unaudited consolidated financial statements. The selected financial data include the operating results and financial position of Mindspeed while it was part of Conexant prior to June 27, 2003. The financial data for periods prior to June 27, 2003 do not reflect what our financial position and results of operations would have been if we had operated as an independent public company during those periods.

	Year Ended September 30,

	2003	2002	2001	2000(1)	1999

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$81,906	$80,036	$305,368	$579,206	$277,613
Cost of goods sold	25,127	29,410	228,994	233,646	127,603

Gross margin	56,779	50,626	76,374	345,560	150,010
Operating expenses:
Research and development	106,289	167,148	196,642	136,237	86,546
Selling, general and administrative	49,656	69,500	109,532	81,997	43,613
Amortization of intangible assets	51,223	312,388	304,991	143,171	5,255
Special charges(2)	27,170	168,866	7,665	—	2,200
Purchased in-process research and development	—	—	—	191,348	—

Total operating expenses	234,338	717,902	618,830	552,753	137,614

Operating income (loss)	(177,559)	(667,276)	(542,456)	(207,193)	12,396
Other income (expense), net	1,078	(298)	(448)	1,433	342

Income (loss) before income taxes	(176,481)	(667,574)	(542,904)	(205,760)	12,738
Provision (benefit) for income taxes	780	699	(46,511)	27,051	289

Income (loss) before cumulative effect of accounting change	(177,261)	(668,273)	(496,393)	(232,811)	12,449
Cumulative effect of change in accounting for goodwill(3)	(573,184)	—	—	—	—

Net income (loss)	$(750,445)	$(668,273)	$(496,393)	$(232,811)	$12,449

Income (loss) per share, basic and diluted:
Income (loss) before cumulative effect of accounting change	$(1.98)	$(7.74)	$(6.09)	$(3.30)	$0.18
Cumulative effect of change in accounting for goodwill(3)	(6.39)	—	—	—	—

Net income (loss)	$(8.37)	$(7.74)	$(6.09)	$(3.30)	$0.18

	As of September 30,

	2003	2002	2001	2000	1999

Balance Sheet Data
Working capital	$71,783	$(35,430)	$(50,377)	$182,688	$118,869
Total assets	203,889	787,111	1,250,012	1,651,653	185,676
Shareholders’ equity	167,134	720,323	1,155,015	1,520,687	154,931

(1)	In fiscal 2000, Conexant completed six acquisitions related to our business, including Microcosm Communications Limited in January; Maker Communications, Inc. in March; Applied Telecom, Inc. in April; HotRail, Inc. in June; and Novanet Semiconductor Ltd. and NetPlane Systems, Inc. in September. In connection with the Distribution, Conexant transferred to us all of the capital stock of Microcosm, Maker, Applied Telecom, HotRail and Novanet. In January 2003, Conexant sold the assets of NetPlane.

(2)	Special charges consist of asset impairments, restructuring, separation costs and gains and losses on the sale of certain assets.

(3)	Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded an impairment charge of $573.2 million to write down the carrying value of goodwill to estimated fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are classified into four focused product families: high-performance analog products, multiservice access products, T/E carrier products and asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers and digital loop carrier equipment, that support the processing, transmission and switching of high-speed voice and data traffic within different segments of the communications network.

      We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 58% of our revenues for fiscal 2003. For fiscal 2003, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 22% and 12%, respectively, of our net revenues; no other direct customer accounted for 10% or more of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 15% of our fiscal 2003 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. For fiscal 2003, approximately 60% of our total sales were to customers located outside the United States, primarily in the Asia-Pacific region and Europe. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

      As of October 31, 2003 we had approximately 650 employees, including approximately 445 engineers. Approximately 400 of our employees are engaged in research and development activities at our headquarters in Newport Beach, California and at 6 design centers throughout the world. Our sales, marketing and technical support team comprises approximately 120 employees located in 6 domestic and 12 international sales locations.

Spin-off from Conexant Systems, Inc.

      On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant (the Distribution). In the Distribution, each Conexant shareholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the Distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq National Market under the ticker symbol “MSPD”.

      Prior to the Distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance was $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes, and we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, we and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Results of Operations

      Since the second quarter of fiscal 2001, we — like many of our customers and competitors — have been adversely impacted by a broad slowdown in investment in communications network infrastructure by Internet service providers (ISPs) and local and inter-exchange service providers. In most cases, the effect of weakened end-customer demand was compounded by significantly higher than normal levels of equipment and component inventories built up at our customers during fiscal 2000 and into fiscal 2001. This downturn in demand led to sharply lower sales volume, as compared to fiscal 2000 levels, across the majority of our product families. The effect was most pronounced in the first quarter of fiscal 2002, as many of our customers dramatically reduced purchases as they sought to consume the higher than normal levels of component inventories.

      For fiscal 2002, our revenues reflected a substantial decline from the prior year’s level due to continued slow capital spending by telecommunications service providers. However, we believe that in some of the markets we address the levels of inventories held by our customers have decreased and, during fiscal 2002, we began to experience some renewed demand in the markets for certain of our product families, including our T/E carrier products, ATM/MPLS network processors and high-performance analog products. This renewed demand continued into fiscal 2003, and our fiscal 2003 revenues reflect modest growth from fiscal 2002 levels.

      The overall slowdown in the network infrastructure markets has also impacted our gross margins and operating income. As a result of sharply reduced demand across our product portfolio, in fiscal 2001 we recorded $83.5 million of inventory write-downs. In fiscal 2003, 2002 and 2001 we recorded special charges of $27.2 million, $168.9 million and $7.7 million, respectively, for asset impairments and restructuring and other costs resulting from our cost reduction initiatives and the closure of certain facilities.

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

	2003	Change	2002	Change	2001

	(In millions)
Net revenues	$81.9	2%	$80.0	(74)%	$305.4

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

      The increase in our revenues for fiscal 2003 compared to fiscal 2002 reflect higher sales volumes in our high-performance analog products, with strong demand for our crosspoint switches for storage applications. Our physical media devices also experienced strong demand from OEMs in the Asia-Pacific region for use in infrastructure equipment for fiber-to-the-home deployments and metropolitan area networks. Overall, sales to customers in the Asia-Pacific region for fiscal 2003 increased 50% over fiscal 2002, benefiting from network infrastructure build-out in that region. Our fiscal 2003 revenues also reflect higher sales volumes in our ATM/MPLS network processors and T/E carrier products. These increases were partially offset by lower shipments of our multiservice access products and DSL transceivers and the impact of our divestiture of the NetPlane Systems, Inc. (NetPlane) software business early in fiscal 2003.

      Our net revenues for fiscal 2002 compared with fiscal 2001 reflect lower sales volume which resulted from the broad slowdown in investment in communications network infrastructure by telecommunications service providers, compounded by higher-than-normal levels of equipment and component inventories at our customers. This slowdown affected the majority of our product families. During fiscal 2002, we began to experience some renewed demand in the end markets for certain of our product families, including our T/E carrier products, ATM/MPLS network processors and switching solutions.

Gross Margin

	2003	Change	2002	Change	2001

	(In millions)
Gross margin	$56.8	12%	$50.6	(34)%	$76.4
Percent of net revenues	69%		63%		25%

      Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd., Jazz Semiconductor and Amkor Technology, Inc. and, prior to the organization of Jazz in March 2002, Conexant) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold. Our gross margins for fiscal 2003 compared with fiscal 2002 reflect the effect of higher quarterly revenues and the favorable impact of our cost reduction actions. Gross margins for fiscal 2003 also benefited from lower provisions for excess and obsolete inventories.

      Our gross margin for fiscal 2003 and 2002 also benefited from the sale of inventories with an original cost of $4.1 million and $4.6 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our cost of goods sold would include the original cost of such goods, and our gross margin for fiscal 2003 would have been $52.7 million (64% of our net revenues) compared to $46.0 million (57% of our net revenues) for fiscal 2002.

      We recorded an aggregate of $83.5 million of inventory write-downs in fiscal 2001. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for network infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter. Our fiscal 2001 second quarter revenues decreased 51% compared with the immediately preceding quarter. The reduced global demand for our products became more pronounced in the third and fourth quarters of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 56% and 39%, respectively, in those periods. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $10.9 million, $51.7 million and $20.9 million in the first, second and third quarters, respectively, of fiscal 2001. The inventories written down in fiscal 2001 principally consisted of multiservice access processors and DSL transceivers.

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

      From the time of the fiscal 2001 inventory write-downs through September 30, 2003, we scrapped a portion of these inventories having an original cost of $32.7 million and sold a portion of these inventories with an original cost of $8.7 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of September 30, 2003, we continued to hold inventories with an original cost of $42.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	2003	Change	2002	Change	2001

	(In millions)
Research and development	$106.3	(36)%	$167.1	(15)%	$196.6
Percent of net revenues	130%		209%		64%

      Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for fiscal 2003 compared to fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions. During fiscal 2002 and 2003, we eliminated R&D spending directed at high-end optical networking applications, closed design centers in San Jose, California and Bristol, United Kingdom, as well as our Novanet Semiconductor Ltd. subsidiary design center. In January 2003, we completed the divestiture of NetPlane. The decrease in R&D expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions we initiated during fiscal 2001 and 2002.

Selling, General and Administrative

	2003	Change	2002	Change	2001

	(In millions)
Selling, general and administrative	$49.7	(29)%	$69.5	(37)%	$109.5
Percent of net revenues	61%		87%		36%

      Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions, product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in SG&A expenses for fiscal 2003 compared to fiscal 2002 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions. For fiscal 2003, the decrease in SG&A expenses also reflects a $2.5 million decrease in provisions for losses on accounts receivable, which totaled approximately $(0.6) million in fiscal 2003 due to the recovery of certain accounts that we previously expected we would be unable to collect.

      The decrease in SG&A expenses for fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2002 and 2001 and lower provisions for uncollectible accounts receivable. The provision for uncollectible accounts receivable was $13.0 million for fiscal 2001, compared to $1.9 million for fiscal 2002, due to an increase during fiscal 2001 in past-due accounts, which management estimated would ultimately be uncollectible. Excluding the effect of the provisions for uncollectible accounts, our SG&A expenses for fiscal 2002 decreased by $28.9 million.

Amortization of Intangible Assets and Change in Accounting for Goodwill

	2003	Change	2002	Change	2001

	(In millions)
Amortization of intangible assets	$51.2	(84)%	$312.4	2%	$305.0

      The lower amortization expenses in fiscal 2003 primarily resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, we evaluated our existing goodwill and intangible assets against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. See Note 2 of Notes to Consolidated Financial Statements. We expect that amortization of intangible assets will total approximately $49.7 million for fiscal 2004.

      Also upon adoption of SFAS 142, we completed the transition impairment test of our goodwill required by SFAS 142 (as of the beginning of fiscal 2003). Our business consists of one reporting unit (as defined in SFAS 142) and, for purposes of the impairment test, we determined its fair value considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, we recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for the Mindspeed business. The impairment charge resulted from the sharp decline in the valuations assigned to communications semiconductor companies as of the time of the transition impairment test as compared with valuations at the dates of the respective acquisitions. Future periodic impairment tests may result in significant write-downs of the value of our intangible assets.

Special Charges

      Special charges consist of the following:

	2003	Change	2002	Change	2001

	(In millions)
Asset impairments	$23.4	nm	$143.4	nm	$1.5
Restructuring charges	12.3	nm	25.5	nm	3.2
Separation costs	—	nm	—	nm	3.0
Other special charges	(8.5)	nm	—	nm	—

	$27.2		$168.9		$7.7

nm =	not meaningful

Asset Impairments

      For a discussion of our asset impairment charges, see Note 11 of Notes to Consolidated Financial Statements.

Restructuring Charges

      Commencing in fiscal 2001, and continuing into fiscal 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, see Note 11 of Notes to Consolidated Financial Statements.

      As of September 30, 2003, we have completed most of the cost reduction actions under our restructuring plans and our combined SG&A and R&D expenses of approximately $34.5 million for the fiscal 2003 fourth quarter, compared with expenses of $51.7 million for the fiscal 2002 fourth quarter, reflect the favorable impact of these actions. We expect to realize the full effect of our cost reduction actions beginning in the second quarter of fiscal 2004 and anticipate that these actions will reduce our operating expenses by approximately $14 million on an annualized basis from the fiscal 2003 fourth quarter’s level.

      Through September 30, 2003, we have paid an aggregate of $28.6 million in connection with our fiscal 2001, 2002 and 2003 restructuring plans and we have a remaining accrued restructuring balance aggregating $10.8 million, principally representing our obligations under non-cancelable lease and other commitments. We expect to pay a majority of the amounts accrued for the workforce reductions during fiscal 2004 and we expect to pay the obligations for the non-cancelable leases and other contractual commitments over their respective terms, which expire at various dates through fiscal 2008. In addition, costs for certain severance benefits under the Mindspeed 2003 restructuring plan totaling approximately $0.5 million, which we expect to pay principally during fiscal 2004, will be included in restructuring charges when incurred. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales and are not expected to impact significantly our liquidity.

Separation Costs

      Separation costs of approximately $3.0 million incurred in fiscal 2001 related to the initial efforts to separate Mindspeed from Conexant, which began in September 2000. All separation costs related to our spin-off from Conexant on June 27, 2003 were paid by Conexant.

Other Special Charges

      Other special charges for fiscal 2003 consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by losses on other asset sales.

Other Income (Expense), Net

	2003	Change	2002	Change	2001

	(In millions)
Other income (expense), net	$1.1	nm	$(0.3)	(33)%	$(0.4)

      Other income (expense), net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Provision (Benefit) for Income Taxes

      Our provision for income taxes for fiscal 2003 and 2002 consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2003 and 2002 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2004 will principally consist of income taxes related to our foreign operations.

      In fiscal 2001, we recorded an income tax benefit of $46.5 million. As a result of our history of operating losses, we determined it was more likely than not that the net deferred tax asset that arose during fiscal 2001 will not be realized. The income tax benefit we recorded reflects the value of our net loss to reduce our income taxes, net of the impact of non-deductible costs for amortization of intangible assets and a valuation allowance of $73.5 million.

      As of September 30, 2003, we had a valuation allowance of $180.3 million against our deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize the deferred tax assets through the reduction of future income tax payments. As of September 30, 2003, we had U.S. federal net operating loss carryforwards of approximately $378.0 million, including the net operating loss carryforwards we retained in the Distribution. The remainder of our net operating losses, and a significant portion of our other deferred income tax assets, were retained by Conexant in the Distribution and are not available to be used in our separate income tax returns for periods subsequent to the Distribution.

Quarterly Results of Operations

      The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2003. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs, special charges and the cumulative effect of the change in accounting for goodwill, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002	2002	2003	2003	2003

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$14,178	$19,018	$21,958	$24,882	$20,255	$18,311	$20,153	$23,187
Cost of goods sold	6,910	7,746	7,075	7,679	6,137	5,659	6,454	6,877

Gross margin	7,268	11,272	14,883	17,203	14,118	12,652	13,699	16,310
Research and development	42,326	45,409	42,034	37,379	31,152	26,190	26,251	22,696
Selling, general and administrative	21,466	17,095	16,639	14,300	12,128	13,326	12,418	11,784
Amortization of intangible assets	80,156	80,337	80,130	71,765	14,200	12,322	12,349	12,352
Special charges	—	6,854	118,745	43,267	3,831	15,407	6,019	1,913

Total operating expenses	143,948	149,695	257,548	166,711	61,311	67,245	57,037	48,745

Operating loss	(136,680)	(138,423)	(242,665)	(149,508)	(47,193)	(54,593)	(43,338)	(32,435)
Other income (expense), net	(476)	(564)	515	227	(35)	(122)	658	577

Loss before income taxes	(137,156)	(138,987)	(242,150)	(149,281)	(47,228)	(54,715)	(42,680)	(31,858)
Provision (benefit) for income taxes	144	146	253	156	120	140	202	318

Loss before cumulative effect of accounting change	(137,300)	(139,133)	(242,403)	(149,437)	(47,348)	(54,855)	(42,882)	(32,176)
Change in accounting for goodwill	—	—	—	—	(573,184)	—	—	—

Net loss	$(137,300)	$(139,133)	$(242,403)	$(149,437)	$(620,532)	$(54,855)	$(42,882)	$(32,176)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(1.62)	$(1.63)	$(2.79)	$(1.69)	$(0.53)	$(0.62)	$(0.48)	$(0.35)
Cumulative effect of change in accounting for goodwill	—	—	—	—	(6.48)	—	—	—

Net loss	$(1.62)	$(1.63)	$(2.79)	$(1.69)	$(7.01)	$(0.62)	$(0.48)	$(0.35)

Shares used in computing diluted loss per share	84,787	85,378	86,805	88,362	88,571	88,848	89,496	91,576

      Our quarterly revenues reflect the sharply reduced global demand for network infrastructure equipment we began to experience in fiscal 2001, which became most pronounced in the first quarter of fiscal 2002. Through the remainder of fiscal 2002 and fiscal 2003, our quarterly revenues and gross margins reflect some renewed demand in the markets for our T/E carrier, ATM/MPLS network processor and high-performance analog products. Our revenues for the fiscal 2002 fourth quarter reflect a one-time revenue benefit of $4.6 million resulting from the favorable resolution of our obligations under certain rebate and similar programs.

      Our research and development expenses and selling, general and administrative expenses generally decreased through fiscal 2002 and 2003 as a result of the workforce reductions and other cost reduction initiatives we implemented.

      Quarterly amortization of intangible assets decreased during in the fourth quarter of fiscal 2002 due to the impairment of intangible assets related to the Novanet and NetPlane businesses. The lower amortization expenses in fiscal 2003 resulted from the cessation of amortization of goodwill upon our adoption of SFAS 141 and SFAS 142 as of the beginning of fiscal 2003.

      In fiscal 2002, and continuing through fiscal 2003, we recorded special charges for our restructuring initiatives. We also recorded special charges for asset impairments, most prominently in the third quarter of fiscal 2002 (to write down the carrying value of certain goodwill and long-lived other assets associated with Novanet and NetPlane).

      During the first quarter of fiscal 2003, we adopted SFAS 142 and recorded a $573.2 million charge — reflected in the accompanying statements of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to its estimated fair value.

      In the past, our quarterly operating results have fluctuated due to a number of factors, many of which are outside our control. These include changes in the overall demand for network infrastructure equipment, the timing of new product introductions, the timing of receipt, reduction or cancellation of significant orders by customers, and other factors that have had a significant impact on our revenues and gross margins. Significant quarterly fluctuations in results of operations have also caused significant fluctuations in our liquidity and working capital, including our cash and cash equivalents, accounts receivable and payable and inventories.

Liquidity and Capital Resources

      Cash used in operating activities was $125.6 million for fiscal 2003 compared to $205.3 million for fiscal 2002 and $20.4 million for fiscal 2001. Operating cash flows for fiscal 2003 reflect our loss (before the effect of our change in accounting for goodwill) of $177.3 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $82.1 million, and net working capital increases of approximately $30.4 million. Before the effect of working capital changes, cash used in operations was $95.2 million for fiscal 2003, compared to $179.5 million for fiscal 2002.

      The net working capital increases for fiscal 2003 consist principally of a $25.8 million decrease in accounts payable, accrued expenses and other current liabilities, principally related to the timing of vendor payments and the payment of restructuring costs and a $5.6 million decrease in deferred revenue due to lower inventory levels at our major distributors.

      Cash provided by investing activities for fiscal 2003 principally consisted of proceeds from sales of assets of $9.5 million, partially offset by capital expenditures of $3.4 million. Cash used in investing activities of $7.4 million for fiscal 2002 consisted of payments for capital expenditures of $8.2 million, partially offset by proceeds from asset sales of $0.8 million. Cash used in investing activities of $15.9 million for fiscal 2001 principally consisted of capital expenditures of $36.6 million, partially offset by proceeds from the sale of marketable securities of $20.8 million.

      Cash provided by financing activities of $192.4 million for fiscal 2003 included net transfers from Conexant of $186.6 million, including a cash contribution of approximately $94.9 million in connection with the Distribution. Cash provided by financing activities for fiscal 2003 also included proceeds of $6.1 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid. Cash provided by financing activities for fiscal 2002 and 2001 consisted of net transfers from Conexant of $210.7 million and $37.5 million, respectively.

      In connection with the Distribution, we entered into a Credit Agreement with Conexant, under which we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise certain warrants to purchase shares of our common stock. As of September 30, 2003, we had made no borrowings under the credit facility.

      Our principal sources of liquidity are our existing cash reserves, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at September 30, 2003 totaled $80.1 million and our working capital at September 30, 2003 was $71.8 million. During the past three fiscal years, we reduced our capital expenditures and implemented a number of expense reduction initiatives (including a series of workforce reductions, the consolidation of certain facilities and salary reductions of 10% for our senior management) to improve our operating cost structure. However, we expect that reduced end-customer demand and other factors will continue to result in our incurring significant operating losses and negative cash flows in the near term.

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

     Contractual Obligations

      In connection with the Distribution, we entered into a Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008. We may, at our option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs. We estimate our minimum future obligation under the Sublease at approximately $4.6 million annually (a total of $21.6 million over the remainder of the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

      We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2008 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases (including amounts allocated from Conexant) was approximately $12.2 million during fiscal 2003.

      As of September 30, 2003, we had no long-term debt, capital lease obligations or long-term purchase obligations. The following table summarizes our the future payments we are required to make under contractual obligations as of September 30, 2003:

	Payments Due by Period

Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years

	(In millions)
Operating leases	$32.7	$9.1	$14.1	$9.5	$—

     Off-Balance Sheet Arrangements

      We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to the Mindspeed business. We may also be responsible for certain federal income tax liabilities under the tax allocation agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant shareholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Recent Accounting Standards

      See Note 2 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs, litigation and revenue recognition. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

      Impairment of Long-lived Assets — We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

      Inventories — We write down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected.

      Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates and additional allowances would be required.

      Revenue Recognition — We recognize revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We make certain product sales to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. We record a provision for estimated sales returns in the same period as the related revenues are recognized. We base these estimates on our historical experience and other known factors. To the extent actual sales returns differ from our estimates, our future results of operations may be affected.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Our financial instruments include cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities of high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2003, the carrying value of our cash and cash equivalents approximates fair value.

      We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2003, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(In thousands, except per
	share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$80,121	$7,269
Receivables, net of allowance of $932 (2003) and $1,897 (2002)	11,652	12,568
Inventories	4,035	4,842
Other current assets	7,926	5,313

Total current assets	103,734	29,992
Property, plant and equipment, net	26,612	42,854
Goodwill	—	568,900
Intangible assets, net	69,867	143,632
Other assets	3,676	1,733

Total assets	$203,889	$787,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,110	$18,689
Deferred revenue	3,173	9,093
Accrued compensation and benefits	8,424	14,784
Restructuring	7,273	18,975
Other current liabilities	4,971	3,881

Total current liabilities	31,951	65,422
Other liabilities	4,804	1,366

Total liabilities	36,755	66,788

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 93,545 (2003) issued shares	935	—
Additional paid-in capital	215,518	—
Conexant’s net investment	—	738,036
Accumulated deficit	(32,176)	—
Accumulated other comprehensive loss	(16,959)	(17,713)
Unearned compensation	(184)	—

Total shareholders’ equity	167,134	720,323

Total liabilities and shareholders’ equity	$203,889	$787,111

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

	(In thousands, except per share amounts)
Net revenues	$81,906	$80,036	$305,368
Cost of goods sold	25,127	29,410	228,994

Gross margin	56,779	50,626	76,374
Operating expenses:
Research and development	106,289	167,148	196,642
Selling, general and administrative	49,656	69,500	109,532
Amortization of intangible assets	51,223	312,388	304,991
Special charges	27,170	168,866	7,665

Total operating expenses	234,338	717,902	618,830

Operating loss	(177,559)	(667,276)	(542,456)
Other income (expense), net	1,078	(298)	(448)

Loss before income taxes	(176,481)	(667,574)	(542,904)
Provision (benefit) for income taxes	780	699	(46,511)

Loss before cumulative effect of accounting change	(177,261)	(668,273)	(496,393)
Cumulative effect of change in accounting for goodwill	(573,184)	—	—

Net loss	$(750,445)	$(668,273)	$(496,393)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(1.98)	$(7.74)	$(6.09)
Cumulative effect of change in accounting for goodwill	(6.39)	—	—

Net loss	$(8.37)	$(7.74)	$(6.09)

Number of shares used in per share computation	89,623	86,333	81,570

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Cash Flows From Operating Activities
Net loss	$(750,445)	$(668,273)	$(496,393)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	573,184	—	—
Depreciation	14,629	21,903	19,260
Amortization of intangible assets	51,223	312,388	304,991
Asset impairments	23,397	143,428	1,436
Provision for losses on accounts receivable	(593)	1,936	12,965
Inventory provisions	1,239	4,518	102,101
Deferred income taxes	—	—	(46,924)
Stock compensation	722	3,527	9,641
Other noncash items, net	(8,526)	1,078	337
Changes in assets and liabilities:
Receivables	1,460	3,049	88,492
Inventories	(432)	(1,723)	(30,488)
Accounts payable	(10,403)	(915)	9,385
Deferred revenue	(5,553)	(15,397)	(3,591)
Accrued expenses and other current liabilities	(15,394)	(1,740)	13,577
Other	(88)	(9,089)	(5,203)

Net cash used in operating activities	(125,580)	(205,310)	(20,414)

Cash Flows From Investing Activities
Sale of marketable securities	—	—	20,755
Sales of assets	9,456	810	—
Capital expenditures	(3,449)	(8,171)	(36,631)

Net cash provided by (used in) investing activities	6,007	(7,361)	(15,876)

Cash Flows From Financing Activities
Net transfers and advances from Conexant	186,584	210,688	37,463
Exercise of stock options and warrants	6,085	—	—
Deferred financing costs	(244)	—	—

Net cash provided by financing activities	192,425	210,688	37,463

Net increase (decrease) in cash and cash equivalents	72,852	(1,983)	1,173
Cash and cash equivalents at beginning of period	7,269	9,252	8,079

Cash and cash equivalents at end of period	$80,121	$7,269	$9,252

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Conexant’s	Accumulated	Comprehensive	Unearned	Total
	Shares	Amount	Capital	Net Investment	Deficit	Loss	Compensation	Equity

	(In thousands)
Balance at September 30, 2000	—	$—	$—	$1,527,794	$—	$(7,107)	$—	$1,520,687
Net loss	—	—	—	(496,393)	—	—	—	(496,393)
Currency translation adjustment	—	—	—	—	—	(6,537)	—	(6,537)

Comprehensive loss								(502,930)
Purchase acquisitions	—	—	—	85,253	—	—	—	85,253
Net transfers from Conexant	—	—	—	52,005	—	—	—	52,005

Balance at September 30, 2001	—	—	—	1,168,659	—	(13,644)	—	1,155,015
Net loss	—	—	—	(668,273)	—	—	—	(668,273)
Currency translation adjustment	—	—	—	—	—	(4,069)	—	(4,069)

Comprehensive loss								(672,342)
Purchase acquisitions	—	—	—	16,316	—	—	—	16,316
Net transfers from Conexant	—	—	—	221,334	—	—	—	221,334

Balance at September 30, 2002	—	—	—	738,036	—	(17,713)	—	720,323
Net loss	—	—	—	(718,269)	(32,176)	—	—	(750,445)
Currency translation adjustment	—	—	—	—	—	754	—	754

Comprehensive loss								(749,691)
Net transfers from Conexant	—	—	—	189,943	—	—	—	189,943
The Distribution	90,333	903	208,807	(209,710)	—	—	—	—
Issuance of common stock	3,212	32	6,711	—	—	—	(201)	6,542
Compensation expense related to employee stock plans	—	—	—	—	—	—	17	17

Balance at September 30, 2003	93,545	$935	$215,518	$—	$(32,176)	$(16,959)	$(184)	$167,134

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

      Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant shareholders of all 90,333,445 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant shareholder received one share of Mindspeed common stock, par value $.01 per share (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

      Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million (see Note 12). Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. Conexant and Mindspeed also entered into a Credit Agreement, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. Mindspeed and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Basis of Presentation

      The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. The consolidated financial statements of Mindspeed for periods prior to the Distribution include the assets, liabilities, operating results and cash flows of the Mindspeed business, including subsidiaries, contributed to Mindspeed by Conexant. Such financial statements have been prepared using Conexant’s historical bases in the assets and liabilities and the historical operating results of the Mindspeed business during each respective period. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the financial information for periods prior to the Distribution may not reflect the consolidated financial position, operating results, changes in shareholders’ equity and cash flows of Mindspeed in the future or what they would have been had Mindspeed been a separate, stand-alone entity during the periods presented. All accounts and transactions among Mindspeed’s entities have been eliminated in consolidation.

      The consolidated financial statements for periods prior to the Distribution include allocations of certain Conexant expenses (see Note 12). The expense allocations were determined using methods that Conexant and Mindspeed considered to be reasonable reflections of the utilization of services provided or the benefit received by Mindspeed. The allocation methods include specific identification, relative revenues or costs, or headcount. Management believes that the expenses allocated to Mindspeed are representative of the operating expenses it would have incurred had it operated on a stand-alone basis.

2.     Summary of Significant Accounting Policies

      Fiscal Periods — The Company maintains a fifty-two/ fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2003 comprised 53 weeks and ended on October 3, 2003; fiscal years 2002 and 2001 each comprised 52 weeks and ended on September 27, 2002 and September 28, 2001, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

      Revenue Recognition — Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. A provision for estimated sales returns from other customers is recorded in the same period as the related revenues are recognized, based on historical experience and other known factors. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

      Cash and Cash Equivalents — The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

      Inventories — Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

      Property, Plant and Equipment — Property, plant and equipment is stated at cost. Depreciation is based on estimated useful lives (principally 10 to 27 years for buildings and improvements; 3 to 5 years for machinery and equipment; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

      Goodwill and Intangible Assets — Goodwill and intangible assets principally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development (IPRD) projects which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Goodwill acquired prior to June 30, 2001 was, through fiscal 2002, amortized on a straight-line basis over estimated lives of 5 years; patents, developed technology and other intangible assets are amortized on a straight-line basis over the estimated useful lives of 2 to 8 years.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations,

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

      During fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. Mindspeed consists of one reporting unit (as defined in SFAS 142) and for purposes of the impairment test, its fair value was determined considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. The Company recorded a fiscal 2003 charge of $573.2 million — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value.

      The following table shows the Company’s net loss as if the non-amortization provisions of SFAS 142 had been in effect for all periods presented (in thousands):

	Year Ended September 30,

	2003	2002	2001

Net loss, as reported	$(750,445)	$(668,273)	$(496,393)
Amortization of goodwill	—	251,166	242,005
Amortization of assembled workforce previously classified as an intangible asset	—	1,668	1,725

Net loss, as adjusted	$(750,445)	$(415,439)	$(252,663)

Loss per share, basic and diluted:
Net loss, as reported	$(8.37)	$(7.74)	$(6.09)
Net loss, as adjusted	$(8.37)	$(4.81)	$(3.10)

      Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2003, 2002 and 2001, the Company recorded impairment charges as discussed in Notes 3 and 11.

      Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

      Research and Development — Research and development costs, other than software development costs, are expensed as incurred. Development costs for software to be sold or marketed are capitalized following attainment of technological feasibility. No development costs that qualify for capitalization were incurred during any of the periods presented.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation — As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

	2003	2002	2001

Pro forma net loss	$(783,647)	$(795,115)	$(648,322)
Pro forma net loss per share, basic and diluted	$(8.74)	$(9.21)	$(7.95)

      For purposes of pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is assumed to be amortized to expense over the vesting period. The fair value of stock options granted by Mindspeed under its stock option plans has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

2003

Risk-free interest rate	2.3%
Expected volatility	100%
Dividend yield	—
Expected option life (years)	3.5
Weighted-average fair value of options granted	$1.79

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option pricing models require the input of highly subjective assumptions, including the expected option life and expected stock price volatility. Because options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing option pricing models do not necessarily provide a reliable single measure of the fair value of these options.

      Income Taxes — The provision (benefit) for income taxes is determined in accordance with SFAS No. 109, “Accounting For Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. For periods prior to the Distribution, Mindspeed’s results of operations were included in Conexant’s consolidated federal and state income tax returns. The provision for income taxes for periods prior to the Distribution is calculated as if Mindspeed had filed separate tax returns as an independent company. See Note 4.

      Loss Per Share — Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period if such securities are dilutive. Because the Company incurred a net loss in each of the periods presented, the potential dilutive effect of such securities was not included in the computation of diluted loss per share because these securities were antidilutive. For

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods prior to the Distribution, the weighted-average number of shares outstanding is based on Conexant’s weighted-average shares outstanding.

      Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company principally invests its cash balances in money market funds through high-credit quality financial institutions. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

      The following individual customers accounted for 10% or more of net revenues:

	2003	2002	2001

Customer A	22%	16%	24%
Customer B	12%	5%	1%
Customer C	7%	5%	11%

      The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2003	2002

Customer A	3%	24%
Customer B	18%	4%
Customer C	15%	20%
Customer D	11%	3%
Customer E	11%	10%

      Supplemental Cash Flow Information — The Company paid no interest during fiscal 2003, 2002 and 2001. Income taxes paid were $0.4 million and $0.9 million during fiscal 2003 and 2002, respectively; during fiscal 2001 all income taxes were paid by Conexant.

      Comprehensive Loss — Accumulated other comprehensive loss at September 30, 2003 and 2002 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

      Recent Accounting Standards — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS 144 as of the beginning of fiscal 2003, with no significant impact on its financial position or results of operations.

      In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS 146 will affect the timing of the recognition of the related costs. The adoption of SFAS 146 had no significant impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. The Company adopted FIN 45 in fiscal 2003, with no impact on its financial position or results of operations.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company has no interests in variable interest entities and the adoption of FIN 46 during fiscal 2003 had no impact on the Company’s financial position or results of operations.

      Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Supplemental Financial Statement Data

Inventories

      Inventories at fiscal year ends consist of the following (in thousands):

	2003	2002

Work-in-process	$2,575	$2,820
Finished goods	1,460	2,022

	$4,035	$4,842

      Cost of goods sold for fiscal 2001 includes inventory write-downs of $83.5 million. These write-downs resulted from the sharply reduced end-customer demand for network infrastructure equipment experienced during fiscal 2001. As a result of these market conditions, the Company experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter, and becoming more pronounced in the second quarter. The inventories written down in fiscal 2001 principally consisted of multiservice access processors and multi-megabit DSL transceivers.

      The Company assesses the recoverability of inventories through an ongoing review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

      The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over six months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

      The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment at fiscal year ends consists of the following (in thousands):

	2003	2002

Machinery and equipment	$69,699	$88,186
Leasehold improvements	3,799	5,048
Construction in progress	76	500

	73,574	93,734
Accumulated depreciation and amortization	(46,962)	(50,880)

	$26,612	$42,854

Goodwill

      During the first quarter of fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Goodwill was adjusted as follows (in thousands):

	2003	2002	2001

Goodwill at beginning of period	$568,900	$909,293	$1,061,581
Additional consideration for fiscal 2000 acquisitions	—	16,316	85,253
Assembled workforce reclassified to goodwill	4,284	—	—
Amortization	—	(251,166)	(242,005)
Impairments	—	(102,619)	—
Other adjustments	—	(2,924)	4,464
Cumulative effect of change in accounting for goodwill	(573,184)	—	—

Goodwill at end of period	$—	$568,900	$909,293

Intangible Assets

      Intangible assets at fiscal year-ends consist of the following (in thousands):

	2003		2002

	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization

Developed technology	$225,663	$(163,765)	$269,583	$(143,906)
Customer base	27,515	(19,911)	27,060	(14,169)
Assembled workforce	—	—	9,599	(5,315)
Other intangible assets	10,406	(10,041)	10,235	(9,455)

	$263,584	$(193,717)	$316,477	$(172,845)

      The increases in the gross amounts of the customer base and other intangible assets as of September 30, 2003, as compared with September 30, 2002, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over a weighted-average period of approximately five years for each major asset class. Amortization of intangible assets totaled $51.2 million (2003), $61.2 million (2002) and $63.0 million (2001). Annual amortization expense is expected to be approximately $49.7 million (2004) and $20.2 million (2005).

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Income Taxes

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	2003	2002	2001

Current:
United States	$—	$—	$—
Foreign	528	437	311
State and local	252	262	102

Total current	780	699	413

Deferred:
United States	—	—	(45,619)
Foreign	—	—	(3,803)
State and local	—	—	2,498

Total deferred	—	—	(46,924)

	$780	$699	$(46,511)

      A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations follows (in thousands):

	2003	2002	2001

U.S. federal statutory tax at 35%	$(61,768)	$(233,651)	$(190,017)
State taxes, net of federal effect	(4,532)	(9,649)	(10,038)
Foreign income taxes in excess of U.S	3,410	38,129	11,212
Research and development credits	—	(7,698)	(7,595)
Nondeductible amortization of intangible assets	—	90,875	75,475
Valuation allowance	63,587	122,038	73,544
Other	83	655	908

Provision (benefit) for income taxes	$780	$699	$(46,511)

      Income (loss) before income taxes consists of the following components (in thousands):

	2003	2002	2001

United States	$(169,158)	$(559,882)	$(500,892)
Foreign	(7,323)	(107,692)	(42,012)

	$(176,481)	$(667,574)	$(542,904)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2003	2002

Deferred tax assets:
Inventories	$43,505	$49,721
Deferred revenue	1,640	2,909
Accrued compensation and benefits	1,815	2,514
Product returns and allowances	852	1,469
Net operating losses	139,061	156,901
Research and development and investment credits	22,100	38,479
Other	9,081	7,229
Valuation allowance	(180,332)	(196,343)

Total deferred tax assets	37,722	62,879

Deferred tax liabilities:
Intangible assets	22,993	44,843
Property, plant and equipment	1,941	5,776
Deferred state taxes	8,579	9,450
Other	4,209	2,810

Total deferred tax liabilities	37,722	62,879

Net deferred tax assets	$—	$—

      Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the deferred tax assets as of September 30, 2003 and 2002 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net deferred tax asset as of those dates.

      Through the Distribution date, Mindspeed’s results of operations were included in Conexant’s consolidated federal and state income tax returns. The provision for income taxes and the related deferred tax assets and liabilities for periods prior to the Distribution were calculated as if Mindspeed had filed separate tax returns as an independent company. Had Mindspeed filed separate tax returns as of September 30, 2002, the U.S. federal net operating loss carryforwards would have been approximately $406.3 million and aggregate state net operating loss carryforwards would have been approximately $243.4 million.

      In connection with the Distribution, Mindspeed and Conexant entered into a tax allocation agreement which provides, among other things, for the allocation between Conexant and Mindspeed of federal, state, local and foreign tax liabilities relating to Mindspeed. The tax allocation agreement also allocates the liability for any taxes that may arise in connection with the Distribution. The tax allocation agreement generally provides that Conexant will be responsible for any such taxes. However, Mindspeed will be responsible for any taxes imposed on Mindspeed, Conexant or Conexant shareholders if either the Distribution fails to qualify as a reorganization for U.S. federal income tax purposes or the distribution of Mindspeed Technologies common stock is disqualified as a tax-free transaction to Conexant for U.S. federal income tax purposes and such failure or disqualification is attributable to post-Distribution transaction actions by Mindspeed, its subsidiaries or its shareholders.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the Distribution, Mindspeed retained U.S. federal net operating loss carryforwards of $237.6 million and aggregate state net operating loss carryforwards of approximately $17.0 million.

      As of September 30, 2003, Mindspeed had U.S. federal net operating loss carryforwards of approximately $378.0 million, which expire at various dates through 2023, and aggregate state net operating loss carryforwards of approximately $157.2 million, which expire at various dates through 2013. Mindspeed also has U.S. federal and state research and development tax credit carryforwards of approximately $7.8 million and $14.3 million, respectively. The U.S. federal credits expire at various dates through 2023, while the state credits have no expiration date.

      The deferred tax assets as of September 30, 2003 include a deferred tax asset of $2.3 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to shareholders’ equity.

5.     Credit Facility

      In connection with the Distribution, the Company entered into a Credit Agreement with Conexant, under which the Company may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. The Company may borrow under the credit facility only to restore its cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that Mindspeed makes borrowings under the credit facility, Conexant will be entitled to exercise certain warrants to purchase shares of Mindspeed common stock (see Note 9). As of September 30, 2003, the Company had made no borrowings under the credit facility.

6.     Commitments

      In connection with the Distribution, Mindspeed entered into a Sublease with Conexant pursuant to which Mindspeed leases its headquarters located in Newport Beach, California. The Sublease has an initial term extending through June 2008. Mindspeed may, at its option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs. Mindspeed’s minimum future obligation under the Sublease is estimated at approximately $4.6 million annually (a total of $21.6 million over the remainder of the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

      The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2008 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

      Rental expense was approximately $12.2 million, $14.1 million and $12.7 million during fiscal 2003, 2002 and 2001, respectively. Rental expense for fiscal 2003 includes $1.2 million paid to Conexant under the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sublease. As of September 30, 2003, Mindspeed’s minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year

2004	$9,117
2005	7,486
2006	6,628
2007	5,901
2008	3,596

Total minimum future lease payments	$32,728

      The minimum future lease payments as of September 30, 2003 include an aggregate of $8.4 million relating to facilities no longer occupied by the Company, which is included in the restructuring liability in the accompanying consolidated balance sheets.

7.     Contingencies

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against Conexant or Mindspeed, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and current and future litigation against Conexant or its subsidiaries to the extent such matters relate to Mindspeed.

      The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

8.     Guarantees

      The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. The Company may also be responsible for certain federal income tax liabilities under the tax allocation agreement between Mindspeed and Conexant, which provides that the Company will be responsible for certain taxes imposed on Mindspeed, Conexant or Conexant shareholders. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. Some customer guarantees and indemnities, and the majority of other guarantees and indemnities, do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Capital Stock

      The Company’s authorized capital consists of 500,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share, of which 2,500,000 shares are designated as Series A junior participating preferred stock (Junior Preferred Stock).

      The Company has a preferred share purchase rights plan to protect shareholders’ rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/100th of a share of Junior Preferred Stock at a price of $20, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a then-current market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

Warrants

      In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant.

      Also in the Distribution, as a result of adjustments made to an outstanding warrant to purchase shares of Conexant common stock, Mindspeed issued to Jazz Semiconductor, Inc. (Jazz) a warrant to purchase approximately 1.0 million shares of Mindspeed common stock, at a price of $2.5746 per share, exercisable through December 2004.

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

      As of September 30, 2003, warrants to purchase up to an aggregate of 39.3 million shares of Mindspeed common stock are outstanding, of which approximately 1.0 million are exercisable.

Stock Options

      In connection with the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 29.9 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees).

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under Mindspeed’s stock option plans follows (shares in thousands):

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding prior to the Distribution	—	$—
Issued in connection with the Distribution	29,936	1.98
Granted during period	4,251	2.69
Exercised	(2,977)	2.02
Cancelled	(744)	2.09

Outstanding at September 30, 2003.	30,466	2.07

Exercisable at end of period	17,581	2.14

      Option awards under the Company’s stock option plans generally have terms of eight to ten years and generally vest over the four-year period following the grant date. The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2003 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.14 – $0.96	994	5.7	$0.78	491	$0.70
0.97 – 1.00	3,550	7.0	0.98	207	0.99
1.01 – 1.78	2,159	4.1	1.57	1,832	1.61
1.80 – 2.36	17,501	5.9	2.04	13,506	2.03
2.38 – 23.29	6,262	7.1	3.16	1,545	4.37

0.14 – 23.29	30,466	6.1	2.07	17,581	2.14

      The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 15.1 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.14 – $0.96	315	5.1	$0.81	122	$0.71
0.97 – 1.00	1,518	6.8	1.00	103	0.99
1.01 – 1.78	470	4.3	1.53	364	1.58
1.80 – 2.36	7,922	6.0	1.97	5,943	1.96
2.38 – 16.98	4,842	7.6	2.86	465	4.18

0.14 – 16.98	15,067	6.5	2.12	6,997	2.05

Restricted Stock

      The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Prior to

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Distribution, similar awards were made to Mindspeed employees under Conexant’s long-term incentives plans. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2003, 2002 and 2001, Mindspeed recorded compensation expense of $0.1 million, $0.7 million and $1.1 million, respectively, for the value of restricted stock awards to employees, including amounts allocated from Conexant.

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan which allows eligible employees to purchase shares of its common stock at specified intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Prior to the Distribution, Mindspeed employees were eligible to participate in a similar plan sponsored by Conexant. Under the employee stock purchase plan, employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances.

10.	Employee Benefit Plans

      The Company sponsors a 401(k) retirement savings plan for its eligible employees. Prior to the Distribution, Mindspeed employees were eligible to participate in similar plans sponsored by Conexant. The Company matches a portion of employee contributions and funds the matching contribution in shares of its common stock. In fiscal 2003, the Company issued 118,000 shares of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans, including amounts allocated from Conexant, of $2.4 million, $3.1 million and $3.3 million for fiscal 2003, 2002 and 2001, respectively.

11.	Special Charges

      Special charges consist of the following (in thousands):

	2003	2002	2001

Asset impairments	$23,397	$143,428	$1,436
Restructuring charges	12,314	25,438	3,229
Separation costs	—	—	3,000
Other special charges	(8,541)	—	—

	$27,170	$168,866	$7,665

Asset Impairments

      2003 Impairments — During fiscal 2003, the Company recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to the HotRail subsidiary. In January 2003, the Company decided to close the HotRail design center and to curtail investment in selected associated products. Management evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were less than the carrying value (approximately $27.4 million) of the related assets, management determined that the value of such assets was impaired. The Company recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

      Also during fiscal 2003, the Company recorded asset impairment charges totaling $4.3 million related to certain assets that it determined to abandon or scrap.

      2002 Impairments — During fiscal 2002, the Company performed a strategic review of its operations and initiated restructuring actions intended to focus its research and development spending on products for the network infrastructure market segments it believes offer the most attractive near-term growth prospects, such as its products for metro/access applications. The Company believes that the end markets for optical long-haul networks offer weaker recovery prospects, with slow adoption of new, higher speed networks. Management determined that this anticipated weak demand would adversely affect the potential return on continued investment in the Novanet Semiconductor Ltd. (Novanet) business, which was engaged in the development of semiconductor products for high-speed SONET applications. In June 2002, the Company closed the Novanet design center in Israel, which represented substantially all of Novanet’s operations. Management also expected this weak demand would adversely affect the operating performance of the NetPlane Systems, Inc. (NetPlane) software business and determined to divest the NetPlane business. NetPlane develops and sells networking protocol software and systems for control plane applications in network infrastructure equipment. The Company completed the sale of the assets of NetPlane in the second quarter of fiscal 2003 for net proceeds of $9.2 million.

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

      Also during fiscal 2002, the Company recorded other asset impairment charges totaling $29.3 million. The impairment charges included $15.7 million to write off acquired technology that the Company determined, at the time of the impairment, would not be used in the future. The remaining impairment charges were associated with property and equipment that the Company determined to abandon or scrap.

      2001 Impairments — During fiscal 2001, the Company recorded impairment charges of $1.4 million associated with assets it determined to abandon or scrap. The Company determined the amounts of the impairment charges by comparing the assets’ estimated fair values, less costs to sell, to their carrying values. The Company determined the estimated fair values, using all available information, based upon the proceeds expected to result from a disposition of the assets. Management believes the assumptions used in estimating the fair values were reasonable and the estimated fair values approximated the amounts that would be realized upon the ultimate disposition of the assets. The write-downs established a new cost basis for the impaired assets.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

      In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.

      2001 Global Restructuring Plan — During the second quarter of fiscal 2001, as part of a broad cost reduction initiated by Conexant, the Company announced certain expense reduction initiatives and a reduction in workforce which reduced its headcount by approximately 60 employees. These actions were intended to focus investment and resources in areas that best support the Company’s strategic growth drivers. The charges for the workforce reduction aggregated $1.1 million and were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these restructuring actions in fiscal 2002. Activity and liability balances related to the 2001 global restructuring plan through September 30, 2003 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$1,110
Cash payments	(1,014)

Restructuring balance, September 30, 2001	96

Cash payments	(35)

Restructuring balance, September 30, 2002	61

Expense reversal	(61)

Restructuring balance, September 30, 2003	$—

      2001 Mindspeed Cost Reduction Plan — During the third quarter of fiscal 2001, the Company initiated a further cost reduction plan, which reduced its workforce by approximately 110 employees, and recorded charges aggregating $2.1 million. The charges were based upon estimates of the cost of severance benefits for the affected employees. The Company completed these actions in the fourth quarter of fiscal 2001. In fiscal 2003, the Company reversed $0.1 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under the plan. Activity and liability balances related to the 2001 Mindspeed cost reduction plan through September 30, 2003 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$2,119
Cash payments	(1,518)

Restructuring balance, September 30, 2001	601

Cash payments	(455)

Restructuring balance, September 30, 2002	146

Expense reversal	(146)

Restructuring balance, September 30, 2003	$—

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      2002 Cost Reduction Plan — During fiscal 2002, the Company initiated additional actions to improve further its operating cost structure. Under this plan, the Company terminated approximately 110 employees and recorded charges aggregating $2.1 million. The charges were based upon estimates of the cost of severance benefits for the affected employees. In addition, the Company recorded restructuring charges of $0.2 million for costs associated with the consolidation of certain facilities. In fiscal 2003, the Company resolved its obligations related to certain leased facilities and reversed $0.1 million of previously accrued costs. Activity and liability balances related to the 2002 cost reduction plan through September 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,097	$171	$2,268
Cash payments	(1,488)	(37)	(1,525)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	—	134	134

Expense reversal	—	(54)	(54)
Cash payments	—	(80)	(80)

Restructuring balance, September 30, 2003	$—	$—	$—

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees and closed its design center in Bristol, England. The Company recorded additional charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under license obligations for the purchase of design tools that the Company determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through September 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634

Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	$—	$9,153	$9,153

      Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for fiscal 2003 include $4.1 million for severance benefits to the affected employees. Additional costs for severance benefits totaling approximately $0.5 million, expected to be paid during fiscal 2004, will be included in restructuring charges when incurred. In addition, the Company recorded restructuring charges of $1.6 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through September 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	$318	$1,377	$1,695

      Through September 30, 2003, the Company paid an aggregate of $28.6 million in connection with the fiscal 2001, 2002 and 2003 restructuring plans and has a remaining accrued restructuring balance totaling $10.8 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other commitments over their respective terms, which expire at various dates through fiscal 2008. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to impact significantly the Company’s liquidity.

Separation Costs

      Separation costs of approximately $3.0 million incurred in fiscal 2001 related to the initial efforts to separate Mindspeed from Conexant’s Broadband Communications business, which began in September 2000.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Special Charges

      Other special charges for fiscal 2003 consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by losses on other asset sales.

12.	Related Party Transactions

      Prior to the Distribution, the Company operated as a wholly owned subsidiary of Conexant. Conexant maintained a centralized treasury function and provided funding for Mindspeed’s capital requirements. This funding consisted of Conexant’s payment of expenses allocated to Mindspeed and payments made by Conexant on behalf of Mindspeed for operating expenses, capital expenditures and acquisitions, offset by Mindspeed’s cash receipts. For periods prior to the Distribution, cash and cash equivalents in the consolidated balance sheets represents amounts held by Mindspeed’s foreign operations and at certain subsidiaries.

      The financing from Conexant also included additional consideration of $101.6 million (in cash and shares of Conexant common stock) paid in fiscal 2001 and 2002 to the former owners of acquired companies upon the achievement of certain performance and technology goals and the expiration of indemnity, escrow or holdback provisions of the related acquisition agreements. The fair value of the additional consideration increased the amounts of goodwill related to the acquired companies.

      The financing provided by Conexant took the form of equity capital advances in Mindspeed, with no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future. The equity capital advances have been presented as additions to Conexant’s net investment in the consolidated statements of shareholders’ equity and comprehensive loss. Conexant provided the financing from its cash reserves, cash generated from operation and debt incurred at the parent level. The accompanying consolidated financial statements do not include any allocation of Conexant’s debt or the related interest expense.

      The Distribution Agreement between Conexant and Mindspeed provides for, among other things, the principal corporate transactions required to effect the separation of Mindspeed from Conexant, the distribution of Mindspeed common stock and certain other terms governing the relationship between Conexant and Mindspeed with respect to or in consequence of the Distribution. Under the Distribution Agreement, Conexant transferred to Mindspeed certain specifically identified assets and other assets used primarily or exclusively in the Mindspeed business. The Distribution Agreement also provides generally for the assumption by Mindspeed of all liabilities related to its business. Pursuant to the Distribution Agreement, Conexant made a pre-Distribution cash contribution to Mindspeed in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million.

      As of September 30, 2003, a receivable from Conexant of $1.7 million is included in other current assets in the accompanying consolidated balance sheets.

      Through the first quarter of fiscal 2001, Mindspeed’s operating costs and expenses included expenses allocated from Conexant for sales, marketing, engineering and support services provided by Conexant. In the second quarter of fiscal 2001, Mindspeed established separate corporate infrastructure to perform a majority of the services previously provided by Conexant. For all periods subsequent to the first quarter of fiscal 2001, Mindspeed’s operating costs and expenses principally represent direct purchases by Mindspeed. Expenses allocated from Conexant include the cost of certain services which Conexant provides to Mindspeed, facility rent and, through March 2002, allocations of costs associated with the underutilization of Conexant’s former manufacturing facilities.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expenses allocated from Conexant included in the accompanying consolidated statements of operations for periods prior to the Distribution are as follows (in thousands):

	2003	2002	2001

Cost of goods sold	$491	$1,548	$9,346
Research and development	3,294	6,557	10,926
Selling and marketing	2	129	9,452
General and administrative	3,470	4,562	9,926

	$7,257	$12,796	$39,650

      Operating costs and expenses were allocated based upon specific identification to the extent possible; the remaining common costs are allocated on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefit received by Mindspeed. A summary of the primary methods used to allocate common costs and expenses is as follows:

Cost of goods sold	• Percentage of specifically identified cost of goods sold for Mindspeed to the total of specifically identified cost of goods sold.
Research and development expenses and selling and marketing expenses	• Detailed activity-based analyses. • Percentage of specific spending for Mindspeed to the total spending for research and development expenses and selling and marketing expenses, respectively.
• Pro rata manufacturing capacity utilization (through March 2002)
General and administrative expenses	• Percentage of all specifically identified costs incurred by Mindspeed to the total of all specifically identified costs incurred by Conexant for cost of goods sold, research and development expenses and selling and marketing expenses.

      In connection with the Distribution, Mindspeed and Conexant entered into a Transition Services Agreement, under which each of Mindspeed and Conexant agreed to provide certain services to the other. These services will be provided through various dates in 2004, unless the parties otherwise agree. The price for the services will be the actual cost of the services. The accompanying consolidated statements of operations include expenses of $0.4 million for services purchased from Conexant under the Transition Services Agreement subsequent to the Distribution.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment and Other Information

      The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2003	2002	2001

United States	$32,939	$43,313	$190,501
Other Americas	8,823	3,319	12,938

Total Americas	41,762	46,632	203,439

Taiwan	9,683	3,686	5,161
Hong Kong	8,145	4,080	33,616
Japan	4,290	5,460	12,903
Other Asia-Pacific	6,120	5,581	13,471

Total Asia-Pacific	28,238	18,807	65,151
Europe, Middle East and Africa	11,906	14,597	36,778

	$81,906	$80,036	$305,368

      No other foreign country represented 10% or more of net revenues for any of the periods presented.

      Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2003	2002

United States	$85,120	$681,553
Europe, Middle East and Africa	14,087	75,037
Asia-Pacific	948	529

	$100,155	$757,119

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

Mindspeed Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the accompanying consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and intangible assets.

DELOITTE & TOUCHE LLP

Costa Mesa, California

October 29, 2003

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of September 30, 2003 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this Annual Report in that the Company will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference to the sections entitled “Executive Officers,” “Election of Directors,” “Board Committees and Meetings” and “Other Matters — Code of Ethics” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      In connection with the Distribution, Conexant and the Company entered into several agreements, including agreements relating to services to be provided by Conexant to the Company following the Distribution, the allocation of liabilities and obligations with respect to taxes, employee benefit plans and compensation arrangements, and other matters. At the time these agreements were negotiated and executed, certain of the Company’s directors and executive officers also served as directors or executive officers of Conexant. The Company believes the terms of these agreements to be reasonable.

      Additional information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountants Fees and Services

      The information required by this Item is incorporated herein by reference to the section entitled “Principal Accountants Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      The following consolidated financial statements of the Company for the fiscal year ended September 30, 2003 are included herewith:

      Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Auditors

(2) Supplemental Schedules

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146) (the “2003 Stock Option Plan S-3”), is incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 4.2 to the 2003 Stock Option Plan S-3, are incorporated herein by reference.
4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650) (the “Form 10”), is incorporated herein by reference.
4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.2	Employee Matters Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.3	Tax Allocation Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.4	Sublease dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.4 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.5	Credit Agreement dated as of June 27, 2003 by and among Mindspeed Technologies, Inc., the subsidiaries of Mindspeed Technologies, Inc. from time to time parties thereto and Conexant Systems, Inc., filed as Exhibit 2.5 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.
10.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.
10.8	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
10.9	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
*10.10	Form of Employment Agreement to be entered into between Registrant and certain executives of Registrant, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.
*10.11	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.10 hereto, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
*10.12	Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the 2003 Stock Option Plan S-3, is incorporated herein by reference.
*10.13	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106148), is incorporated herein by reference.
*10.14	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.
*10.15	Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.
*10.16	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.
*10.17	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.
21	List of subsidiaries of Registrant.
23	Independent auditors’ consent.
24	Power of attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

      Current Report on Form 8-K dated July 1, 2003, reporting the distribution by Conexant Systems, Inc. to its shareholders of all outstanding shares of the Company’s common stock on June 27, 2003. (Items 5 and 7)

      Current Report on Form 8-K dated July 23, 2003, furnishing the Company’s press release dated July 23, 2003, announcing its financial results for the quarter ended June 30, 2003. (Items 7 and 12)

      Current Report on Form 8-K dated October 29, 2003, furnishing the Company’s press release dated October 29, 2003, announcing its financial results for the quarter and fiscal year ended September 30, 2003. (Items 7 and 12)

      Current Report on Form 8-K dated December 5, 2003, reporting the approval of the Company’s application to list its common stock on the Nasdaq National Market. (Items 5 and 7)

(c) Exhibits

      See subsection (a) (3) above.

(d) Financial Statement Schedules

      Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 17th day of December, 2003.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ RAOUF Y. HALIM

Raouf Y. Halim
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 17th day of December, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ RAOUF Y. HALIM Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ SIMON BIDDISCOMBE Simon Biddiscombe		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ DWIGHT W. DECKER* Dwight W. Decker		Chairman of the Board of Directors

/s/ DONALD R. BEALL* Donald R. Beall		Director

/s/ HOSSEIN ESLAMBOLCHI* Hossein Eslambolchi		Director

/s/ MING LOUIE* Ming Louie		Director

/s/ THOMAS A. MADDEN* Thomas A. Madden		Director

/s/ JERRE L. STEAD* Jerre L. Stead		Director

*By:	/s/ RAOUF Y. HALIM Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and		End of
Description	of Year	Expenses	Deductions(1)	Year

	(In thousands)
Year ended September 30, 2003:
Allowance for doubtful accounts	$1,897	$(593)	$(372)	$932
Reserve for sales returns and allowances	641	(39)	(172)	430
Allowance for excess and obsolete inventories	27,191	1,239	(7,068)	21,361
Year ended September 30, 2002:
Allowance for doubtful accounts	$4,030	$1,936	$(4,069)	$1,897
Reserve for sales returns and allowances	250	2,466	(2,075)	641
Allowance for excess and obsolete inventories	23,024	4,518	(351)	27,191
Year ended September 30, 2001:
Allowance for doubtful accounts	$1,366	$12,965	$(10,301)	$4,030
Reserve for sales returns and allowances	857	5,974	(6,581)	250
Allowance for excess and obsolete inventories	12,700	18,649 (2)	(8,325)	23,024

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

(2)	Additions charged to costs and expenses in the allowance for excess and obsolete inventories in fiscal 2001 exclude inventory write-downs of $83.5 million relating to inventory that the Company expected to be unable to sell. From the time of the fiscal 2001 inventory write-downs and through September 30, 2003, the Company scrapped a portion of these inventories having an original cost of $32.7 million and sold a portion of these inventories with an original cost of $8.7 million. As of September 30, 2003, the Company continued to hold inventories with an original cost of $42.0 million which were previously written down to a zero cost basis.

EXHIBIT INDEX

21	List of subsidiaries of the Company.
23	Independent auditors’ consent.
24	Power of attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.