Form 10-Q
period 2003-12-31
MINDSPEED TECHNOLOGIES INC
filed 2004-02-12
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003*

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Number of shares of registrant’s common stock outstanding as of January 30, 2004 was 98,303,041.

*	For presentation purposes of this Form 10-Q, references made to the December 31, 2003 period relate to the actual fiscal first quarter ended January 2, 2004.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results, and actual events that occur, may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: market demand for our new and existing products; availability of capital needed for our business; our ability to reduce our cash consumption; successful development and introduction of new products; design wins; pricing pressures and other competitive factors; order and shipment uncertainty; fluctuations in manufacturing yields; product defects; intellectual property infringement claims by others and the ability to protect our intellectual property; the successful implementation of our expense reduction initiatives; and the ability to attract and retain qualified personnel, as well as other risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

MINDSPEED TECHNOLOGIES, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Balance Sheets – December 31, 2003 and September 30, 2003	4
	Consolidated Condensed Statements of Operations – Three Months Ended December 31, 2003 and 2002	5
	Consolidated Condensed Statements of Cash Flows – Three Months Ended December 31, 2003 and 2002	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	30
	Signature	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$66,695	$80,121
Receivables, net of allowance of $921 and $932 at December 31, 2003 and September 30, 2003, respectively	14,389	11,652
Inventories	3,850	4,035
Other current assets	7,693	7,926

Total current assets	92,627	103,734
Property, plant and equipment, net	25,776	26,612
Intangible assets, net	58,046	69,867
Other assets	3,848	3,676

Total assets	$180,297	$203,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,381	$8,110
Deferred revenue	3,994	3,173
Accrued compensation and benefits	10,513	8,424
Restructuring	4,086	7,273
Other current liabilities	4,200	4,971

Total current liabilities	29,174	31,951
Other liabilities	4,766	4,804

Total liabilities	33,940	36,755

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 95,704 and 93,545 shares issued at December 31, 2003 and September 30, 2003, respectively	957	935
Additional paid-in capital	220,171	215,518
Accumulated deficit	(58,396)	(32,176)
Accumulated other comprehensive loss	(16,221)	(16,959)
Unearned compensation	(154)	(184)

Total shareholders’ equity	146,357	167,134

Total liabilities and shareholders’ equity	$180,297	$203,889

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,

	2003	2002

Net revenues	$26,746	$20,255
Cost of goods sold	8,128	6,137

Gross margin	18,618	14,118
Operating expenses:
Research and development	20,424	31,152
Selling, general and administrative	11,960	12,128
Amortization of intangible assets	12,476	14,200
Special charges	—	3,831

Total operating expenses	44,860	61,311

Operating loss	(26,242)	(47,193)
Other income (expense), net	214	(35)

Loss before income taxes	(26,028)	(47,228)
Provision for income taxes	192	120

Loss before cumulative effect of accounting change	(26,220)	(47,348)
Cumulative effect of change in accounting for goodwill	—	(573,184)

Net loss	$(26,220)	$(620,532)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.28)	$(0.53)
Cumulative effect of change in accounting for goodwill	—	(6.48)

Net loss	$(0.28)	$(7.01)

Weighted-average number of shares used in per share computation	94,612	88,571

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(26,220)	$(620,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	—	573,184
Depreciation	3,019	4,140
Amortization of intangible assets	12,476	14,200
Asset impairments	—	190
Provision for losses on accounts receivable	(59)	(282)
Inventory provisions	999	620
Other non-cash items, net	51	277
Changes in assets and liabilities:
Receivables	(2,678)	927
Inventories	(814)	(1,372)
Accounts payable	(1,729)	(3,856)
Deferred revenue	821	(2,398)
Accrued expenses and other current liabilities	(1,354)	(4,989)
Other	55	(64)

Net cash used in operating activities	(15,433)	(39,955)

Cash flows from investing activities:
Capital expenditures	(2,161)	(1,598)
Sales of assets	—	25

Net cash used in investing activities	(2,161)	(1,573)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	4,232	—
Deferred financing costs	(64)	—
Net transfers and advances from Conexant	—	42,912

Net cash provided by financing activities	4,168	42,912

Net increase (decrease) in cash and cash equivalents	(13,426)	1,384
Cash and cash equivalents at beginning of period	80,121	7,269

Cash and cash equivalents at end of period	$66,695	$8,653

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

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. Conexant and Mindspeed also entered into a Credit Agreement, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. In connection with the Distribution, Mindspeed and Conexant entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement, Registration Rights Agreements and a Sublease.

Basis of Presentation

The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. The consolidated condensed financial statements of Mindspeed for periods prior to the Distribution include the assets, liabilities, operating results and cash flows of the Mindspeed business, including subsidiaries, contributed to Mindspeed by Conexant. Such financial statements have been prepared using Conexant’s historical bases in the assets and liabilities and the historical operating results of the Mindspeed business during each respective period. Management believes the assumptions underlying the consolidated condensed financial statements are reasonable. However, the financial information for periods prior to the Distribution may not reflect the consolidated financial position, operating results, changes in shareholders’ equity and cash flows of Mindspeed in the future or what they would have been had Mindspeed been a separate, stand-alone entity during the periods presented. All accounts and transactions among Mindspeed’s entities have been eliminated in consolidation.

The consolidated condensed financial statements for periods prior to the Distribution include allocations of certain Conexant expenses (see Note 6). The expense allocations were determined using methods that Conexant and Mindspeed considered to be reasonable reflections of the utilization of services provided or the benefit received by Mindspeed. The allocation methods include specific identification, relative revenues or costs, or headcount. Management believes that the expenses allocated to Mindspeed are representative of the operating expenses it would have incurred had it operated on a stand-alone basis.

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, as well as the special charges and the cumulative effect of the change in accounting for goodwill, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(Continued)
(unaudited)

Fiscal Periods — For presentation purposes, references made to the periods ended December 31, 2003 and 2002 relate to the actual fiscal 2004 first quarter ended January 2, 2004 and the actual fiscal 2003 first quarter ended December 27, 2002, respectively.

Stock-Based Compensation — As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 (in thousands, except per share amounts).

	Three months ended
	December 31,

	2003	2002

Net loss, as reported	$(26,220)	$(620,532)
Stock-based employee compensation expense determined under the fair value method	8,994	17,167

Pro forma net loss	$(35,214)	$(637,699)

Net loss per share, basic and diluted
As reported	$(0.28)	$(7.01)

Pro forma	$(0.37)	$(7.20)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for the fiscal 2004 first quarter, compared with the similar fiscal 2003 period, reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested.

Change in Accounting Principle — The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

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

Supplemental Cash Flow Information — The Company paid no interest for the three months ended December 31, 2003 and 2002, respectively. Income taxes paid, net of refunds received, for the three months ended December 31, 2003 and 2002 were $32,000 and $80,000 respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2003	2003

Work-in-process	$2,452	$2,575
Finished goods	1,398	1,460

	$3,850	$4,035

Goodwill

During fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Goodwill was adjusted as follows (in thousands):

Three months
ended
December 31,
2002

Goodwill, September 30, 2002	$568,900
Assembled workforce reclassified to goodwill	4,284
Transition impairment loss	(573,184)

Goodwill, December 31, 2002	$—

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2003		September 30, 2003

	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization

Developed technology	$228,143	$(176,716)	$225,663	$(163,765)
Customer base	27,960	(21,642)	27,515	(19,911)
Other intangible assets	10,725	(10,424)	10,406	(10,041)

	$266,828	$(208,782)	$263,584	$(193,717)

The increases in the gross amounts of the customer base and other intangible assets as of December 31, 2003, as compared with September 30, 2003, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense by fiscal years is expected to be as follows (in thousands):

	2004	2005

Amortization expense	$50,167	$20,355

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended
	December 31,

	2003	2002

Net loss	$(26,220)	$(620,532)
Foreign currency translation adjustments	738	293

Comprehensive loss	$(25,482)	$(620,239)

The balance of accumulated other comprehensive loss at December 31, 2003 and September 30, 2003 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,

	2003	2002

Americas	$13,188	$12,306
Asia-Pacific	10,042	5,074
Europe, Middle East and Africa	3,516	2,875

	$26,746	$20,255

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. The following direct customers accounted for 10% or more of net revenues:

	Three months ended
	December 31,

	2003	2002

Customer A	16%	21%
Customer B	12%	4%
Customer C	11%	4%

3. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. The Company may also be responsible for certain federal income tax liabilities under the Tax Allocation Agreement between Mindspeed and Conexant, which provides that the Company will be responsible for certain taxes imposed on Mindspeed, Conexant or Conexant shareholders. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated condensed balance sheets. Product warranty costs have not been significant.

4. Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries to the extent such matters relate to the Mindspeed business.

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Special Charges

Special charges consist of the following (in thousands):

	Three months ended
	December 31,

	2003	2002

Asset impairments	$—	$190
Restructuring	—	3,641

	$—	$3,831

Asset Impairments

During the first three months of fiscal 2003, the Company recorded asset impairment charges totaling $0.2 million related to certain assets that it determined to abandon or scrap.

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

Mindspeed Strategic Restructuring Plan — During the third quarter of fiscal 2002, the Company announced a number of expense reduction and restructuring initiatives intended to reduce further its operating cost structure and focus its research and development spending on products for the network infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions include the elimination of research and development spending in high-end optical networking applications, the closure of Novanet Semiconductor Ltd., the divestiture of NetPlane Systems, Inc. and a reduction of support services spending, in total reducing the Company’s workforce by over 400 employees. During fiscal 2002, the Company terminated approximately 280 of such employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout its operations. In addition, the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities, including lease cancellation and related costs.

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees and closed its design center in Bristol, England. The Company recorded additional charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under facility leases and license obligations for the purchase of design tools that the Company determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through December 31, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Cash payments	—	(2,581)	(2,581)

Restructuring balance, December 31, 2003	$—	$6,572	$6,572

Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include the closure of

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for this plan include an aggregate of $4.3 million of severance benefits paid to the affected employees. Additional costs for severance benefits totaling approximately $0.5 million, principally expected to be paid during calendar year 2004, will be included in restructuring charges when incurred. In addition, restructuring charges for this plan also include $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through December 31, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	264	(264)	—
Cash payments	(517)	(89)	(606)

Restructuring balance, December 31, 2003	$65	$1,024	$1,089

Other Restructuring Plans — All restructuring charges and payments relating to cost reduction actions under the Company’s other restructuring plans were completed prior to September 30, 2003. During the first quarter of fiscal 2003, the Company reversed $0.2 million of previously accrued costs upon the resolution of its liabilities for severance benefits and lease costs payable under these plans.

Through December 31, 2003, the Company paid an aggregate of $31.8 million in connection with its restructuring plans and has a remaining accrued restructuring balance totaling $7.7 million. The Company expects to pay a majority of the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other contractual commitments over their respective terms, which expire at various dates through fiscal 2008. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales, and are not expected to impact significantly the Company’s liquidity.

6. Related Party Transactions

Prior to the Distribution, the Company operated as a wholly owned subsidiary of Conexant. Conexant maintained a centralized treasury function and provided funding for Mindspeed’s working capital and capital expenditure requirements. This funding consisted of Conexant’s payment of expenses allocated to Mindspeed and payments made by Conexant on behalf of Mindspeed. The financing from Conexant was in the form of equity capital advances in Mindspeed with no formal repayment or interest arrangements. The equity capital advances were recorded as additions to Conexant’s net investment in the consolidated condensed balance sheets. A summary of the accumulated net transfers from Conexant and the average balances outstanding are as follows (in thousands):

Three months
ended
December 31,
2002

Balance at beginning of period	$470,056
Cash collected by Conexant on behalf of Mindspeed	(20,900)
Purchases from Conexant	25
Capital expenditures	1,598
Expenses allocated from Conexant	2,661
Amounts paid by Conexant on behalf of Mindspeed	59,528

Net transfers from Conexant	42,912

Balance at end of period	$512,968

Average balance	$491,512

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Expenses allocated from Conexant included in the accompanying consolidated condensed statements of operations (principally representing services provided by Conexant and facility rent) are as follows (in thousands):

Three months
ended
December 31,
2002

Cost of goods sold	$211
Research and development	1,311
Selling and marketing	6
General and administrative	1,133

$2,661

Following the Distribution, Mindspeed and Conexant each provide certain services to the other under the Transition Services Agreement. Mindspeed also leases its headquarters and principal design center in Newport Beach, California from Conexant under the Sublease. The cost of such services and rent totaled $1.3 million for the three months ended December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003.

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

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 58% and 51% of our revenues for fiscal 2003 and the first quarter of fiscal 2004, respectively. For fiscal 2003, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 22% and 12% of our net revenues; for the first quarter of fiscal 2004, distributors Avnet and RTI Industries Company Ltd. and manufacturing service provider Sanmina-SCI Corporation accounted for 16%, 12% and 11%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 15% and 17% of our net revenues for fiscal 2003 and the first quarter of fiscal 2004, respectively, and that no other OEM customer accounted for 10% or more of our net revenues for these periods. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, represented approximately 60% and 64%, respectively, of our net revenues for fiscal 2003 and the first quarter of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

Spin-off from Conexant Systems, Inc.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant (the Distribution). In the Distribution, each Conexant shareholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the Distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq National Market System under the ticker symbol “MSPD”.

Prior to the Distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance was $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes, and we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. We entered into Registration Rights Agreements with Conexant under which we agreed to register with the Securities and Exchange Commission the sale of the warrants and the underlying shares of our common stock. In connection with the Distribution, we and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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

	Three months ended December 31,

	2003	Change	2002
(in millions)
Net revenues	$26.7	32%	$20.3

The increase in our revenues for the first quarter of fiscal 2004 compared to the similar fiscal 2003 period principally reflects higher sales volumes in our T/E carrier and ATM/MPLS product families. Our T/E carrier products benefited from renewed demand for our DS3/E3 products for use in next-generation optical networking equipment designed to increase the capacity, flexibility and speed of metropolitan area networks. We also saw continued strong demand for our ATM/MPLS network processor products for use in wireless infrastructure and a variety of network access equipment. We also experienced higher sales volumes in our high-performance analog products and, to a lesser extent, in our multiservice access processors. Although revenues from our physical media devices for the most recent quarter were adversely affected by increased levels of inventories held by manufacturers who purchase our products, our sales volume remained significantly higher than the year-earlier level as a result of demand for these devices from OEMs in the Asia-Pacific region for use in infrastructure equipment for fiber-to-the-home deployments and metropolitan area networks. Sales growth in our multiservice access products was driven by increased demand for our voice-over-IP processors from customers in the Asia-Pacific region. These increases were partially offset by lower shipments of our DSL transceivers and the impact of our divestiture of the NetPlane Systems, Inc. software business subsequent to the first quarter of fiscal 2003.

Sales to customers in the Asia-Pacific region for the first quarter of fiscal 2004 were approximately $10 million, or nearly double their level in the similar fiscal 2003 period, benefiting from continued network infrastructure build-out in that region.

Gross Margin

	Three months ended December 31,

	2003	Change	2002
(in millions)
Gross margin	$18.6	32%	$14.1
Percent of net revenues	70%		70%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold.

Our gross margin for the first quarter of fiscal 2004 compared to the similar fiscal 2003 period reflects the favorable effect of the 32% increase in our quarterly revenues and the favorable impact of the cost reduction actions we took during fiscal 2003. For the first quarter of fiscal 2004 and 2003, our gross margin also benefited from the sale of inventories with an original cost of $1.0 million and $1.5 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our gross margin for the first quarter of fiscal 2004 would have been $17.6 million (66% of our net revenues) compared to $12.6 million (62% of our net revenues) for the fiscal 2003 first quarter.

We recorded an aggregate of $83.5 million of inventory write-downs in fiscal 2001. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for network infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter. Our fiscal 2001 second quarter revenues decreased 51% compared with the immediately preceding quarter. The reduced global demand for our products became more pronounced in the third and fourth quarters of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 56% and 39%, respectively, in those periods. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $10.9 million, $51.7 million and $20.9 million in the first, second and third quarters of fiscal 2001, respectively. The inventories written down in fiscal 2001 principally consisted of multiservice access processors and DSL transceivers.

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

From the time of the fiscal 2001 inventory write-downs through December 31, 2003, we scrapped a portion of these inventories having an original cost of $33.2 million and sold a portion of these inventories with an original cost of $9.8 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of December 31, 2003, we continued to hold inventories with an original cost of $40.5 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended December 31,

	2003	Change	2002
(in millions)
Research and development	$20.4	(34)%	$31.2
Percent of net revenues	76%		154%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions. During fiscal 2003, we closed design centers in San Jose, California and Bristol, United Kingdom and we completed the divestiture of our NetPlane Systems business.

Selling, General and Administrative

	Three months ended December 31,

	2003	Change	2002
(in millions)
Selling, general and administrative	$12.0	(1)%	$12.1
Percent of net revenues	45%		60%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. Our SG&A expenses for the first quarter of fiscal 2004 were comparable to the similar period of fiscal 2003, reflecting the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions, generally offset by increased selling costs and public company costs. As a percentage of our net revenues, SG&A expenses declined, reflecting our revenue growth and our ongoing efforts to control operating expenses.

Amortization of Intangible Assets

	Three months ended December 31,

	2003	Change	2002
(in millions)
Amortization of intangible assets	$12.5	(12)%	$14.2

The lower amortization expenses in the first quarter of fiscal 2004 principally reflects the lower balance of intangible assets in the fiscal 2004 period. During the second quarter of fiscal 2003, we recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to the HotRail, Inc. subsidiary. We expect that amortization of intangible assets will total approximately $50.2 million for fiscal 2004.

Special Charges

Special charges consist of the following:

	Three months ended December 31,

	2003	Change	2002
(in millions)
Asset impairments	$—	nm	$0.2
Other special charges	—	nm	3.6

	$—	nm	$3.8

nm = not meaningful

Asset Impairments

For a discussion of our asset impairment charges, see Note 5 of Notes to Consolidated Condensed Financial Statements.

We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of our assets.

Restructuring Charges

Commencing in fiscal 2001, and continuing into fiscal 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. For a discussion of our cost reduction initiatives and activity under our restructuring plans, see Note 5 of Notes to Consolidated Condensed Financial Statements.

As of December 31, 2003, we have completed most of the cost reduction actions under our restructuring plans. We expect to realize the full effect of our cost reduction actions in the second quarter of fiscal 2004 and anticipate that these actions will reduce our combined R&D and SG&A expenses for the second quarter of fiscal 2004 to approximately $31 million.

Through December 31, 2003, we have paid an aggregate of $31.8 million in connection with our fiscal 2001, 2002 and 2003 restructuring plans and we have an aggregate remaining accrued restructuring balance of $7.7 million. We expect to pay the amounts accrued for the workforce reductions during fiscal 2004 and we expect to pay the obligations for the non-cancelable leases and other contractual commitments over their respective terms, which expire at various dates through fiscal 2008. In addition, costs for certain severance benefits under the Mindspeed 2003 restructuring plan totaling approximately $0.5 million, which we expect to pay principally during fiscal 2004, will be included in restructuring charges when incurred. Cash payments to complete the restructuring actions will be funded from available cash reserves and funds from product sales and are not expected to impact significantly our liquidity.

Other Income (Expense), Net

	Three months ended December 31,

	2003	Change	2002
(in millions)
Other income (expense), net	$0.2	nm	$—

Other income (expense), net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2004 and 2003 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2003 and the first quarter of fiscal 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2004 will principally consist of income taxes related to our foreign operations.

Change in Accounting for Goodwill

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. Upon adoption of SFAS 142, we completed the required transition impairment test of our goodwill (as of the beginning of fiscal 2003). Our business consists of one reporting unit (as defined in SFAS 142) and for purposes of the impairment test, we determined its fair value considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, we recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for our business. The impairment charge resulted from the sharp decline in the valuations assigned to communications semiconductor companies as of the time of the transition impairment test as compared with valuations at the dates of the respective acquisitions.

Liquidity and Capital Resources

Cash used in operating activities was $15.4 million for the first quarter of fiscal 2004 compared to $40.0 million for the first quarter of fiscal 2003. Operating cash flows for the first quarter of fiscal 2004 reflect our net loss of $26.2 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $16.5 million, and net working capital increases of approximately $5.7 million. Before the effect of working capital changes, cash used in operations was $9.7 million for the first quarter of fiscal 2004, compared to $28.2 million for the first quarter of fiscal 2003.

The net working capital increases for the first quarter of fiscal 2004 consist principally of a $2.7 million increase in accounts receivable due to higher quarterly sales and a $3.1 million decrease in accounts payable, accrued expenses and other current liabilities, principally related to the timing of vendor payments and the payment of restructuring costs.

Cash used in investing activities for the first quarter of fiscal 2004 consisted of capital expenditures of $2.2 million. Cash used in investing activities for the first quarter of fiscal 2003 principally consisted of capital expenditures of $1.6 million, partially offset by proceeds from sales of assets.

Cash provided by financing activities for the first quarter of fiscal 2004 consisted of proceeds of $4.2 million from the exercise of stock options and warrants, partially offset by costs paid in connection with the credit facility with Conexant. Cash provided by financing activities for the first quarter of fiscal 2003 consisted of net transfers from Conexant of $42.9 million for working capital purposes.

In connection with the Distribution, we entered into a Credit Agreement with Conexant, under which we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise certain warrants to purchase shares of our common stock. As of December 31, 2003, we had made no borrowings under the credit facility.

Our principal sources of liquidity are our existing cash reserves, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at December 31, 2003 totaled $66.7 million and our working capital at December 31, 2003 was $63.5 million. During the past three fiscal years, we reduced our capital expenditures and implemented a number of expense reduction initiatives (including a series of workforce reductions, the consolidation of certain facilities and salary reductions of 10% for our senior management) to improve our operating cost structure. However, these expense reductions alone, without revenue growth, will not return us to profitability and we expect to continue to incur significant operating losses in the near term.

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

Contractual Obligations

We lease our facilities and certain equipment under non-cancelable operating leases, including the Sublease with Conexant. The leases expire at various dates through fiscal 2008 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. Rent payable under the Sublease is a prorated portion of Conexant’s actual costs. The leases generally contain renewal provisions for varying periods of time. As of December 31, 2003, we had no long-term debt, capital lease obligations or long-term purchase obligations. The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2003:

	Payments due by period

Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years

			(in millions)
Operating leases	$30.7	$9.0	$13.7	$8.0	$—

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to the Mindspeed business. We may also be responsible for certain federal income tax liabilities under the Tax Allocation Agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant shareholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies used in preparation of our financial statements are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” on pages 30-31 of our Annual Report on Form 10-K for the year ended September 30, 2003. There have been no significant changes in our critical accounting policies during the three months ended December 31, 2003.

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

We incurred a net loss of $26.2 million in the first quarter of fiscal 2004 compared to a net loss of $620.5 million ($47.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in the first quarter of fiscal 2003. We incurred net losses of $750.4 million in fiscal 2003 and $668.3 million in fiscal 2002. We expect that we will continue to incur significant operating losses in the near term.

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

For the first quarter of fiscal 2004, our net cash “burn” (the sum of our net cash used in operating activities and net cash used in investing activities) was $17.6 million. For fiscal 2003, our net cash burn was $119.6 million. Prior to the Distribution, we relied on funding from Conexant together with cash generated from product sales to fund our cash requirements. Our principal sources of liquidity are our existing cash reserves (approximately $66.7 million as of December 31, 2003) and available borrowings under a $50 million credit facility with Conexant. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. During fiscal 2001 and 2002, we — like many of our customers and competitors — experienced an abrupt decline in demand for many of the end-user products that incorporate our products. The impact of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories held by many of our OEM, subcontractor and distributor customers. These conditions represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products was impacted more adversely than the industry as a whole. Although we have recently experienced renewed demand for a number of our products, overall demand remains significantly lower than historic levels. We cannot assure you as to whether or when market conditions will improve to the extent necessary for us to return to profitability.

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

We obtain external wafer manufacturing capacity primarily from Taiwan Semiconductor Manufacturing Co., Ltd. and Jazz Semiconductor, Inc. However, these and other foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than we. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 58% and 51% of our net revenues for fiscal 2003 and the first quarter of fiscal 2004, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which may be subject to dramatic changes and is difficult to predict.

This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. In fiscal 2001 we recorded $83.5 million of inventory write-downs as a result of the sharply reduced end-customer demand for our products during that period.

We are subject to the risks of doing business internationally.

For fiscal 2003 and the first quarter of fiscal 2004, approximately 60% and 64%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

The historical financial information included in this Quarterly Report for periods prior to the Distribution has been derived from Conexant’s consolidated financial statements and does not reflect what our financial position, results of operations and cash flows would have been if we had operated as an independent public company during those periods. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

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

Our common stock began trading publicly on June 30, 2003. Our common stock is listed and traded on the Nasdaq National Market System under the trading symbol “MSPD”. There can be no assurance as to the prices at which trading in our common stock will occur in the future and the market price of our common stock may fluctuate significantly. We cannot assure you that an active trading market in our common stock will be sustained in the future. The market price at which shares of our common stock will trade will be determined by the marketplace and may be influenced by many factors, including:

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

Substantial sales of the shares of our common stock issuable upon exercise of the warrants issued to Conexant, or of the warrants themselves, could also depress our stock price or adversely affect our ability to raise additional financing in the public capital markets.

Conexant holds warrants that are exercisable for 30 million shares of our common stock, representing approximately 20 percent of our outstanding common stock on a fully diluted basis. Conexant also holds warrants to acquire up to approximately 8.3 million shares of our common stock to the extent we borrow under the credit facility provided by Conexant. Although the warrants are not exercisable for periods of 12 months and 9 months, respectively, following the Distribution, when these periods expire and if the warrants are otherwise exercisable the underlying shares of our common stock may be acquired and sold. Moreover, the warrants may be transferred or sold at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2003, the carrying value of our cash and cash equivalents approximates fair value.

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2003, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2003, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of December 31, 2003 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K dated October 29, 2003, furnishing the Company’s press release dated October 29, 2003, announcing its financial results for the quarter and fiscal year ended September 30, 2003. (Items 7 and 12)

Current Report on Form 8-K dated December 5, 2003, reporting the approval of the Company’s application to list its common stock on the Nasdaq National Market System. (Items 5 and 7)

Current Report on Form 8-K dated January 28, 2004, furnishing the Company’s press release dated January 28, 2004, announcing its financial results for the quarter ended December 31, 2003. (Item 12)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: February 12, 2004	By	/s/ Simon Biddiscombe

Simon Biddiscombe Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.