Form 10-Q
period 2004-03-31
MINDSPEED TECHNOLOGIES, INC
filed 2004-05-12
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004*

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50499

MINDSPEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	01-0616769 (I.R.S. Employer Identification No.)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Number of shares of registrant’s common stock outstanding as of April 30, 2004 was 99,475,631.

*	For presentation purposes of this Form 10-Q, references made to the March 31, 2004 period relate to the actual fiscal second quarter ended April 2, 2004.

CAUTIONARY STATEMENT

This Quarterly Report contains statements relating to future results of Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Secures Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results, and actual events that occur, may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: market demand for our new and existing products; availability of capital needed for our business; our ability to reduce our cash consumption; successful development and introduction of new products; obtaining design wins and developing revenues from them; pricing pressures and other competitive factors; order and shipment uncertainty; fluctuations in manufacturing yields; product defects; intellectual property infringement claims by others and the ability to protect our intellectual property; our ability to maintain operating expenses within anticipated levels; and the ability to attract and retain qualified personnel, as well as other risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed Technologies™ is a trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$59,636	$80,121
Receivables, net of allowance of $874 and $932 at March 31, 2004 and September 30, 2003, respectively	15,697	11,652
Inventories	9,785	4,035
Other current assets	6,171	7,926

Total current assets	91,289	103,734
Property, plant and equipment, net	23,859	26,612
Intangible assets, net	45,679	69,867
Other assets	4,066	3,676

Total assets	$164,893	$203,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,854	$8,110
Deferred revenue	4,884	3,173
Accrued compensation and benefits	9,858	8,424
Restructuring	3,101	7,273
Other current liabilities	2,995	4,971

Total current liabilities	27,692	31,951
Other liabilities	3,897	4,804

Total liabilities	31,589	36,755

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 99,298 and 93,545 shares issued at March 31, 2004 and September 30, 2003, respectively	993	935
Additional paid-in capital	228,176	215,518
Accumulated deficit	(79,742)	(32,176)
Accumulated other comprehensive loss	(15,994)	(16,959)
Unearned compensation	(129)	(184)

Total shareholders’ equity	133,304	167,134

Total liabilities and shareholders’ equity	$164,893	$203,889

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$30,750	$18,311	$57,496	$38,566
Cost of goods sold	7,899	5,659	16,027	11,796

Gross margin	22,851	12,652	41,469	26,770
Operating expenses:
Research and development	20,120	26,190	40,544	57,342
Selling, general and administrative	10,913	13,326	22,873	25,454
Amortization of intangible assets	12,631	12,322	25,107	26,522
Special charges	387	15,407	387	19,238

Total operating expenses	44,051	67,245	88,911	128,556

Operating loss	(21,200)	(54,593)	(47,442)	(101,786)
Other income (expense), net	135	(122)	349	(157)

Loss before income taxes	(21,065)	(54,715)	(47,093)	(101,943)
Provision for income taxes	281	140	473	260

Loss before cumulative effect of accounting change	(21,346)	(54,855)	(47,566)	(102,203)
Cumulative effect of change in accounting for goodwill	—	—	—	(573,184)

Net loss	$(21,346)	$(54,855)	$(47,566)	$(675,387)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.22)	$(0.62)	$(0.49)	$(1.15)
Cumulative effect of change in accounting for goodwill	—	—	—	(6.46)

Net loss	$(0.22)	$(0.62)	$(0.49)	$(7.61)

Weighted-average number of shares used in per share computation	98,239	88,848	96,426	88,710

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(47,566)	$(675,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	—	573,184
Depreciation	5,867	7,996
Amortization of intangible assets	25,107	26,522
Asset impairments	—	20,665
Provision for losses on accounts receivable	(108)	(273)
Inventory provisions	1,510	329
Other non-cash items, net	112	(8,264)
Changes in assets and liabilities:
Receivables	(3,937)	822
Inventories	(7,260)	(1,622)
Accounts payable	(1,256)	(5,426)
Deferred revenue	1,711	(2,883)
Accrued expenses and other current liabilities	(2,911)	(5,644)
Other	440	1,027

Net cash used in operating activities	(28,291)	(68,954)

Cash flows from investing activities
Capital expenditures	(3,123)	(2,372)
Sales of assets	54	9,211

Net cash provided by (used in) investing activities	(3,069)	6,839

Cash flows from financing activities
Proceeds from exercise of options and warrants	10,939	—
Deferred financing costs	(64)	—
Net transfers and advances from Conexant	—	64,260

Net cash provided by financing activities	10,875	64,260

Net increase (decrease) in cash and cash equivalents	(20,485)	2,145
Cash and cash equivalents at beginning of period	80,121	7,269

Cash and cash equivalents at end of period	$59,636	$9,414

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Fiscal Periods — For presentation purposes, references made to the three months and six months ended March 31, 2004 and 2003 relate to the actual fiscal 2004 second quarter and six months ended April 2, 2004 and the actual fiscal 2003 second quarter and six months ended March 28, 2003, respectively.

Stock-Based Compensation - As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 (in thousands, except per share amounts).

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$(21,346)	$(54,855)	$(47,566)	$(675,387)
Stock-based employee compensation expense determined under the fair value method	7,097	6,270	16,091	23,437

Pro forma net loss	$(28,443)	$(61,125)	$(63,657)	$(698,824)

Net loss per share, basic and diluted As reported	$(0.22)	$(0.62)	$(0.49)	$(7.61)

Pro forma	$(0.29)	$(0.69)	$(0.66)	$(7.88)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for the six months ended March 31, 2004, compared with the similar fiscal 2003 period, reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested.

Change in Accounting Principle - The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

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

Supplemental Cash Flow Information - The Company paid no interest for the six months ended March 31, 2004 and 2003. Income taxes paid, net of refunds received, for the six months ended March 31, 2004 and 2003 were $(39,000) and $108,000, respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications — Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2004	2003
Work-in-process	$5,644	$2,575
Finished goods	4,141	1,460

	$9,785	$4,035

Goodwill

During fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2002	$568,900
Assembled workforce reclassified to goodwill	4,284
Transition impairment loss	(573,184)

Goodwill, March 31, 2003	$—

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2004		September 30, 2003
	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization
Developed technology	$229,227	$(188,734)	$225,663	$(163,765)
Customer base	28,155	(23,204)	27,515	(19,911)
Other intangible assets	10,864	(10,629)	10,406	(10,041)

	$268,246	$(222,567)	$263,584	$(193,717)

The increases in the gross amounts of intangible assets as of March 31, 2004, as compared with September 30, 2003, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense by fiscal years is expected to be as follows (in thousands):

	2004	2005
Amortization expense	$50,361	$20,425

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(21,346)	$(54,855)	$(47,566)	$(675,387)
Foreign currency translation adjustments	227	(197)	965	96

Comprehensive loss	$(21,119)	$(55,052)	$(46,601)	$(675,291)

The balance of accumulated other comprehensive loss at March 31, 2004 and September 30, 2003 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Americas	$11,602	$9,168	$24,790	$21,474
Asia-Pacific	14,249	5,551	24,291	10,625
Europe, Middle East and Africa	4,899	3,592	8,415	6,467

	$30,750	$18,311	$57,496	$38,566

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. The following direct customers accounted for 10% or more of net revenues:

	Six months ended
	March 31,
	2004	2003
Customer A	17%	24%
Customer B	12%	4%
Customer C	11%	5%

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Asset impairments	$—	$20,475	$—	$20,665
Restructuring	387	3,971	387	7,612
Other special charges	—	(9,039)	—	(9,039)

	$387	$15,407	$387	$19,238

Asset Impairments

During the first six months of fiscal 2003, the Company recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to the HotRail subsidiary. In January 2003, the Company decided to close the HotRail design center and to curtail investment in selected associated products. Management evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows were less than the carrying value (approximately $27.4 million) of the related assets, management determined that the value of such assets was impaired. The Company recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

Also during the first six months of fiscal 2003, the Company recorded asset impairment charges totaling $1.6 million related to certain assets that it determined to abandon or scrap.

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

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees and closed its design center in Bristol, England. The Company recorded additional charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

affected employees, and $4.6 million for commitments under facility leases and license obligations for the purchase of design tools that the Company determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through March 31, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(4,551)	(4,551)

Restructuring balance, March 31, 2004	$—	$4,564	$4,564

Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions include the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for this plan include an aggregate of $4.8 million of severance benefits paid to the affected employees. In addition, restructuring charges for this plan also include $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through March 31, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(636)	(329)	(965)

Restructuring balance, March 31, 2004	$371	$784	$1,155

Other Restructuring Plans — All restructuring charges and payments relating to cost reduction actions under the Company’s other restructuring plans were completed prior to September 30, 2003. During the first six months of fiscal 2003, the Company reversed $0.3 million of previously accrued costs upon the resolution of its liabilities for severance benefits and lease costs payable under these plans.

Through March 31, 2004, the Company paid an aggregate of $34.1 million in connection with its restructuring plans and has a remaining accrued restructuring balance totaling $5.7 million (including $2.6 million classified as a long-term liability in the accompanying consolidated condensed balance sheet). The Company expects to pay the amounts accrued for the workforce reductions during fiscal 2004 and expects to pay the obligations for the non-cancelable lease and other contractual commitments over their respective terms, which expire at various dates through fiscal 2008. Cash payments to complete the restructuring actions will be funded from available cash balances and funds from product sales, and are not expected to impact significantly the Company’s liquidity.

Other Special Charges

Other special charges for the second quarter and first six months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Related Party Transactions

Prior to the Distribution, the Company operated as a wholly owned subsidiary of Conexant. Conexant maintained a centralized treasury function and provided funding for Mindspeed’s working capital and capital expenditure requirements. This funding consisted of Conexant’s payment of expenses allocated to Mindspeed and payments made by Conexant on behalf of Mindspeed. The financing from Conexant was in the form of equity capital advances to Mindspeed with no formal repayment or interest arrangements. The equity capital advances were recorded as additions to Conexant’s net investment in the consolidated condensed balance sheets. A summary of the accumulated net transfers from Conexant and the average balances outstanding are as follows (in thousands):

Six months
ended
March 31,
2003
Balance at beginning of period	$470,056
Cash collected by Conexant on behalf of Mindspeed	(39,115)
Purchases from Conexant	25
Capital expenditures	2,372
Expenses allocated from Conexant	4,947
Amounts paid by Conexant on behalf of Mindspeed	95,998

Net transfers from Conexant	64,227

Balance at end of period	$534,283

Average balance	$502,170

Expenses allocated from Conexant included in the accompanying consolidated condensed statements of operations (principally representing services provided by Conexant and facility rent) are as follows (in thousands):

Six months
ended
March 31,
2003
Cost of goods sold	$348
Research and development	2,269
Selling and marketing	12
General and administrative	2,318

$4,947

Following the Distribution, Mindspeed and Conexant each provide certain services to the other under the Transition Services Agreement. Mindspeed also leases its headquarters and principal design center in Newport Beach, California from Conexant under the Sublease. The cost of such services and rent totaled $2.5 million for the six months ended March 31, 2004.

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

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 58% and 52% of our revenues for fiscal 2003 and the first six months of fiscal 2004, respectively. For fiscal 2003, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 22% and 12% of our net revenues; for the first six months of fiscal 2004, distributors Avnet and RTI Industries Company Ltd. and OEM Cisco Systems, Inc. accounted for 17%, 11% and 12%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 15% and 20% of our net revenues for fiscal 2003 and the first six months of fiscal 2004, respectively, and that no other OEM customer accounted for 10% or more of our net revenues for these periods. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, represented approximately 60% and 69%, respectively, of our net revenues for fiscal 2003 and the first six months of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

Spin-off from Conexant Systems, Inc.

On June 27, 2003, Conexant completed the distribution to Conexant shareholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant (the Distribution). In the Distribution, each Conexant shareholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the Distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq National Market System under the ticker symbol “MSPD”.

Prior to the Distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance was $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes. In the event we make borrowings under the credit facility, Conexant will be entitled to exercise warrants to purchase a number of shares of our common stock, increasing on a pro rata basis up to approximately 8.3 million shares if the level of borrowings under the credit facility reaches $50 million, at an exercise price based on the lower of the fair market value of our common stock at the time of the Distribution or the time of the borrowing. We also issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. We entered into Registration

Rights Agreements with Conexant under which we registered with the Securities and Exchange Commission the sale of the warrants and the underlying shares of our common stock. In connection with the Distribution, we and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003

Net revenues	$30.8	68%	$18.3	$57.5	49%	$38.6

For the first six months of fiscal 2004, the increase in our revenues compared to the similar fiscal 2003 period principally reflects higher sales volumes in our multiservice access processor, ATM/MPLS network processor and T/E carrier product families. In particular, we experienced sharply increased demand for our multiservice access voice-over-IP solutions used in carrier infrastructure applications. We also saw continued strong demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. Our T/E carrier products benefited from higher demand for our DS3/E3 products for use in next-generation optical networking equipment designed to increase the capacity, flexibility and speed of metropolitan area networks. We also experienced modestly higher sales volumes in our high-performance analog products. These increases were partially offset by lower shipments of our digital subscriber line (DSL) transceivers and the effect of our divestiture of the NetPlane Systems, Inc. software business in January 2003.

The increase in our revenues for the second quarter of fiscal 2004 compared to the similar fiscal 2003 period principally reflects higher sales volumes in our multiservice access processor products as a result of sharply increased demand for our multiservice access voice-over-IP solutions used in carrier infrastructure applications. Sales volumes were also higher in our ATM/MPLS network processor and our T/E carrier product families. These increases were partially offset by lower sales volume in our high-performance analog products, principally in our crosspoint switches for use in storage applications.

Gross Margin

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003

Gross margin	$22.9	81%	$12.7	$41.5	55%	$26.8
Percent of net revenues	74%		69%	72%		69%

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

Our gross margin for the first six months of fiscal 2004 compared to the similar fiscal 2003 period reflects the 49% increase in revenues and the favorable impact of the cost reduction actions we took during fiscal 2003. For the first six months of fiscal 2004 and 2003, our gross margin also benefited from the sale of inventories with an original cost of $3.8 million and $2.6 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our gross margin for the first six months of fiscal 2004 would have been $37.7 million (66% of our net revenues) compared to $24.2 million (63% of our net revenues) for the first six months of fiscal 2003.

For the second quarter of fiscal 2004 and 2003, our gross margin benefited from the sale of inventories with an original cost of $2.8 million and $1.1 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. Had we not previously written down the cost basis of these goods, our gross margin for the second quarter of fiscal 2004 would have been $20.1 million (65% of our net revenues) compared to $11.6 million (63% of our net revenues) for the fiscal 2003 second quarter.

In fiscal 2001, we recorded an aggregate of $83.5 million of inventory write-downs, reducing the cost basis of the affected inventories to zero. The fiscal 2001 inventory write-downs resulted from the sharply reduced end-customer demand for network infrastructure equipment during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders beginning in the fiscal 2001 first quarter. Our fiscal 2001 second quarter revenues decreased 51% compared with the immediately preceding quarter. The reduced global demand for our products became more pronounced in the third and fourth quarters of fiscal 2001, and we experienced further sequential decreases in our quarterly revenues of 56% and 39%, respectively, in those periods. As a result of our ongoing assessment of the recoverability of our inventories, we recorded inventory write-downs of $10.9 million, $51.7 million and $20.9 million in the first, second and third quarters of fiscal 2001, respectively. The inventories written down in fiscal 2001 principally consisted of multiservice access processors and DSL transceivers.

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

From the time of the fiscal 2001 inventory write-downs through March 31, 2004, we scrapped a portion of these inventories having an original cost of $34.3 million and sold a portion of these inventories with an original cost of $12.6 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of March 31, 2004, we continued to hold inventories with an original cost of $36.6 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003
Research and development	$20.1	(23)%	$26.2	$40.5	(29)%	$57.3
Percent of net revenues	65%		143%	71%		149%

Our research and development (R&D) expenses consist principally of direct personnel costs, electronic design automation tools, photomask development and pre-production evaluation and test costs. During fiscal 2003, we closed design centers in San Jose, California and Bristol, United Kingdom and we completed the divestiture of our NetPlane Systems business. The decrease in R&D expenses for the second quarter and first six months of fiscal 2004 compared to the similar fiscal 2003 periods primarily reflects lower headcount and personnel-related costs resulting from these expense reduction actions.

Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003
Selling, general and administrative	$10.9	(18)%	$13.3	$22.9	(10)%	$25.5
Percent of net revenues	35%		73%	40%		66%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. Our SG&A expenses for the second quarter and first six months of fiscal 2004 compared to the similar fiscal 2003 periods reflect the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions, partially offset by increased selling costs and public company costs.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003
Amortization of intangible assets	$12.6	3%	$12.3	$25.1	(5)%	$26.5
Percent of net revenues	41%		67%	44%		69%

The increase in amortization of intangible assets for the second quarter of fiscal 2004 compared to the similar fiscal 2003 period resulted from fluctuations in foreign currency exchange rates. The lower amortization expenses in the first six months of fiscal 2004 compared to the similar fiscal 2003 period principally reflects the lower balance of intangible assets in the fiscal 2004 period. During the second quarter of fiscal 2003, we recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to our HotRail, Inc. subsidiary. We expect that amortization of intangible assets will total approximately $50.4 million for fiscal 2004.

Special Charges

     Special charges consist of the following:

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003

Asset impairments	$—	nm	$20.5	$—	nm	$20.7
Restructuring charges	0.4	nm	4.0	0.4	nm	7.6
Other special charges	—	nm	(9.1)	—	nm	(9.1)

	$0.4	nm	$15.4	$0.4	nm	$19.2

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

As of March 31, 2004, the cost reduction actions under our restructuring plans are substantially complete. Through March 31, 2004, we have paid an aggregate of $34.1 million in connection with our fiscal 2001, 2002 and 2003 restructuring plans and we have an aggregate remaining accrued restructuring balance of $5.7 million. We expect to pay the amounts accrued for the workforce reductions during fiscal 2004 and we expect to pay the obligations for the non-cancelable leases and other contractual commitments over their respective terms, which expire at various dates through fiscal 2008. Cash payments to complete the restructuring actions will be funded from available cash balances and funds from product sales, and are not expected to impact significantly our liquidity.

Other Special Charges

Other special charges for the second quarter and first six months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane.

Other Income (Expense), Net

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2004	Change	2003	2004	Change	2003

Other income (expense), net	$0.1	nm	$(0.1)	$0.3	nm	$(0.2)
Percent of net revenues	—%		(1)%	1%		—%

Other income (expense), net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The increase in other income (expense) for the second quarter and first six months of fiscal 2004 compared to the similar fiscal 2003 periods principally reflects higher interest income resulting from larger invested cash balances.

Provision for Income Taxes

Our provision for income taxes for the second quarter and first six months of fiscal 2004 and 2003 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2003 and the first six months of fiscal 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2004 will principally consist of income taxes related to our foreign operations.

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

Liquidity and Capital Resources

Cash used in operating activities was $28.3 million for the first six months of fiscal 2004 compared to $69.0 million for the first six months of fiscal 2003. Operating cash flows for the first six months of fiscal 2004 reflect our net loss of $47.6 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $32.5 million, and net working capital increases of approximately $13.2 million. Before the effect of working capital changes, cash used in operations was $15.1 million for the first six months of fiscal 2004, compared to $55.2 million for the first six months of fiscal 2003.

The net working capital increases for the first six months of fiscal 2004 consist principally of a $7.3 million increase in inventories resulting from our decision to increase inventory levels to satisfy anticipated customer demand. The net working capital increases also include a $3.9 million increase in accounts receivable due to higher quarterly sales and a $4.2 million decrease in accounts payable, accrued expenses and other current liabilities, principally related to the timing of vendor payments and the payment of restructuring costs. These working capital increases were partially offset by a $1.7 million increase in deferred revenues resulting from higher levels of inventory held by certain of our distributor customers.

Cash used in investing activities for the first six months of fiscal 2004 consisted of capital expenditures of $3.1 million, including $0.8 million representing the cost of photomask sets for new products. These amounts were partially offset by proceeds from sales of assets of $0.1 million. Cash provided by investing activities for the first six months of fiscal 2003 consisted of proceeds from sales of assets of $9.2 million, partially offset by capital expenditures of $2.4 million.

Cash provided by financing activities for the first six months of fiscal 2004 consisted of proceeds of $10.9 million from the exercise of stock options and warrants, partially offset by costs paid in connection with the credit facility with Conexant. Cash provided by financing activities for the first six months of fiscal 2003 consisted of net transfers from Conexant of $64.3 million for working capital purposes.

In connection with the Distribution, we entered into a Credit Agreement with Conexant, under which we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise warrants to purchase a number of shares of our common stock, increasing on a pro rata basis up to approximately 8.3 million shares if the level of borrowings under the credit facility reaches $50 million, at an exercise price based on the lower of the fair market value of our common stock at the time of the Distribution or the time of the borrowing. As of March 31, 2004, we had made no borrowings under the credit facility.

During the past three fiscal years, we reduced our capital expenditures and implemented a number of expense reduction initiatives to improve our operating cost structure. These expense reduction initiatives, together with the revenue growth we experienced over the past four quarters, have significantly reduced our operating losses and our net cash “burn” (the sum of our net cash used in operating activities and net cash used in investing activities) compared to fiscal 2002 and 2003 levels. For the second quarter of fiscal 2004, our net cash burn was $13.8 million compared to $41.5 million in the fiscal 2003 first quarter. However, in order to return to profitability or to generate positive cash flows from our operations we must achieve significant additional revenue growth, and we expect to continue to incur significant operating losses in the near term.

Our principal sources of liquidity are our existing cash balances, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at March 31, 2004 totaled $59.6 million and our working capital at March 31, 2004 was $63.6 million.

We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to launch anticipated new products and to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional financing by issuing debt, equity or equity-based securities, including additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

We lease our facilities and certain equipment under non-cancelable operating leases, including the Sublease with Conexant. The leases expire at various dates through fiscal 2008 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. Rent payable under the Sublease is a prorated portion of Conexant’s actual costs. The leases generally contain renewal provisions for varying periods of time. As of March 31, 2004, we had no long-term debt, capital lease obligations or long-term purchase obligations. The following table summarizes the future payments we are required to make under contractual obligations as of March 31, 2004:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Operating leases	$29.1	$8.6	$13.8	$6.7	$—

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies used in preparation of our financial statements are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” on pages 30-31 of our Annual Report on Form 10-K for the year ended September 30, 2003. There have been no significant changes in our critical accounting policies during the six months ended March 31, 2004.

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

We incurred a net loss of $47.6 million in the first six months of fiscal 2004 compared to a net loss of $675.3 million ($102.2 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in the first six months of fiscal 2003. We incurred net losses of $750.4 million in fiscal 2003 and $668.3 million in fiscal 2002. We expect that we will continue to incur significant operating losses in the near term.

In order to return to profitability or to generate positive cash flows from our operations we must achieve significant additional revenue growth. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on capital spending levels of communications service providers. Although our expense reduction and restructuring initiatives have significantly reduced our operating costs, expense reductions alone, without additional revenue growth, will not return us to profitability. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first six months of fiscal 2004, our net cash “burn” (the sum of our net cash used in operating activities and net cash used in investing activities) was $31.4 million. For fiscal 2003, our net cash burn was $119.6 million. Prior to the Distribution, we relied on funding from Conexant together with cash generated from product sales to fund our cash requirements. Our principal sources of liquidity are our existing cash balances (approximately $59.6 million as of March 31, 2004), cash generated from product sales and available borrowings under a $50 million credit facility with Conexant. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

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

If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products and we could be subject to claims for damages by our customers or others against us. These costs or damages could have a material adverse effect on our financial condition and results of operations.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 58% and 52% of our net revenues for fiscal 2003 and the first six months of fiscal 2004, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which may be subject to dramatic changes and is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. In fiscal 2001 we recorded $83.5 million of inventory write-downs as a result of the sharply reduced end-customer demand for our products during that period.

We are subject to the risks of doing business internationally.

For fiscal 2003 and the first six months of fiscal 2004, approximately 60% and 69%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Conexant holds warrants to acquire 30 million shares of our common stock, exercisable on or after June 27, 2004, representing approximately 20 percent of our outstanding common stock on a fully diluted basis. Conexant also holds warrants to acquire up to approximately 8.3 million shares of our common stock, some or all of which will become exercisable in the event we borrow under the credit facility provided by Conexant. When the warrants become exercisable the underlying shares of our common stock may be acquired and sold. Moreover, the warrants may be transferred or sold at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

Some of our directors and executive officers may have potential conflicts of interest because of their positions with Conexant or their ownership of Conexant common stock.

Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and the former chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service as both a director of ours and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the credit facility provided to us by Conexant or the warrants to purchase our common stock issued to Conexant, or under the other agreements entered into between us and Conexant in connection with the Distribution.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2004, the carrying value of our cash and cash equivalents approximates fair value.

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2004, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of March 31, 2004 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on February 26, 2004 in Irvine, California. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:`

	Number of shares
	Voted For	Withheld
Election of directors:
Donald R. Beall	70,554,855	15,336,133
Jerre Stead	81,588,565	4,302,423

	Number of shares
	Voted For	Voted Against	Abstentions
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors	85,002,316	630,288	258,384

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Bylaws of the Company, as amended.

3.2	Amendment to the Bylaws of the Company adopted by the Board of Directors of the Company on May 6, 2004.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K dated January 28, 2004, furnishing the Company’s press release dated January 28, 2004, announcing its financial results for the quarter ended December 31, 2003. (Item 12)

Current Report on Form 8-K dated April 19, 2004, furnishing the Company’s press release dated April 19, 2004, announcing its financial results for the quarter ended March 31, 2004. (Item 12)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2004	By	/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial officer)

EXHIBIT INDEX

3.1	Bylaws of the Company, as amended.
3.2	Amendment to the Bylaws of the Company adopted by the Board of Directors of the Company on May 6, 2004.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.