Form 10-Q
period 2004-06-30
MINDSPEED TECHNOLOGIES, INC
filed 2004-08-12
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004*

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of registrant’s common stock outstanding as of July 30, 2004 was 100,345,585.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2004 period relate to the actual fiscal third quarter ended July 2, 2004.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements relating to future results of Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “expect”, “anticipate”, “outlook”, “could”, “target”, “project”, “intend”, “plan”, “believe”, “seek”, “estimate”, “should”, “may”, “assume”, “continue”, variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results, and actual events that occur, may differ materially from those projected in any forward-looking statement as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: market demand for our new and existing products; availability of capital needed for our business; our ability to reduce our cash consumption; successful development and introduction of new products; obtaining design wins and developing revenues from them; pricing pressures and other competitive factors; order and shipment uncertainty; fluctuations in manufacturing yields; product defects; intellectual property infringement claims by others and the ability to protect our intellectual property; our ability to maintain operating expenses within anticipated levels; and the ability to attract and retain qualified personnel, as well as other risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed Technologies® is a registered trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$54,753	$80,121
Receivables, net of allowance of $626 and $932 at June 30, 2004 and September 30, 2003, respectively	18,375	11,652
Inventories	11,893	4,035
Other current assets	5,476	7,926

Total current assets	90,497	103,734
Property, plant and equipment, net	21,929	26,612
Intangible assets, net	33,036	69,867
Other assets	2,916	3,676

Total assets	$148,378	$203,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,202	$8,110
Deferred revenue	4,380	3,173
Accrued compensation and benefits	10,993	8,424
Restructuring	2,937	7,273
Other current liabilities	2,983	4,971

Total current liabilities	30,495	31,951
Other liabilities	3,506	4,804

Total liabilities	34,001	36,755

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 99,779 and 93,545 shares issued at June 30, 2004 and September 30, 2003, respectively	998	935
Additional paid-in capital	229,384	215,518
Accumulated deficit	(99,883)	(32,176)
Accumulated other comprehensive loss	(16,015)	(16,959)
Unearned compensation	(107)	(184)

Total shareholders’ equity	114,377	167,134

Total liabilities and shareholders’ equity	$148,378	$203,889

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$35,360	$20,153	$92,856	$58,719
Cost of goods sold	10,155	6,454	26,182	18,250

Gross margin	25,205	13,699	66,674	40,469
Operating expenses:
Research and development	19,095	26,251	59,639	83,593
Selling, general and administrative	12,744	12,418	35,617	37,872
Amortization of intangible assets	12,609	12,349	37,716	38,871
Special charges	—	6,019	387	25,257

Total operating expenses	44,448	57,037	133,359	185,593

Operating loss	(19,243)	(43,338)	(66,685)	(145,124)
Other income (expense), net	(82)	658	267	501

Loss before income taxes	(19,325)	(42,680)	(66,418)	(144,623)
Provision for income taxes	816	202	1,289	462

Loss before cumulative effect of accounting change	(20,141)	(42,882)	(67,707)	(145,085)
Cumulative effect of change in accounting for goodwill	—	—	—	(573,184)

Net loss	$(20,141)	$(42,882)	$(67,707)	$(718,269)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.20)	$(0.48)	$(0.69)	$(1.63)
Cumulative effect of change in accounting for goodwill	—	—	—	(6.44)

Net loss	$(0.20)	$(0.48)	$(0.69)	$(8.07)

Weighted-average number of shares used in per share computation	99,467	89,496	97,440	88,972

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(67,707)	$(718,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	—	573,184
Depreciation	8,605	11,451
Amortization of intangible assets	37,716	38,871
Asset impairments	—	22,594
Provision for losses on accounts receivable	(119)	(282)
Inventory provisions	2,805	464
Other non-cash items, net	257	(8,176)
Changes in assets and liabilities:
Receivables	(6,604)	727
Inventories	(10,663)	(647)
Accounts payable	1,092	(5,684)
Deferred revenue	1,207	(4,331)
Accrued expenses and other current liabilities	(1,731)	(11,997)
Other	1,892	1,746

Net cash used in operating activities	(33,250)	(100,349)

Cash flows from investing activities
Capital expenditures	(3,935)	(3,421)
Sales of assets	54	9,292

Net cash provided by (used in) investing activities	(3,881)	5,871

Cash flows from financing activities
Proceeds from exercise of options and warrants	11,827	—
Deferred financing costs	(64)	—
Net transfers and advances from Conexant	—	188,678

Net cash provided by financing activities	11,763	188,678

Net increase (decrease) in cash and cash equivalents	(25,368)	94,200
Cash and cash equivalents at beginning of period	80,121	7,269

Cash and cash equivalents at end of period	$54,753	$101,469

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

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. Conexant and Mindspeed also entered into a Credit Agreement, pursuant to which Mindspeed may borrow up to $50 million for working capital and general corporate purposes. In connection with the Distribution, Mindspeed and Conexant entered into a number of ancillary agreements, including an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement, Registration Rights Agreements and a Sublease.

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Fiscal Periods – For presentation purposes, references made to the three months and nine months ended June 30, 2004 and 2003 relate to the actual fiscal 2004 third quarter and nine months ended July 2, 2004 and the actual fiscal 2003 third quarter and nine months ended June 27, 2003, respectively.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(20,141)	$(42,882)	$(67,707)	$(718,269)
Stock-based employee compensation expense determined under the fair value method	5,292	5,537	21,383	28,974

Pro forma net loss	$(25,433)	$(48,419)	$(89,090)	$(747,243)

Net loss per share, basic and diluted
As reported	$(0.20)	$(0.48)	$(0.69)	$(8.07)

Pro forma	$(0.26)	$(0.54)	$(0.91)	$(8.40)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for the nine months ended June 30, 2004, compared with the similar fiscal 2003 period, reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested.

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

During fiscal 2003, the Company completed the transition impairment test of its goodwill (as of the beginning of fiscal 2003) required by SFAS 142. The Company consists of one reporting unit (as defined in SFAS 142) and for purposes of the impairment test, its fair value was determined considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, the Company recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprised the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for the Mindspeed business.

Supplemental Cash Flow Information – The Company paid no interest for the nine months ended June 30, 2004 and 2003. Income taxes paid, net of refunds received, for the nine months ended June 30, 2004 and 2003 were $0.2 million and $0.3 million, respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2004	2003
Work-in-process	$6,466	$2,575
Finished goods	5,427	1,460

	$11,893	$4,035

Goodwill

During fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Goodwill was adjusted as follows (in thousands):

Goodwill, September 30, 2002	$568,900
Assembled workforce reclassified to goodwill	4,284
Transition impairment loss	(573,184)

Goodwill, June 30, 2003	$—

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2004		September 30, 2003
	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization
Developed technology	$229,097	$(199,772)	$225,663	$(163,765)
Customer base	28,132	(24,591)	27,515	(19,911)
Other intangible assets	10,847	(10,677)	10,406	(10,041)

	$268,076	$(235,040)	$263,584	$(193,717)

The increases in the gross amounts of intangible assets as of June 30, 2004, as compared with September 30, 2003, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over a weighted-average period of approximately five years. Annual amortization expense by fiscal years is expected to be as follows (in thousands):

	2004	2005
Amortization expense	$50,336	$20,416

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(20,141)	$(42,882)	$(67,707)	$(718,269)
Foreign currency translation adjustments	(21)	721	944	817

Comprehensive loss	$(20,162)	$(42,161)	$(66,763)	$(717,452)

The balance of accumulated other comprehensive loss at June 30, 2004 and September 30, 2003 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	$11,451	$10,305	$36,241	$31,779
Asia-Pacific	18,043	7,614	42,334	18,239
Europe, Middle East and Africa	5,866	2,234	14,281	8,701

	$35,360	$20,153	$92,856	$58,719

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe. The following direct customers accounted for 10% or more of net revenues:

	Nine months ended
	June 30,
	2004	2003
Customer A	16%	25%
Customer B	13%	7%

3. Guarantees and Indemnities

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

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or have been asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Asset impairments	$—	$1,929	$—	$22,594
Restructuring charges	—	4,090	387	11,702
Other special charges	—	—	—	(9,039)

	$—	$6,019	$387	$25,257

Asset Impairments

During the first nine months of fiscal 2003, the Company recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to its HotRail subsidiary. In January 2003, the Company decided to close the HotRail design center and to curtail investment in selected associated products. Management evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows were less than the carrying value (approximately $27.4 million) of the related assets, management determined that the value of such assets was impaired. The Company recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

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

Mindspeed Strategic Restructuring Plan — During the third quarter of fiscal 2002, the Company announced a number of expense reduction and restructuring initiatives intended to reduce further its operating cost structure and focus its research and development spending on products for the network infrastructure market segments it believes offer the most attractive near-term growth prospects. These actions included the elimination of research and development spending in high-end optical networking applications, the closure of Novanet Semiconductor Ltd., the divestiture of the NetPlane Systems, Inc. software business and a reduction of support services spending, in total reducing the Company’s workforce by over 400 employees. During fiscal 2002, the Company terminated approximately 280 of such employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced the Company’s workforce throughout its operations. In addition, during fiscal 2002 the Company recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities, including lease cancellation and related costs.

During the first quarter of fiscal 2003, the Company implemented an additional workforce reduction affecting approximately 80 employees and closed its design center in Bristol, England. The Company recorded additional

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under facility leases and license obligations for the purchase of design tools that the Company determined would not be used in the future. During the first quarter of fiscal 2003, the Company substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through June 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(4,844)	(4,844)

Restructuring balance, June 30, 2004	$—	$4,271	$4,271

Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for this plan included an aggregate of $4.8 million of severance benefits paid to the affected employees. In addition, restructuring charges for this plan also included $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through June 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(877)	(293)	(1,170)

Restructuring balance, June 30, 2004	$130	$820	$950

Other Restructuring Plans — All restructuring charges and payments relating to three additional restructuring plans initiated in fiscal years 2001 and 2002 were completed prior to September 30, 2003. During the first nine months of fiscal 2003, the Company reversed $0.3 million of previously accrued costs upon the resolution of its liabilities for severance benefits and lease costs payable under these plans.

Through June 30, 2004, the Company paid an aggregate of $34.6 million in connection with its restructuring plans and has a remaining accrued restructuring balance totaling $5.2 million (including $2.3 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.

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

Nine months
ended
June 30,
2003
Balance at beginning of period	$470,056
Cash collected by Conexant on behalf of Mindspeed	(59,213)
Purchases from Conexant	25
Capital expenditures	3,421
Expenses allocated from Conexant	7,257
Amounts paid by Conexant on behalf of Mindspeed	141,928
Contribution of assets in the spin-off	97,150

Net transfers from Conexant	190,568

Balance at end of period	$660,624

Average balance	$565,340

Expenses allocated from Conexant included in the accompanying consolidated condensed statements of operations (principally representing services provided by Conexant and facility rent) are as follows (in thousands):

Nine months
ended
June 30,
2003
Cost of goods sold	$491
Research and development	3,294
Selling and marketing	2
General and administrative	3,470

$7,257

Following the Distribution, Mindspeed and Conexant each provide certain services to the other under the Transition Services Agreement. Mindspeed also leases its headquarters and principal design center in Newport Beach, California from Conexant under the Sublease. The cost of such services and rent totaled $3.6 million for the nine months ended June 30, 2004.

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

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 58% and 54% of our revenues for fiscal 2003 and the first nine months of fiscal 2004, respectively.

For fiscal 2003, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 22% and 12% of our net revenues; for the first nine months of fiscal 2004, distributors Avnet and RTI Industries Company Ltd. accounted for 16% and 13%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that OEM Cisco Systems, Inc. accounted for approximately 15% of our net revenues for fiscal 2003; for the first nine months of fiscal 2004, OEMs Cisco and Huawei Technologies Co. Ltd. accounted for 19% and 11%, respectively, of our net revenues. We believe that no other OEM customer accounted for 10% or more of our net revenues for these periods.

Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, represented approximately 60% and 70%, respectively, of our net revenues for fiscal 2003 and the first nine months of fiscal 2004. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

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

Prior to the Distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the Distribution, Conexant contributed to us cash in an amount such that at the time of the Distribution our cash balance was $100 million. We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes. In the event we make borrowings under the credit facility, Conexant will be entitled to exercise warrants to purchase a number of shares of our common stock, increasing on a pro rata basis up to approximately 8.3 million shares if the level of borrowings under the credit facility reaches $50 million, at an exercise price based on the lower of the fair market value of our common stock at the time of the Distribution or the time of the borrowing. We also issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. We entered into Registration Rights Agreements with Conexant under which we registered with the Securities and Exchange Commission the sale of the warrants and the underlying shares of our common stock. In connection with the Distribution, we and Conexant entered into a number of ancillary agreements, including an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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

The following table summarizes our net revenues:

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Net revenues	$35.4	75%	$20.2	$92.9	58%	$58.7

For the first nine months of fiscal 2004, the increase in our revenues compared to the similar fiscal 2003 period reflects higher sales volumes in each of our four product families, led by our multiservice access processor products and our T/E carrier products. We experienced sharply increased demand for our multiservice access voice-over-IP solutions used in carrier infrastructure applications. Our T/E carrier products benefited from higher demand for our T/E transmission and synchronous optical networking (SONET) solutions, including our DS3/E3 products and high-level data link channel (HDLC) protocol controllers. OEMs use these devices in next-generation networking equipment designed to increase the capacity, flexibility and speed of metropolitan area networks. We also experienced increased demand, in comparison to fiscal 2003 levels, for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. Our high-performance analog products benefited from continued demand for our physical media dependent (PMD) devices from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks. These increases were partially offset by the effect of our divestiture of the NetPlane Systems, Inc. software business in January 2003.

The increase in our revenues for the third quarter of fiscal 2004 compared to the similar fiscal 2003 period principally reflects continued strong demand for our multiservice access processor products and T/E carrier products, principally our HDLC controllers and T1/E1 products. Third quarter fiscal 2004 revenues also reflect significantly higher sales of our high-performance analog products resulting from increased demand for fiber-to-the-premise, storage and metropolitan area networking applications. These increases were partially offset by modestly lower sales volume in our ATM/MPLS network processor products, which were adversely affected by a build-up of inventories held by certain customers.

Gross Margin

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Gross margin	$25.2	84%	$13.7	$66.7	65%	$40.5
Percent of net revenues	71%		68%	72%		69%

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

Our gross margin for the first nine months of fiscal 2004 compared to the similar fiscal 2003 period reflects the 65% increase in revenues and the favorable impact of the cost reduction actions we took during fiscal 2003. For the first nine months of fiscal 2004 and 2003, our gross margin also benefited from the sale of inventories with an original cost of $6.3 million and $3.1 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. Had we not previously written down the cost basis of these goods, our gross margin for the first nine months of fiscal 2004 would have been $60.4 million (65% of our net revenues) compared to $37.4 million (64% of our net revenues) for the first nine months of fiscal 2003.

For the third quarter of fiscal 2004 and 2003, our gross margin benefited from the sale of inventories with an original cost of $2.5 million and $0.5 million, respectively, that we had written down to a zero cost basis during fiscal year 2001. Had we not previously written down the cost basis of these goods, our gross margin for the third quarter of fiscal 2004 would have been $22.7 million (64% of our net revenues) compared to $13.2 million (65% of our net revenues) for the fiscal 2003 third quarter.

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

From the time of the fiscal 2001 inventory write-downs through June 30, 2004, we scrapped a portion of these inventories having an original cost of $35.1 million and sold a portion of these inventories with an original cost of $15.1 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of June 30, 2004, we continued to hold inventories with an original cost of $33.3 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Research and development	$19.1	(27)%	$26.3	$59.6	(29)%	$83.6
Percent of net revenues	54%		130%	64%		142%

Our research and development (R&D) expenses consist principally of direct personnel costs, electronic design automation tools, photomask development and pre-production evaluation and test costs. During fiscal 2003, we closed design centers in San Jose, California and Bristol, United Kingdom and we completed the divestiture of our NetPlane Systems business. The decrease in R&D expenses for the third quarter and first nine months of fiscal 2004 compared to the similar fiscal 2003 periods primarily reflects lower headcount and personnel-related costs resulting from these expense reduction actions. R&D expenses for the fiscal 2004 third quarter compared to the similar fiscal 2003 period also reflects lower costs for photomask development, materials and supplies.

Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Selling, general and administrative	$12.7	3%	$12.4	$35.6	(6)%	$37.9
Percent of net revenues	36%		62%	38%		64%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. Our SG&A expenses for the third quarter and first nine months of fiscal 2004 compared to the similar fiscal 2003 periods reflect the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions, partially offset by increased selling costs and public company costs. In addition, SG&A expenses for fiscal 2004 periods include employee separation costs of $630,000 for severance benefits payable to certain former officers of the company as a result of organizational changes.

Amortization of Intangible Assets

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Amortization of intangible assets	$12.6	2%	$12.3	$37.7	(3)%	$38.9
Percent of net revenues	36%		61%	41%		66%

The increase in amortization of intangible assets for the third quarter of fiscal 2004 compared to the similar fiscal 2003 period resulted from fluctuations in foreign currency exchange rates. The lower amortization expenses in the first nine months of fiscal 2004 compared to the similar fiscal 2003 period principally reflects the lower balance of intangible assets in the fiscal 2004 period. During the second quarter of fiscal 2003, we recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to our HotRail, Inc. subsidiary. We amortize intangible assets on a straight-line basis over estimated lives that extend through various dates in second and third quarters of fiscal 2005. Unless earlier impairment is required, we expect that amortization of intangible assets will total approximately $50.3 million for fiscal 2004 and $20.4 million for fiscal 2005.

Special Charges

Special charges consist of the following:

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Asset impairments	$—	nm	$1.9	$—	nm	$22.6
Restructuring charges	—	nm	4.1	0.4	nm	11.7
Other special charges	—	nm	—	—	nm	(9.0)

	$—	nm	$6.0	$0.4	nm	$25.3

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

As of June 30, 2004, the cost reduction actions under our restructuring plans are substantially complete. We have an aggregate remaining accrued restructuring balance of $5.2 million, principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales, and are not expected to impact significantly our liquidity.

Other Special Charges

Other special charges for the first nine months of fiscal 2003 principally consist of a $9.0 million gain on the sale of the assets of NetPlane.

Other Income (Expense), Net

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2004	Change	2003	2004	Change	2003
Other income (expense), net	$(0.1)	nm	$0.7	$0.3	nm	$0.5
Percent of net revenues	—%		3%	—%		1%

Other income (expense), net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The decreases in other income (expense) for the third quarter and first nine months of fiscal 2004 compared to the similar fiscal 2003 periods principally resulted from lower foreign exchange gains in the fiscal 2004 periods, partially offset by higher interest income resulting from larger invested cash balances.

Provision for Income Taxes

Our provision for income taxes for the third quarter and first nine months of fiscal 2004 and 2003 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2003 and the first nine months of fiscal 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2004 will principally consist of income taxes related to our foreign operations.

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

Liquidity and Capital Resources

Cash used in operating activities was $33.3 million for the first nine months of fiscal 2004 compared to $100.3 million for the first nine months of fiscal 2003. Operating cash flows for the first nine months of fiscal 2004 reflect our net loss of $67.7 million, partially offset by non-cash charges (depreciation and amortization, inventory provisions and other) of $49.3 million, and net working capital increases of approximately $14.8 million.

The net working capital increases for the first nine months of fiscal 2004 consist principally of a $10.7 million increase in inventories resulting from our decision to increase inventory levels to satisfy anticipated customer demand. The net working capital increases also include a $6.6 million increase in accounts receivable due to higher quarterly sales. These working capital increases were partially offset by increases in accounts payable and deferred revenues and other working capital changes.

Cash used in investing activities for the first nine months of fiscal 2004 principally consisted of capital expenditures of $3.9 million, including $0.8 million representing the cost of photomask sets for new products. Cash provided by investing activities for the first nine months of fiscal 2003 consisted of proceeds from sales of assets of $9.3 million, partially offset by capital expenditures of $3.4 million.

Cash provided by financing activities for the first nine months of fiscal 2004 consisted of proceeds of $11.8 million from the exercise of stock options and warrants, partially offset by costs paid in connection with the credit facility with Conexant. Cash provided by financing activities for the first nine months of fiscal 2003 consisted of net transfers from Conexant of $188.7 million. The net transfers from Conexant consisted of $91.7 million for working capital purposes and a $97.0 million pre-Distribution cash contribution required under the Distribution Agreement.

In connection with the Distribution, we entered into a Credit Agreement with Conexant, under which we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, sales of assets, incurrence of indebtedness and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise warrants to purchase a number of shares of our common stock, increasing on a pro rata basis up to approximately 8.3 million shares if the level of borrowings under the credit facility reaches $50 million, at an exercise price based on the lower of the fair market value of our common stock at the time of the Distribution or the time of the borrowing. As of June 30, 2004, we had made no borrowings under the credit facility.

During the past three fiscal years, we reduced our capital expenditures and implemented a number of expense reduction initiatives to improve our operating cost structure. These expense reduction initiatives, together with the revenue growth we experienced over the past five quarters, have significantly reduced our operating losses and our net cash used in operating activities compared to fiscal 2002 and 2003 levels. For the third quarter of fiscal 2004, our net cash used in operating activities was $5.0 million compared to $31.4 million in the fiscal 2003 third quarter. However, we must achieve significant additional revenue growth in order to return to profitability or to generate positive cash flows from our operations, and we expect to continue to incur significant operating losses in the near term.

Our principal sources of liquidity are our existing cash balances, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at June 30, 2004 totaled $54.8 million and our working capital at June 30, 2004 was $60.0 million.

We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to launch anticipated new products and to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, complete any acquisitions or address any unforeseen shortfall in our working capital, we may seek to obtain additional financing by issuing debt, equity or equity-based securities, including additional shares of our common stock. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

We lease our facilities and certain equipment under non-cancelable operating leases, including the Sublease with Conexant. The leases expire at various dates through fiscal 2008 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. Rent payable under the Sublease is a prorated portion of Conexant’s actual costs. The leases generally contain renewal provisions for varying periods of time. Purchase obligations principally consist of contracts for the purchase of electronic design automation tools. As of June 30, 2004, we had no long-term debt or capital lease obligations. The following table summarizes the future payments we are required to make under contractual obligations as of June 30, 2004:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Operating leases	$26.6	$8.0	$13.4	$5.2	$—
Purchase obligations	6.7	3.7	3.0	—	—

Total	$33.3	$11.7	$16.4	$5.2	$—

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies used in preparation of our financial statements are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” on pages 30-31 of our Annual Report on Form 10-K for the year ended September 30, 2003. There have been no significant changes in our critical accounting policies during the nine months ended June 30, 2004.

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

We incurred a net loss of $67.7 million in the first nine months of fiscal 2004 compared to a net loss of $718.3 million ($145.1 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in the first nine months of fiscal 2003. We incurred net losses of $750.4 million in fiscal 2003 and $668.3 million in fiscal 2002. We expect that we will continue to incur significant operating losses in the near term.

Although we have significantly increased our quarterly revenues and reduced our operating costs, in comparison to fiscal 2002 and 2003 levels, we must achieve significant additional revenue growth in order to return to profitability or to generate positive cash flows from our operations. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on capital spending levels of communications service providers. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first nine months of fiscal 2004, our net cash used in operating activities was $33.3 million. For fiscal 2003, our net cash used in operating activities was $125.6 million. Prior to the Distribution, we relied on funding from Conexant together with cash generated from product sales to fund our cash requirements. Our principal sources of liquidity are our existing cash balances (approximately $54.8 million as of June 30, 2004), cash generated from product sales and available borrowings under a $50 million credit facility with Conexant. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both, to remain viable. We cannot assure you that we will have access to additional sources of capital on favorable terms or at all.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

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

Our operating results are subject to substantial quarterly and annual fluctuations.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 58% and 54% of our net revenues for fiscal 2003 and the first nine months of fiscal 2004, respectively. We routinely purchase inventory based on estimates of end-market demand for our customers’ products, which may be subject to dramatic changes and is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. In fiscal 2001, we recorded $83.5 million of inventory write-downs as a result of the sharply reduced end-customer demand for our products during that period.

We are subject to the risks of doing business internationally.

For fiscal 2003 and the first nine months of fiscal 2004, approximately 60% and 70%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

From time to time we may enter into foreign currency forward exchange contracts to mitigate the risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be affected (adversely or favorably) by currency fluctuations.

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

Conexant holds a warrant to acquire 30 million shares of our common stock, exercisable through June 27, 2013, representing approximately 20 percent of our outstanding common stock on a fully diluted basis. Conexant also holds a warrant to acquire up to approximately 8.3 million shares of our common stock, some or all of which will become exercisable in the event we borrow under the credit facility provided by Conexant. To the extent the warrants are or become exercisable, the underlying shares of our common stock may be acquired and sold. Moreover, the warrants may be transferred or sold at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2004, the carrying value of our cash and cash equivalents approximates fair value.

We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2004, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness, as of June 30, 2004, of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Confidential Severance Agreement and General Release by and between Harry Davoody and Mindspeed Technologies, Inc. *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 19, 2004, furnishing the Company’s press release dated April 19, 2004, announcing its financial results for the quarter ended March 31, 2004. (Item 12)

Current Report on Form 8-K dated July 21, 2004, furnishing the Company’s press release dated July 21, 2004, announcing its financial results for the quarter ended June 30, 2004. (Item 12)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: August 12, 2004	By	/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial officer)

EXHIBIT INDEX

10.1	Confidential Severance Agreement and General Release by and between Harry Davoody and Mindspeed Technologies, Inc. *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.