Form 10-K
period 2004-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2004-12-01
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004*

Commission file number: 000-50499

Mindspeed Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, East Tower Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(949) 579-3000

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(including associated Preferred Share Purchase Rights)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $673.7 million. Shares of voting and non-voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the Registrant’s Common Stock as of October 29, 2004 was 100,723,272.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2004 fiscal year, are incorporated by reference into Part III of this Form 10-K.

*	For presentation purposes of this Form 10-K, references made to the September 30, 2004 period relate to the actual fiscal year ended October 1, 2004.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. Forward-looking statements include statements about our strategies, markets, competitive advantages, growth prospects, fabless business model, anticipated outsourcing by original equipment manufacturers, research and development, restructuring and cost reduction actions, revenues, expenses, profitability and liquidity. Actual results, and actual events that occur, may differ materially from those projected in any forward-looking statement as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to:

•	market demand for our new and existing products;

•	availability and terms of capital needed for our business;

•	our ability to reduce our cash consumption;

•	successful development and introduction of new products;

•	obtaining design wins and developing revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to maintain operating expenses within anticipated levels;

•	the ability to attract and retain qualified personnel; and,

•	other risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission.

      These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

      Mindspeed Technologies® is a registered trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

PART I

Item 1.	Business

      Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment and internet protocol (IP) private branch exchanges (PBXs). Service providers and enterprises use this equipment for the processing, transmission and switching of high-speed voice and data traffic, including advanced services such as voice over Internet protocol (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., Ltd., Nortel Networks, Inc. and Siemens A.G.

      We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. We seek to cultivate close relationships with leading network infrastructure OEMs to understand emerging markets, technologies and standards. We focus our research and development efforts on applications in the segments of the telecommunications network which we believe offer the most attractive growth prospects. Our business is fabless, which means we outsource all of our manufacturing needs, and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products — the highest value-creation elements of our business model.

Spin-off from Conexant Systems, Inc.

      On June 27, 2003, Conexant Systems, Inc. completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant (the distribution). In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq National Market under the ticker symbol “MSPD.”

      Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution.

      We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes. In connection with the Credit Agreement, we issued Conexant a warrant to purchase up to 8.3 million shares of our common stock. The number of shares that may be acquired under the Credit Agreement warrant will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8.3 million shares if the level of borrowings under the credit facility reaches $50 million. The warrant will be exercisable for a period of ten years after the distribution at a price per share equal to the lesser of $3.408 or the fair market value of our common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. We and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Industry Overview

      Communications semiconductor products are a critical part of network infrastructure equipment. Network infrastructure OEMs require advanced communications semiconductor products — such as digital signal processors, transceivers, framers, packet and cell processors and switching solutions — that are highly optimized for the equipment employed by their customers. We seek to provide semiconductor products that enable network infrastructure OEMs to meet the needs of their service provider and enterprise customers in terms of system performance, functionality and time-to-market.

Addressed Markets

      Our semiconductor products are primarily focused on network infrastructure equipment applications in three segments of the broadly defined communications network: enterprise networks; network access service areas; and metropolitan area networks. The type and complexity of network infrastructure equipment used in these segments continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols. We also offer a limited number of products used in wide-area or long-haul networks.

      Enterprise networks include equipment that is deployed primarily in the offices of commercial enterprises for business applications, voice and data communications and access to outside networks. An enterprise network may be comprised of many local area networks, as well as client workstations, centralized database management systems, storage area networks and other components. In enterprise networks, communications semiconductors facilitate the processing and transmission of voice, data and video traffic in converged IP networks that are replacing the traditional separate telephone, data and video conferencing networks. Typical network infrastructure equipment found in enterprise networks that use our products include voice gateways, IP PBXs, storage area network (SAN) routers and director class switches. In addition, a major trend in the broadcast video market is the conversion from standard-definition television to high-definition television (HDTV) services featuring more detailed images and digital surround sound. We have introduced a family of broadcast-video products optimized for high-speed HDTV routing and production switcher applications.

      Network Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network, including network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan area and wide-area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice and data traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks, for example, connecting wireless base station equipment to a wireline network. Typical network infrastructure equipment found at the edge of the network access service area that use our products include remote access concentrators, digital subscriber line (DSL) access multiplexers, voice and media gateways, wireless base stations, digital loop carrier equipment and optical line termination and media converters.

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

      The telecommunications network, including the Internet, has evolved into a complex, hybrid series of digital and optical networks that connect individuals and businesses globally. These new larger bandwidth, data-centric networks integrate voice and data traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, network access, metro and long haul service area boundaries. Network infrastructure OEMs are designing faster, more intelligent and more complex equipment to satisfy the needs of the service providers as they continue to expand their network coverage and service offerings while upgrading and connecting or integrating existing networks of disparate types. In this demanding environment, we believe network infrastructure OEMs select as their strategic partners communications semiconductor suppliers who can deliver advanced products that provide increased functionality, lower total system cost and support for a variety of communications media, operating speeds and protocols.

The Mindspeed Approach

      We believe the breadth of our product portfolio, combined with our expertise in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage in designing and selling our products to leading network infrastructure OEMs.

      We have proven expertise in signal, packet and transmission processing technologies. Signal processing involves both signal conversion and digital signal processing techniques that convert and compress voice, data and video between analog and digital representations. Packet processing involves bundling or segmenting information traffic using standard protocols and enables sharing of transmission bandwidth across a given communication medium. Transmission processing involves the transport and receipt of voice, data and video traffic across copper wire and optical fiber communications media.

      These core technology competencies are critical for developing semiconductor networking solutions that enable the processing, transmission and switching of high-speed voice, data and video traffic, employing multiple communications protocols, across disparate communications networks using copper wire or optical fiber as the transport medium. Our core technology competencies are the foundation for developing our:

•	semiconductor device architectures, including digital signal processors, mixed signal devices and programmable protocol engines, as well as analog signal processing capabilities;

•	highly optimized signal processing algorithms and communications protocols, which we implement in semiconductor devices; and

•	critical software drivers and application software to perform signal, packet and transmission processing tasks.

      We believe the software drivers and application software are an increasingly important part of the semiconductor networking solutions we offer to OEMs.

Increasing Demand for Communications Semiconductors

      We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects for several reasons:

•	We anticipate that demand for network capacity will continue to increase, driven by:

—	Internet user growth;

—	higher network utilization rates; and

—	the popularity of voice over IP (VoIP) and other bandwidth-intensive applications, such as wireless data transfer and video/multimedia applications.

•	We believe that incumbent telecommunications carriers and cable multiple service operators worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce operating costs.

•	In developing countries, we expect that service providers will continue the build-out of telecommunication networks, many of which were previously government owned.

      Moreover, we expect that network infrastructure OEMs will outsource more of their semiconductor component requirements to semiconductor suppliers, allowing the OEMs to reduce their operating cost structure by shifting their focus and investment from internal application specific integrated circuit (ASIC) semiconductor design and development to more strategic systems development.

Strategy

      Our objective is to grow our business and to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key enterprise, network access and metro service area market segments. To achieve this objective, we are pursuing the following strategies:

Focus on Increasing Share in High-Growth, High-Margin Applications

      We have established strong market positions for our products in the enterprise, network access and metro service areas of the telecommunications network. We believe the markets for semiconductor products that address these applications will grow at faster rates than the markets for network infrastructure equipment in general. In addition, products which address applications in the enterprise, network access and metro service areas and perform packet processing, transmission processing and/or signal processing functions typically command higher average selling prices and higher margins, primarily due to their functional complexity and their software content. These two key attributes are expected to make the enterprise, network access and metro service areas the most attractive market segments for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

Expand Strategic Relationships with Industry-Leading Global Network Infrastructure OEMs and Maximize Design Win Share

      We identify and selectively establish strategic relationships with market leaders in the network infrastructure equipment industry to develop next-generation products and, in some cases, customized solutions for their specific needs. We have an extensive history of working closely with our customers’ research and development and marketing teams to understand emerging markets, technologies and standards, and we invest our product development resources in those areas. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our semiconductor products during development of their system-level products, enhance our ability to obtain design wins from those customers and encourage adoption of our technology throughout the industry.

      In North America we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc., Lucent Technologies, Inc., McData Corporation and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Fujitsu Limited, Huawei Technologies Co., Ltd. and Zhongxing Telecom Equipment Corp. (ZTE) in the Asia-Pacific region and Alcatel Data Networks, S.A., Nokia Corporation and Siemens A.G. in Europe.

Capitalize on the Breadth of Our Product Portfolio

      We build on the breadth of our product portfolio of physical-layer devices, together with our signal and packet processing devices and communications software expertise, to increase our share of the silicon content in our customers’ products. We offer a range of complementary products that are optimized to work with each other and provide our customers with complete information receipt, processing and transmission functions. These complementary products allow infrastructure OEMs to source components that provide proven interoperability from a single semiconductor supplier, rather than requiring OEMs to combine and coordinate individual components from multiple vendors. In addition, we offer a family of “linecard-on-a-chip” products that integrate, in a single device, components such as transceivers, framers and mappers, together with the requisite protocol stacks and applications software drivers. These integrated products perform functions typically requiring multiple discrete components. We believe that this strategy of offering both complementary and integrated products increases product performance, speeds time-to-market and lowers the total system cost for our customers.

      The breadth of our product portfolio also provides a competitive advantage for serving network convergence applications such as multiprotocol wireless-to-wireline connectivity. These applications generally require a combination of processing, transmission or switching functionality to move high-speed voice and data traffic using multiple communications protocols across disparate communications networks.

Provide Outstanding Technical Support and Customer Service

      We provide broad-based technical support, including product design support, to our customers through three dedicated teams: field application engineers; product application engineers; and technical marketing personnel. We believe that providing comprehensive service and support is critical to shortening our customers’ design cycles and maintaining a long-term competitive position within the network infrastructure equipment market. We believe that outstanding customer service and support is becoming a more critical competitive tool as leading network infrastructure OEMs reduce the number of their semiconductor component suppliers to a small preferred list.

Products

      We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into four focused product families: high-performance analog products; multiservice access digital signal processor (DSP) products; T/ E carrier products; and asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products. These four product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

High-Performance Analog Products

      Our high-performance analog transmission devices and switching solutions support storage area networking, fiber-to-the-premise and broadcast video, as well as mainstream synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) and packet-over-SONET applications, typically operating at data transmission rates between 155 megabits per second (Mbps) and 2.5 gigabits per second (Gbps). Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers/deserializers, video reclockers, cable drivers and line equalizers. These products serve as the connection between a fiber optic or coaxial cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions, including:

•	conversion of incoming optical signals from fiber optic cables to electrical signals for processing and transport over a wireline medium and vice-versa;

•	conditioning the signal to remove unwanted noise or errors;

•	combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy; and

•	amplifying and equalizing weaker signals as they pass through a particular system’s equipment, media or network.

      Our switching portfolio includes a family of high-speed crosspoint switches capable of switching traffic within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include add-drop multiplexers, high-density IP switches, storage-area routers and optical cross-connect systems. In addition, we recently introduced crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications at rates up to 1.5 Gbps.

Multiservice Access DSP Products

      Our software-configurable multiservice access DSP products serve as bridges for transporting voice, data and video between circuit-switched networks and packet-based networks. Our multiservice access DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of modulation techniques, echo cancellers, speech coders and communications protocols. These products process and translate voice, data and video signals and perform various management and reporting functions that help determine the appropriate amount of bandwidth required for transporting the signals to the next destination. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different services and networks. Supported services include VoIP, voice-over-ATM and voice-over-DSL services, as well as wireline-to-wireless connectivity.

      Our ComcertoTM family of voice-over-packet (VoP) communications processors offers a full range of enterprise and carrier-class voice processing solutions. The high-density members of this family, the Comcerto 600 and Comcerto 700 series processors and related software, provide a complete “system-on-a-chip” solution for carrier-class VoIP and voice-over ATM (VoATM) applications. The Comcerto 600 is capable of handling more than 256 channels of both voice-over-IP and voice-over-ATM traffic, while the Comcerto 700 supports more than 400 channels. Both are targeted for use in digital loop carriers and voice and media gateways designed to bridge wireless, wireline and enterprise networks.

      The Comcerto 500 and 800 series solutions are designed for enterprise voice and data processing applications. The Comcerto 500 series is a silicon “PBX-on-a-chip” which supports all required voice processing functionality for up to 64 channels, including encryption. The Comcerto 800 series enables a new class of “office-in-a-box” systems by combining a high-quality VoP subsystem with a high-performance routing and virtual private network (VPN) engine. The Comcerto 800 series integrates voice processing, packet processing and encryption functionality into a single device for the rapidly growing market for VoP enterprise networks. This product is targeted for use in enterprise voice gateways, IP PBXs and integrated access devices (IADs).

T/ E Carrier Products

      Our T/ E carrier products include physical-layer and link-layer communications device solutions which enable high-speed broadband access. These solutions facilitate the aggregation and transport of voice and data traffic over copper wire or fiber optic cable from the edge of the network to metropolitan and long-haul networks.

      Our T1/ E1, T3/ E3 and SONET carrier devices incorporate high-speed analog, digital and mixed signal circuit technologies and include multi-port framers and line interface units (LIUs) or transceivers for 1.5 Mbps to 155 Mbps data transmission. Framers format data for transmission and extract data at reception, while LIUs condition signals for transmission and reception over multiple media. Our multi-port T3/ E3 LIUs with integrated digital jitter attenuation functionality and our integrated T3/ E3 LIU, mapper, multiplexer/demultiplexer and framing solution are targeted for T/ E carrier to SONET/ SDH network connectivity.

      Our link-layer products include multi-channel, high-level data link channel (HDLC) communications controllers and multi-channel, inverse multiplexing over ATM (IMA) traffic controllers. The IMA protocol enables the aggregation of multiple T1 or DSL lines to deliver higher data rates using existing ATM infrastructure while the HDLC protocol is used for the packetization of data and the transfer of messaging and signaling information across the network.

      These highly integrated, low-power solutions are designed for use in a variety of network equipment including digital loop carriers, digital subscriber line access multiplexers, add-drop multiplexers, central office switches, digital cross-connect systems, multiservice provisioning platforms, voice gateways and wireless base station controllers.

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

Customers

      We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Our top five direct OEM customers for fiscal year 2004 were Alcatel Data Networks, S.A., Cisco Systems, Inc., Fujitsu Limited, Lucent Technologies Inc. and Sonus Networks, Inc. While our direct sales to these customers accounted for a total of approximately 12% of our fiscal 2004 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 20% of our fiscal 2004 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2004 also included ADC Telecommunications, Inc., Huawei Technologies Co., Ltd., McData Corporation, Nortel Networks, Inc. and Siemens A.G. Sales to distributors accounted for approximately 53% of our revenues for fiscal 2004. For fiscal 2004, distributors Avnet, Inc. and RTI Industries Company Ltd. accounted for 16% and 12%, respectively, of our net revenues; no other direct customer accounted for 10% or more of our net revenues. Revenues derived from customers located in the Americas, Europe, and the Asia-Pacific region were 40%, 15% and 45%, respectively, of our total revenues for fiscal year 2004. See Note 13 of Notes to Consolidated Financial Statements.

Sales, Marketing and Technical Support

      We have a worldwide sales, marketing and technical support organization comprised of approximately 120 employees as of October 29, 2004, located in 6 domestic and 10 international sales locations. Our marketing, sales and field applications engineering teams, augmented by 19 electronic component distributors and 19 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Operations and Manufacturing

      We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die. Our primary foundry supplier for specialty process requirements is Jazz Semiconductor, Inc. We use several other suppliers for wafers used in older or low-volume products. We believe that the raw materials, parts and supplies required by our foundry suppliers are generally available at present and will be available in the foreseeable future.

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

      Our principal competitors are Agere Systems, Inc., Applied Micro Circuits Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Gennum Corporation, Exar Corporation, Freescale Semiconductor, Inc., Infineon Technologies A.G., Integrated Device Technology, Inc., Intel Corporation, Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.

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

      As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be more able to respond to the cyclical fluctuations or downturns that affect the semiconductor industry from time to time. Moreover, we have recently incurred substantial operating losses, and we anticipate future losses. If we are not successful in assuring our customers of our financial stability, our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity, which may materially adversely affect our business.

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

Research and Development

      We have significant research, development, engineering and product design capabilities. As of October 29, 2004, we had approximately 390 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 6 design centers throughout the world. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

      We spent approximately $79.6 million, $106.3 million and $167.1 million in fiscal 2004, 2003 and 2002, respectively, on research and development activities. The decreases in our research and development expenses reflect the effect of the cost reduction actions we initiated in fiscal years 2001, 2002 and 2003. As part of the restructuring plan we announced in October 2004, we expect to reduce our research and development workforce to approximately 330 employees and close our design center in Herzlia, Israel.

      In fiscal 2005, we intend to increase our research and development efforts on products for our key high-growth focus markets of VoIP and high-performance analog applications. At the same time, we expect to achieve an overall reduction in our research and development expenses through the termination of specific research and development programs which we believe have a longer return-on-investment timeframe or address slower growth markets. The affected research and development programs are principally our ATM/ MPLS network processor products and, to a lesser extent, our T/ E carrier transmission products.

Intellectual Property

      Our success and future revenue growth depend, in part, on the intellectual property that we own and develop, including patents, licenses, trade secrets, know-how, trademarks and copyrights, and on our ability to protect our intellectual property. We continuously review our patent portfolio to maximize its value to us, abandoning inapplicable or less useful patents and filing new patents important to our product roadmap. Our patent portfolio may be used to avoid, defend or settle any potential litigation with respect to various technologies contained in our products. The portfolio may also provide negotiating leverage in attempts to cross-license patents or technologies with third parties and it may provide licensing opportunities in the future. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In connection with our participation in the development of various industry standards, we may be required to reasonably license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event that we file for bankruptcy protection or take other equivalent actions. While in the aggregate our intellectual property is considered important to our operations, no single patent, license, trade secret, know-how, trademark or copyright is considered of such importance that its loss or termination would materially affect our business or financial condition.

Employees

      As of October 29, 2004, we had approximately 633 full-time employees, of whom approximately 434 were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

      As part of the restructuring plan we announced in October 2004, we expect to reduce our workforce to approximately 535 employees. We expect the workforce reduction to be substantially complete by June 30, 2005.

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

      In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.

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

      We incurred a net loss of $93.2 million for fiscal 2004 compared to net losses of $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003 and $668.3 million in fiscal 2002. We expect that we will continue to incur significant operating losses and negative cash flows in the near term.

      In order to become profitable, or to generate positive cash flows from operations, we must achieve substantial revenue growth. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. In October 2004, we announced additional cost reduction actions which we expect will reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

      For fiscal 2004, our net cash used in operating activities was $43.2 million compared to net cash used in operating activities of $125.6 million for fiscal 2003 and $205.3 million for fiscal 2002. Prior to the distribution, we relied on funding from Conexant, together with cash generated from product sales, to fund our cash requirements. Our principal sources of liquidity are our existing cash balances (approximately $43.6 million as of September 30, 2004), cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Conexant’s commitment to us under the credit facility will be reduced by the amount of any new financing. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

      The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and our results of operations in the past and we may experience similar fluctuations in our business in the future.

Our operating results are subject to substantial quarterly and annual fluctuations.

      Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	availability and cost of products from our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

      The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

We are entirely dependent upon third parties for the manufacture, assembly and testing of our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.

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

      We obtain external wafer manufacturing capacity primarily from TSMC and Jazz. However, these and other foundries we use may allocate their limited capacity to fulfill the production requirements of other customers that are larger and better financed than us. If we choose to use a new foundry, it typically takes several months to complete the qualification process before we can begin shipping products from the new foundry.

      We are also dependent upon third parties, including Amkor, for the assembly and testing of our products. Our reliance on others to assemble and test our products subjects us to many of the same risks as are described above with respect to our reliance on outside wafer fabrication facilities.

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

      As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have recently incurred substantial operating losses, and we anticipate future losses. Our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity.

      Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors.

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

      We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products, particularly if we are required to take further cost reduction actions. Furthermore, we are required to evaluate expenditures for planned product development continually and to choose among alternative technologies based on our expectations of future market growth. We may be unable to develop and introduce new or enhanced products in a timely manner, our products may not satisfy customer requirements or achieve market acceptance, or we may be unable to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors.

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

      Our products could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the technologies related to our products. The introduction of new technology representing a substantial advance over current technology could adversely affect demand for our existing products. Currently accepted industry standards are also subject to change, which may also contribute to the obsolescence of our products. If we are unable to develop and introduce new or enhanced products in a timely manner, our business may be adversely affected.

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

      Although we, our customers and our suppliers rigorously test our products, our products are complex and may contain errors, defects or bugs when first introduced or as new versions are released. We have in the past experienced, and may in the future experience, such errors, defects and bugs. If any of our products contain production defects or reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.

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

      Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We may not be able to attract and retain qualified management and other personnel necessary for the design, development and sale of our products.

      We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have significantly reduced the number of our technical employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

      Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

      Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative expenses before we generate any revenues from new products. We may never generate the anticipated revenues if our customers cancel or change their product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

      Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 53% of our net revenues for fiscal 2004.

      Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers’ products, which may be subject to dramatic changes and is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory.

We are subject to the risks of doing business internationally.

      For fiscal 2004, approximately 68% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

      From time to time we may enter into foreign currency forward exchange contracts to mitigate the risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We have not entered into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be adversely affected by currency fluctuations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages for past, present and future use of the infringing technology;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

      In connection with the distribution, we generally assumed responsibility for all contingent liabilities and litigation against Conexant or its subsidiaries related to the Mindspeed business.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

      We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. At times we incorporate the intellectual property of our customers into our designs, and we have obligations with respect to the non-use and non-disclosure of their intellectual property. In the past, we have engaged in litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We may engage in future litigation on similar grounds, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In particular:

•	the steps we take to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful;

•	any existing or future patents may be challenged, invalidated or circumvented; or

•	the measures described above may not provide meaningful protection.

      Despite the preventive measures and precautions that we take, a third party could copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain countries.

We may make business acquisitions or investments, which involve significant risk.

      We may from time to time make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees from the acquired business.

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

The price of our common stock may fluctuate significantly.

      The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve profitability within the forecasted time period;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

      In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock trades below $1.00 for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the Nasdaq Stock Market, our common stock could be delisted, which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business.

Substantial sales of the shares of our common stock issuable upon exercise of the warrants issued to Conexant and Jazz, or of the warrants themselves, could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

      Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 19 percent of our outstanding common stock on a fully diluted basis. Conexant also holds a warrant to acquire up to approximately 8.3 million shares of our common stock, some or all of which will become exercisable in the event we borrow under the credit facility provided by Conexant. The warrant will be exercisable for a period of ten years after the distribution at a price per share equal to the lesser of $3.408 or the fair market value of our common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. In connection with the distribution, we also issued to Jazz a warrant to purchase an aggregate of 1,036,806 shares of our common stock at an exercise price of $2.5746 per share. As of September 30, 2004, 478,405 shares remain subject to that warrant, which is exercisable through January 20, 2005. To the extent the warrants are or become exercisable, the underlying shares of our common stock may be acquired and sold. Moreover, the warrants may be transferred or sold at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

Antidilution and other provisions in the warrants issued to Conexant may also adversely affect our stock price or our ability to raise additional financing.

      Each of the warrants issued to Conexant contains antidilution provisions that provide for adjustment of the warrants’ exercise prices, and the number of shares issuable under the warrants, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrants’ exercise prices will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrants and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrants pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

      In addition, the exercise price of the warrant issued to Conexant in connection with the Credit Agreement will be the lesser of $3.408 or the fair market value of our common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. Any such reduction in the exercise price of the warrant would dilute the interests of other stockholders and effectively increase our cost of borrowing under the Credit Agreement.

      Moreover, we may not realize any cash proceeds from the exercise of any of the warrants held by Conexant. A holder of the warrants may opt for a cashless exercise of all or part of the warrants. In a cashless exercise, the holder of the warrants would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrants over the exercise price of the warrants. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

Some of our directors and executive officers may have potential conflicts of interest because of their positions with Conexant or their ownership of Conexant common stock.

      Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the credit facility provided to us by Conexant or the warrants to purchase our common stock issued to Conexant, or under the other agreements entered into between us and Conexant in connection with the distribution.

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

      Our restated certificate of incorporation, our amended bylaws, our rights agreement and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended bylaws include provisions such as:

•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	a prohibition on stockholder action by written consent;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or amended bylaws;

•	elimination of the right of stockholders to call a special meeting of stockholders; and

•	a fair price provision.

      Our rights agreement gives our stockholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

      In addition to the rights agreement and the provisions in our restated certificate of incorporation and amended bylaws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

Available Information

      We maintain an Internet website at http://www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct, Corporate Governance Guidelines and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our Internet website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

Item 2.	Properties

      At October 29, 2004, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 6 design centers and 15 sales locations. These facilities had an aggregate floor space of approximately 293,000 square feet, all of which is leased, consisting of approximately 190,000 square feet at our headquarters, 85,000 square feet at our design centers and 18,000 square feet at our sales locations. As part of the restructuring plan we announced in October 2004, we expect to close our design center in Herzlia, Israel. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

      Through our design centers we provide design engineering and product application support and after-sales service to our OEM customers. The design centers are strategically located around the world to take advantage of key technical and engineering talent worldwide.

Item 3.	Legal Proceedings

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against us or our subsidiaries, including those pertaining to product liability, intellectual property and employment matters. Pursuant to the Distribution Agreement, we assumed liability for all current and future litigation against Conexant or its subsidiaries to the extent related to the Mindspeed business.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “MSPD.” From June 30, 2003 to December 12, 2003, our common stock was traded on the American Stock Exchange. Prior to June 30, 2003, we were a wholly owned subsidiary of Conexant.

      The following table lists the high and low sales price of our common stock as reported by the Nasdaq National Market or the American Stock Exchange, as applicable, for the periods indicated.

	High	Low

Fiscal 2003
Quarter ended September 30, 2003	$6.20	$2.00
Fiscal 2004
Quarter ended December 31, 2003	$7.45	$4.90
Quarter ended March 31, 2004	$11.36	$5.73
Quarter ended June 30, 2004	$7.75	$4.25
Quarter ended September 30, 2004	$4.38	$1.95

      The last reported sale price of our common stock on November 22, 2004 was $2.45 and there were approximately 42,000 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names. We estimate our actual number of beneficial stockholders to be approximately 200,000.

      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

      During fiscal 2004, we issued an aggregate of 477,344 shares of our common stock upon partial exercises of a warrant held by Jazz. These shares of common stock were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      We made no repurchases of our equity securities during fiscal 2004.

Item 6.	Selected Financial Data

      The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations data for each of the fiscal years presented and our consolidated balance sheet data as of September 30, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. Our consolidated balance sheet data as of September 30, 2000 have been derived from our unaudited consolidated financial statements. The selected financial data include our results of operations and financial position while we were part of Conexant prior to June 27, 2003. The financial data for periods prior to June 27, 2003 do not reflect what our results of operations and financial position would have been if we had operated as an independent public company during those periods.

	Year Ended September 30,

	2004	2003	2002	2001	2000(1)

		(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$119,435	$81,906	$80,036	$305,368	$579,206
Cost of goods sold	35,149	25,127	29,410	228,994	233,646

Gross margin	84,286	56,779	50,626	76,374	345,560
Operating expenses:
Research and development	79,582	106,289	167,148	196,642	136,237
Selling, general and administrative	46,845	49,656	69,500	109,532	81,997
Amortization of intangible assets	50,318	51,223	312,388	304,991	143,171
Special charges(2)	387	27,170	168,866	7,665	—
Purchased in-process research and development	—	—	—	—	191,348

Total operating expenses	177,132	234,338	717,902	618,830	552,753

Operating loss	(92,846)	(177,559)	(667,276)	(542,456)	(207,193)
Other income (expense), net	320	1,078	(298)	(448)	1,433

Loss before income taxes	(92,526)	(176,481)	(667,574)	(542,904)	(205,760)
Provision (benefit) for income taxes	721	780	699	(46,511)	27,051

Loss before cumulative effect of accounting change	(93,247)	(177,261)	(668,273)	(496,393)	(232,811)
Cumulative effect of change in accounting for goodwill(3)	—	(573,184)	—	—	—

Net loss	$(93,247)	$(750,445)	$(668,273)	$(496,393)	$(232,811)

	Year Ended September 30,

	2004	2003	2002	2001	2000(1)

		(In thousands, except per share amounts)
Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.95)	$(1.98)	$(7.74)	$(6.09)	$(3.30)
Cumulative effect of change in accounting for goodwill(3)	—	(6.39)	—	—	—

Net loss	$(0.95)	$(8.37)	$(7.74)	$(6.09)	$(3.30)

	As of September 30,

	2004	2003	2002	2001	2000

Balance Sheet Data
Working capital	$49,082	$71,783	$(35,430)	$(50,377)	$182,688
Total assets	126,300	203,889	787,111	1,250,012	1,651,653
Stockholders’ equity	90,927	167,134	720,323	1,155,015	1,520,687

(1)	In fiscal 2000, Conexant completed six acquisitions related to our business, including: Microcosm Communications Limited in January; Maker Communications, Inc. in March; Applied Telecom, Inc. in April; HotRail, Inc. in June; and Novanet Semiconductor Ltd. and NetPlane Systems, Inc. in September. In connection with the distribution, Conexant transferred to us all of the capital stock of Microcosm, Maker, Applied Telecom, HotRail and Novanet. In January 2003, Conexant sold the assets of NetPlane.

(2)	Special charges consist of asset impairments, restructuring charges, separation costs and gains and losses on the sale of certain assets.

(3)	Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded an impairment charge of $573.2 million to write down the carrying value of goodwill to estimated fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are classified into four focused product families: high-performance analog products, multiservice access DSP products, T/ E carrier products and ATM/ MPLS network processor products. Our products are sold to OEMs for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment and IP PBXs. Service providers use this equipment for the processing, transmission and switching of high-speed voice and data traffic, including advanced services such as VoIP, within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., Ltd., Nortel Networks, Inc. and Siemens A.G.

      We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 53% of our revenues for fiscal 2004. For fiscal 2004, distributors Avnet, Inc. and RTI Industries Company Ltd. accounted for 16% and 12%, respectively, of our net revenues; no other direct customer accounted for 10% or more of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 20% of our fiscal 2004 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. For fiscal 2004, approximately 68% of our total sales were to customers located outside the United States, primarily in the Asia-Pacific region and Europe. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

Trends and Factors Affecting Our Business

      During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Beginning in fiscal 2001, we — like many of our customers and competitors — were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products. The impact of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories held by many of our customers. These conditions represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products was impacted more severely than the industry as a whole. During this period, our net revenues decreased from $579.2 million for fiscal 2000 to $80.0 million in fiscal 2002.

      In response to this severe downturn in the markets for our products, we took a number of actions to improve our financial performance, including workforce reductions, significant decreases in capital spending, the consolidation of certain facilities and salary reductions for our senior management team. These actions reduced our workforce from approximately 1,500 employees in fiscal 2000 to 633 employees at October 29, 2004. Through these cost reduction actions, we reduced our combined research and development and selling, general and administrative expenses from $306.2 million in fiscal 2001 to $126.4 million in fiscal 2004. In October 2004, we announced additional cost reduction actions as discussed below.

      At the same time, we have sought to maximize our return on our research and development spending by focusing our efforts on products for the network infrastructure applications that we believe offer the most attractive near-term growth prospects. In addition, we eliminated research and development spending in product areas that we believe have a longer return-on-investment timeframe or that address slower growth markets. In particular, we ceased research and development efforts directed toward applications such as high-end optical networking. As a result of this process, we closed three design centers and we sold the assets of the NetPlane Systems software business.

      Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry.

      In order to achieve profitability, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on renewed demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

Spin-off from Conexant Systems, Inc.

      On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq National Market under the ticker symbol “MSPD”.

      Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution.

      We and Conexant also entered into a Credit Agreement, pursuant to which we may borrow up to $50 million for working capital and general corporate purposes. In connection with the Credit Agreement, we issued Conexant an additional warrant to purchase up to 8.3 million shares of our common stock. The number of shares that may be acquired under the Credit Agreement warrant will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8.3 million shares if the level of borrowings under the credit facility reaches $50 million. The warrant will be exercisable for a period of ten years after the distribution at a price per share equal to the lesser of $3.408 or the fair market value of our common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. We and Conexant also entered into an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

      Our consolidated financial statements for periods prior to the distribution include allocations of certain Conexant expenses. The expense allocations were determined using methods that we and Conexant considered to be reasonable reflections of our utilization of services provided or the benefit we received. The allocation methods include specific identification, relative revenues or costs, or headcount. We believe that the expenses allocated to us are representative of the operating expenses we would have incurred had we operated on a stand-alone basis.

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

      Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimates of such losses are based on an assessment of the aging of outstanding accounts receivable and a review of specific customer accounts. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates and additional allowances would be required.

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

      We test goodwill for impairment using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142. The estimates and assumptions described above (along with other factors such as discount rates) also affected the amount of the impairment loss we recognized upon adoption of SFAS 142.

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

Results of Operations

      For fiscal 2004, we achieved net revenues of $119.4 million, an increase of 46% over fiscal 2003 revenues of $81.9 million, due to increased demand across each of our four product families. At the same time, we reduced our operating loss to $92.8 million for fiscal 2004, from $177.6 million in fiscal 2003. The improvement in our operating loss reflects the revenue growth we achieved, as well as the benefit of the expense reduction initiatives we implemented prior to fiscal 2004. Our operating loss for fiscal 2003 included special charges totaling $27.2 million for restructuring costs and asset impairments.

      In the fourth quarter of fiscal 2004, our revenues and operating loss were adversely affected by a drop in end-customer demand — particularly in China — combined with a build-up in the levels of inventory held by a number of our key customers. As a result, our fiscal 2004 fourth quarter net revenues decreased approximately 25%, as compared to the preceding quarter, to $26.6 million. The revenue decrease reflects lower sales volume across our multiservice access DSP products, high-performance analog products and T/ E carrier products. Our operating loss for the fiscal 2004 fourth quarter was $26.2 million.

2004 Restructuring Plan

      In October 2004, we announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including voice-over-IP and high-performance analog applications. We expect the restructuring plan will reduce our combined research and development and selling, general and administrative expenses from $31.2 million for the fourth quarter of fiscal 2004 to approximately $26 million in the fourth quarter of fiscal 2005, a decrease of approximately 17 percent.

      Expense reduction actions under the restructuring plan include workforce reductions and the closure of our design center in Herzlia, Israel. Approximately 80% of the expense reductions will come from the termination of research and development programs which we believe have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally our ATM/ MPLS network processor products and, to a lesser extent, our T/ E carrier transmission products. The remainder of the expected cost savings will come from the selling, general and administrative functions. We expect these actions to reduce our workforce from approximately 645 employees at September 30, 2004 to approximately 535 employees. We plan to complete the majority of these actions by June 30, 2005, and we expect to realize the full benefit of the cost reductions beginning in the fiscal 2005 fourth quarter.

      In connection with these actions, we expect to record restructuring charges of approximately $6 million during fiscal 2005. The restructuring charges will principally consist of cash payments for severance benefits payable to affected employees and costs related to contractual obligations for the purchase of design tools and other services in excess of our requirements. We expect to pay the majority of these costs during fiscal 2005. Cash payments to complete the restructuring actions will be funded from available cash balances and funds from product sales, and are not expected to impact significantly our liquidity.

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

	2004	Change	2003	Change	2002

	(In millions)
Net revenues	$119.4	46%	$81.9	2%	$80.0

      The 46% increase in our net revenues for fiscal 2004 reflects higher sales volumes in each of our four product families, led by our multiservice access DSP products and our T/ E carrier products. We experienced sharply increased demand for our multiservice access voice-over-IP solutions used in carrier infrastructure applications. Our T/ E carrier products benefited from higher demand for our T/ E transmission and SONET solutions, including our DS3/ E3 products and HDLC protocol controllers. OEMs use these devices in next-generation networking equipment designed to increase the capacity, flexibility and speed of metropolitan area networks. We also experienced increased demand, in comparison to fiscal 2003 levels, for our ATM/ MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. Our high-performance analog products benefited from continued demand for our physical media dependent devices from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks.

      Our revenues for fiscal 2003 compared to fiscal 2002 reflect higher sales volumes in our high-performance analog products, with strong demand for our crosspoint switches for storage applications. Our physical media devices also experienced strong demand from OEMs in the Asia-Pacific region for use in infrastructure equipment for fiber-to-the-home deployments and metropolitan area networks. Overall, sales to customers in the Asia-Pacific region for fiscal 2003 increased 50% over fiscal 2002, benefiting from network infrastructure build-out in that region. Our fiscal 2003 revenues also reflect higher sales volumes in our ATM/ MPLS network processors and T/ E carrier products. These increases were partially offset by lower shipments of our multiservice access DSP products and DSL transceivers and the effect of our divestiture of the NetPlane Systems, Inc. (NetPlane) software business early in fiscal 2003.

Gross Margin

	2004	Change	2003	Change	2002

	(In millions)
Gross margin	$84.3	48%	$56.8	12%	$50.6
Percent of net revenues	71%		69%		63%

      Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including TSMC, Jazz and Amkor and, prior to the organization of Jazz in March 2002, Conexant) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold. Our gross margins for fiscal 2004 compared with fiscal 2003 reflect the 46% increase in revenues and the favorable impact of the cost reduction actions we took in fiscal 2003.

      Our gross margins for fiscal 2003 compared with fiscal 2002 reflect the effect of higher quarterly revenues and the favorable impact of our cost reduction actions. Gross margins for fiscal 2003 also benefited from lower provisions for excess and obsolete inventories.

      Our gross margins also benefited from the sale of inventories with an original cost of $9.0 million (2004), $4.1 million (2003) and $4.6 million (2002) that we had written down to a zero cost basis during fiscal year 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.

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

      We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over twelve months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

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

      From the time of the fiscal 2001 inventory write-downs through September 30, 2004, we scrapped a portion of these inventories having an original cost of $35.3 million and sold a portion of these inventories with an original cost of $17.7 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of September 30, 2004, we continued to hold inventories with an original cost of $30.4 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	2004	Change	2003	Change	2002

	(In millions)
Research and development	$79.6	(25)%	$106.3	(36)%	$167.1
Percent of net revenues	67%		130%		209%

      Our research and development (R&D) expenses consist principally of direct personnel costs, electronic design automation tools, photomask development and pre-production evaluation and test costs. The decreases in R&D expenses for fiscal 2004 and 2003 compared to the immediately preceding years primarily reflect the lower headcount and personnel-related costs that resulted from the expense reduction actions we initiated in fiscal 2003 and fiscal 2002. During fiscal 2002, we reduced our workforce, eliminated R&D spending directed at high-end optical networking applications and we closed our Novanet Semiconductor Ltd. subsidiary design center. During fiscal 2003, we implemented an additional workforce reduction and closed design centers in San Jose, California and Bristol, United Kingdom. Also during 2003, we completed the divestiture of NetPlane. The decrease in R&D expenses for fiscal 2004 as compared to fiscal 2003 also reflects lower costs for photomask development, materials and supplies.

      We anticipate further reductions in our R&D expenses under our 2004 restructuring plan discussed above.

Selling, General and Administrative

	2004	Change	2003	Change	2002

	(In millions)
Selling, general and administrative	$46.8	(6)%	$49.7	(29)%	$69.5
Percent of net revenues	39%		61%		87%

      Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions, product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in SG&A expenses for fiscal 2004 compared to fiscal 2003 primarily reflects the positive impact of lower headcount and personnel-related costs resulting from the expense reduction actions we initiated during fiscal 2003. The expense reductions were partially offset by increased selling costs resulting from higher sales volumes and public company costs. SG&A expenses for fiscal 2004 also include employee separation costs of $630,000 for severance benefits payable to certain former officers of the company as a result of organizational changes.

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

      We anticipate further reductions in our SG&A expenses under our 2004 restructuring plan discussed above.

Amortization of Intangible Assets and Change in Accounting for Goodwill

	2004	Change	2003	Change	2002

	(In millions)
Amortization of intangible assets	$50.3	(2)%	$51.2	(84)%	$312.4

      The lower amortization expenses in fiscal 2004 and 2003, as compared to fiscal 2002, primarily resulted from the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that we no longer amortize goodwill into our results of operations. Instead, goodwill must be tested at least annually for impairment and written down when impaired. Intangible assets other than goodwill are amortized on a straight-line basis over periods averaging approximately five years and extending to various dates through June 2005.

      Future periodic impairment tests may result in significant write-downs of the value of our intangible assets. Unless earlier impairment is required, we expect that amortization of intangible assets will total approximately $20.4 million for fiscal 2005.

      Also upon adoption of SFAS 142, we completed the transition impairment test of our goodwill required by SFAS 142. Our business consists of one reporting unit (as defined in SFAS 142) and, for purposes of the impairment test, we determined its fair value considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, we recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for the Mindspeed business. The impairment charge resulted from the sharp decline in the valuations assigned to communications semiconductor companies as of the time of the transition impairment test as compared with valuations at the dates of the respective acquisitions.

Special Charges

      Special charges consist of the following:

	2004	2003	2002

	(In millions)
Asset impairments	$—	$23.4	$143.4
Restructuring charges	0.4	12.3	25.5
Other special charges	—	(8.5)	—

	$0.4	$27.2	$168.9

Asset Impairments

      2003 Impairments — During fiscal 2003, we recorded an impairment charge of $19.1 million to write down the carrying value of identified intangible assets (principally developed technology) related to our HotRail subsidiary. In January 2003, we decided to close the HotRail design center and to curtail investment in selected associated products. We evaluated the recoverability of the assets of the HotRail business to determine whether their value was impaired, based upon the future cash flows expected to be generated by the affected products over the remainder of their life cycles (estimated to be approximately five years). The estimated sales volumes, pricing, gross margin and operating expenses were consistent with historical trends and other available information. Since the estimated undiscounted cash flows were less than the carrying value (approximately $27.4 million) of the related assets, we determined that the value of such assets was impaired. We recorded an impairment charge of $19.1 million, which was determined by comparing the estimated fair value of the assets to their carrying value. The fair value of the assets was determined by computing the present value of the expected future cash flows using a discount rate of 18%, which we believe is commensurate with the underlying risks associated with the projected cash flows. We believe the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

      Also during fiscal 2003, we recorded asset impairment charges totaling $4.3 million related to certain assets that we determined to abandon or scrap.

      2002 Impairments — During fiscal 2002, we performed a strategic review of our operations and initiated restructuring actions intended to focus our research and development spending on products for the network infrastructure market segments we believe offer the most attractive near-term growth prospects, such as our products for metro/access applications. We believe that the end markets for optical long-haul networks offer weaker recovery prospects, with slow adoption of new, higher speed networks. We determined that this anticipated weak demand would adversely affect the potential return on continued investment in our Novanet Semiconductor Ltd. (Novanet) business, which was engaged in the development of semiconductor products for high-speed SONET applications. In June 2002, we closed the Novanet design center in Israel, which represented substantially all of Novanet’s operations. We also expected this weak demand would adversely affect the operating performance of our NetPlane Systems, Inc. (NetPlane) software business and determined to divest the NetPlane business. NetPlane develops and sells networking protocol software and systems for control plane applications in network infrastructure equipment. We completed the sale of the assets of NetPlane in the second quarter of fiscal 2003 for net proceeds of $9.2 million.

      As a result of these decisions, in fiscal 2002 we recorded impairment charges of $114.1 million to write down the carrying value of certain long-lived assets associated with these operations. Substantially all of the $61.0 million Novanet impairment charge was recorded to write down the carrying value of goodwill. The amount of the impairment charge was the excess of the carrying value of the goodwill over its fair value, which was estimated to be zero because we did not expect to realize any significant cash flows from Novanet. The principal components of the $53.1 million NetPlane impairment charge included the balances of goodwill ($40.8 million) and identified intangible assets ($12.3 million). The amount of the impairment charge was the excess of the carrying value over fair value, which was estimated to be zero because we did not at that time expect to realize any significant cash flows from the disposition of NetPlane.

      Also during fiscal 2002, we recorded other asset impairment charges totaling $29.3 million. The impairment charges included $15.7 million to write off acquired technology that we determined, at the time of the impairment, would not be used in the future. The remaining impairment charges were associated with property and equipment that we determined to abandon or scrap.

Restructuring Charges

      In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During fiscal 2004, we completed the cost reduction actions under the restructuring plans and we realized their full effect beginning in the fiscal 2004 second quarter.

      2002 Cost Reduction Plan — During fiscal 2002, we initiated additional actions to improve further our operating cost structure. Under this plan, we terminated approximately 110 employees and recorded charges aggregating $2.1 million. The charges were based upon estimates of the cost of severance benefits for the affected employees. In addition, we recorded restructuring charges of $0.2 million for costs associated with the consolidation of certain facilities. In fiscal 2003, we resolved our obligations related to certain leased facilities and reversed $0.1 million of previously accrued costs. Activity and liability balances related to the 2002 cost reduction plan through September 30, 2003 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,097	$171	$2,268
Cash payments	(1,488)	(37)	(1,525)
Non-cash charges	(609)	—	(609)

Restructuring balance, September 30, 2002	—	134	134
Expense reversal	—	(54)	(54)
Cash payments	—	(80)	(80)

Restructuring balance, September 30, 2003	$—	$—	$—

      Mindspeed Strategic Restructuring Plan — During the third quarter of fiscal 2002, we announced a number of expense reduction and restructuring initiatives intended to reduce further our operating cost structure and focus our research and development spending on products for the network infrastructure market segments we believe offer the most attractive near-term growth prospects. These actions included the elimination of research and development spending in high-end optical networking applications, the closure of Novanet, the divestiture of NetPlane and a reduction of support services spending, in total reducing our workforce by over 400 employees. During fiscal 2002, we terminated approximately 280 of such employees and recorded charges aggregating $7.1 million. These charges were based upon estimates of the cost of severance benefits for the affected employees. These actions reduced our workforce throughout our operations. In addition, we recorded restructuring charges of $16.1 million for costs associated with the consolidation of certain facilities, including lease cancellation and related costs.

      During the first quarter of fiscal 2003, we implemented an additional workforce reduction affecting approximately 80 employees and closed our design center in Bristol, England. We recorded additional charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under license obligations for the purchase of design tools that we determined would not be used in the future. During the first quarter of fiscal 2003, we substantially completed these workforce reductions. Activity and liability balances related to the Mindspeed strategic restructuring plan through September 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(5,149)	(5,149)

Restructuring balance, September 30, 2004	$—	$3,966	$3,966

      Mindspeed 2003 Restructuring Plan — In March 2003, we announced a number of expense reduction and restructuring initiatives intended to further improve our operating cost structure. The actions included the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for this plan included an aggregate of $4.8 million for severance benefits paid to the affected employees. In addition, restructuring charges for this plan also included $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through September 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(957)	(357)	(1,314)

Restructuring balance, September 30, 2004	$50	$756	$806

      Other Restructuring Plans — In fiscal 2002, we made cash payments of $0.5 million to complete the cost reduction actions under two additional restructuring plans we initiated in fiscal 2001. In fiscal 2003, we reversed $0.2 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under these plans.

      Through September 30, 2004, we have paid an aggregate of $35.1 million in connection with our restructuring plans (including amounts paid prior to fiscal 2002) and we have a remaining accrued restructuring balance totaling $4.8 million, principally representing our obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008.

      In October 2004, we announced a new restructuring plan intended to further reduce our operating expenses while focusing our research and development investment in what we believe are key high-growth markets, including voice-over-IP and high-performance analog applications. In connection with this plan, we expect to record restructuring charges of approximately $6 million during fiscal 2005. The restructuring charges will principally consist of cash payments for severance benefits payable to affected employees and costs related to contractual obligations for the purchase of design tools and other services in excess of our requirements. We expect to pay the majority of these costs during fiscal 2005.

      Cash payments to complete each of our restructuring plans will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

     Other Special Charges

      Other special charges for fiscal 2003 consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by losses on other asset sales.

Other Income (Expense), Net

	2004	2003	2002

	(In millions)
Other income (expense), net	$0.3	$1.1	$(0.3)

      Other income (expense), net principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The increase in net other income for fiscal 2003, as compared to the net other expense for fiscal 2002, principally reflects higher foreign exchange gains combined with increased interest income resulting from higher invested cash balances subsequent to the distribution. In connection with the distribution, Conexant made a cash contribution to us in an amount such that at the time of the distribution our cash balance was $100 million. The decrease in net other income for fiscal 2004 reflects increased franchise taxes and lower foreign exchange gains, partially offset by increased interest income resulting from higher average invested cash balances during fiscal 2004.

Provision (Benefit) for Income Taxes

      Our provision for income taxes for fiscal years 2004, 2003 and 2002 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2004, 2003 and 2002 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2005 will principally consist of income taxes related to our foreign operations.

      As of September 30, 2004, we had a valuation allowance of $224.0 million against our deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize the deferred tax assets through the reduction of future income tax payments. As of September 30, 2004, we had U.S. federal net operating loss carryforwards of approximately $518.8 million, including the net operating loss carryforwards we retained in the distribution.

Quarterly Results of Operations

      The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2004. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs, special charges and the cumulative effect of the change in accounting for goodwill, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2002	2003	2003	2003	2003	2004	2004	2004

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$20,255	$18,311	$20,153	$23,187	$26,746	$30,750	$35,360	$26,579
Cost of goods sold	6,137	5,659	6,454	6,877	8,128	7,899	10,155	8,967

Gross margin	14,118	12,652	13,699	16,310	18,618	22,851	25,205	17,612
Research and development	31,152	26,190	26,251	22,696	20,424	20,120	19,095	19,943
Selling, general and administrative	12,128	13,326	12,418	11,784	11,960	10,913	12,744	11,228
Amortization of intangible assets	14,200	12,322	12,349	12,352	12,476	12,631	12,609	12,602
Special charges	3,831	15,407	6,019	1,913	—	387	—	—

Total operating expenses	61,311	67,245	57,037	48,745	44,860	44,051	44,448	43,773

Operating loss	(47,193)	(54,593)	(43,338)	(32,435)	(26,242)	(21,200)	(19,243)	(26,161)
Other income (expense), net	(35)	(122)	658	577	214	135	(82)	53

Loss before income taxes	(47,228)	(54,715)	(42,680)	(31,858)	(26,028)	(21,065)	(19,325)	(26,108)
Provision (benefit) for income taxes	120	140	202	318	192	281	816	(568)

Loss before cumulative effect of accounting change	(47,348)	(54,855)	(42,882)	(32,176)	(26,220)	(21,346)	(20,141)	(25,540)
Change in accounting for goodwill	(573,184)	—	—	—	—	—	—	—

Net loss	$(620,532)	$(54,855)	$(42,882)	$(32,176)	$(26,220)	$(21,346)	$(20,141)	$(25,540)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.53)	$(0.62)	$(0.48)	$(0.35)	$(0.28)	$(0.22)	$(0.20)	$(0.25)
Cumulative effect of change in accounting for goodwill	(6.48)	—	—	—	—	—	—	—

Net loss	$(7.01)	$(0.62)	$(0.48)	$(0.35)	$(0.28)	$(0.22)	$(0.20)	$(0.25)

Shares used in computing diluted loss per share	88,571	88,848	89,496	91,576	94,612	98,239	99,467	100,242

      Through the third quarter of fiscal 2003, our quarterly revenues reflect increased demand across the majority of our products. Our revenues for the fourth quarter of fiscal 2004 were adversely affected by a drop in end-customer demand — particularly in China — combined with a build-up in the levels of inventory held by a number of our key customers.

      Our quarterly R&D and SG&A expenses generally decreased through fiscal 2003 as a result of the workforce reductions and other cost reduction initiatives we implemented. Our combined R&D and SG&A expenses of $31.0 million for the fiscal 2004 second quarter reflect the full effect of the cost savings from the restructuring plans we initiated in fiscal 2002 and 2003.

      Quarterly amortization of intangible assets decreased in the second quarter of fiscal 2003 due to the impairment of intangible assets related to our HotRail, Inc. subsidiary.

      In fiscal 2003 and fiscal 2004, we recorded special charges for our restructuring plans. Special charges for fiscal 2003 also included asset impairments totaling $23.4 million, principally to write down the carrying value of certain intangible assets associated with HotRail, partially offset by gains from the sale of the assets of NetPlane and other items.

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

Liquidity and Capital Resources

      Cash used in operating activities was $43.2 million for fiscal 2004 compared to $125.6 million for fiscal 2003 and $205.3 million for fiscal 2002. Operating cash flows for fiscal 2004 reflect our net loss of $93.2 million, partially offset by non-cash charges (depreciation, amortization and other) of $66.7 million, and net working capital increases of approximately $16.6 million.

      The net working capital increases for fiscal 2004 principally consist of a $12.6 million increase in inventories resulting from our decision to increase inventory levels to satisfy anticipated customer demand. The net working capital increases also include a $7.8 million increase in accounts receivable due to higher quarterly sales compared to the fiscal 2003 fourth quarter and an increase in our average collection period. The amounts were partially offset by a $5.0 million increase in accounts payable, principally related to the timing of vendor payments.

      Cash used in investing activities of $5.7 million for fiscal 2004 consisted of payments for capital expenditures, partially offset by proceeds from sales of assets of $54,000. Cash provided by investing activities for fiscal 2003 consisted of proceeds from sales of assets of $9.5 million, partially offset by capital expenditures of $3.4 million. Cash used in investing activities of $7.4 million for fiscal 2002 consisted of payments for capital expenditures of $8.2 million, partially offset by proceeds from asset sales of $0.8 million.

      Cash provided by financing activities for fiscal 2004 consisted of proceeds of $12.5 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid. Cash provided by financing activities of $192.4 million for fiscal 2003 included net transfers from Conexant of $186.6 million, including a cash contribution of approximately $94.9 million in connection with the distribution. Cash provided by financing activities for fiscal 2003 also included proceeds of $6.1 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid. Cash provided by financing activities of $210.7 million for fiscal 2002 consisted of net transfers from Conexant.

Agreements with Conexant

      Under the Credit Agreement with Conexant, we may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. We may borrow under the credit facility only to restore our cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, capital expenditures, sales of assets, incurrence of indebtedness, transactions with affiliates and creation of liens and encumbrances. In the event that we make borrowings under the credit facility, Conexant will be entitled to exercise a portion of a warrant to purchase shares of our common stock.

Conexant’s commitment to us under the credit facility will be reduced by the amount of any new financing. To the extent the balance outstanding, if any, under the credit facility exceeds the amount of Conexant’s reduced commitment, we would be required to repay any such excess. As of September 30, 2004, we had made no borrowings under the credit facility.

      In the distribution, we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. In connection with the Credit Agreement, we issued to Conexant a warrant to purchase up to 8.3 million shares of our common stock. The number of shares that may be acquired under the Credit Agreement warrant will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8.3 million shares if the level of borrowings under the credit facility reaches $50 million. The warrant will be exercisable for a period of ten years after the distribution at a price per share equal to the lesser of $3.408 or the fair market value of our common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. As of September 30, 2004, no portion of the Credit Agreement warrant was exercisable.

      Each of the warrants issued to Conexant contains antidilution provisions that provide for adjustment of the warrants’ exercise prices, and the number of shares issuable under the warrants, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrants’ exercise prices will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrants and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrants pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

      Moreover, we may not realize any cash proceeds from the exercise of any of the warrants held by Conexant. A holder of the warrants may opt for a cashless exercise of all or part of the warrants. In a cashless exercise, the holder of the warrants would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrants over the exercise price of the warrants. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

Liquidity

      Our principal sources of liquidity are our existing cash balances, cash generated from product sales and available borrowings under the $50 million credit facility with Conexant. Our cash and cash equivalents at September 30, 2004 totaled $43.6 million and our working capital at September 30, 2004 was $49.1 million.

      In order to achieve profitability, or to generate positive cash flows from operations, we must achieve substantial revenue growth. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. In October 2004, we announced additional cost reduction actions which we expect will reduce our combined quarterly R&D and SG&A expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We expect to continue to incur significant operating losses and negative cash flows in the near term.

      We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

      In connection with the distribution, we entered into a Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008. We may, at our option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs, plus additional fees in the option term. We estimate our minimum future obligation under the Sublease at approximately $6.5 million annually (a total of $24.4 million over the remainder of the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

      We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2009 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Rental expense under operating leases was approximately $6.8 million during fiscal 2004.

      As of September 30, 2004, we had no long-term debt or capital lease obligations. The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2004:

	Payments due by period

Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(In millions)
Operating leases	$32.2	$10.1	$16.9	$5.2	$—
Purchase obligations	6.5	4.5	2.0	—	—

Total	$38.7	$14.6	$18.9	$5.2	$—

Off-Balance Sheet Arrangements

      We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to the Mindspeed business. We may also be responsible for certain tax liabilities under the tax allocation agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders if either the distribution fails to qualify as a reorganization for U.S. federal income tax purposes or the distribution is disqualified as a tax-free transaction to Conexant for U.S. federal income tax purposes and such failure or disqualification is attributable to post-distribution transaction actions by us. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our financial instruments include cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities of high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2004, the carrying value of our cash and cash equivalents approximates fair value.

      We transact business in various foreign currencies, and we have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, we seek to offset foreign currency transaction gains and losses with gains and losses on the forward exchange contracts, so as to mitigate our overall risk of foreign currency transaction gains and losses. We do not enter into forward exchange contracts for speculative or trading purposes. At September 30, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2004, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$43,638	$80,121
Receivables, net of allowances for doubtful accounts of $627 (2004) and $932 (2003)	19,618	11,652
Inventories	11,986	4,035
Other current assets	6,114	7,926

Total current assets	81,356	103,734
Property, plant and equipment, net	20,979	26,612
Intangible assets, net	20,385	69,867
Other assets	3,580	3,676

Total assets	$126,300	$203,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,112	$8,110
Deferred revenue	3,471	3,173
Accrued compensation and benefits	9,282	8,424
Restructuring	2,823	7,273
Other current liabilities	3,586	4,971

Total current liabilities	32,274	31,951
Other liabilities	3,099	4,804

Total liabilities	35,373	36,755

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 100,619 (2004) and 93,545 (2003) issued shares	1,006	935
Additional paid-in capital	231,577	215,518
Accumulated deficit	(125,423)	(32,176)
Accumulated other comprehensive loss	(16,024)	(16,959)
Unearned compensation	(209)	(184)

Total stockholders’ equity	90,927	167,134

Total liabilities and stockholders’ equity	$126,300	$203,889

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except per
	share amounts)
Net revenues	$119,435	$81,906	$80,036
Cost of goods sold	35,149	25,127	29,410

Gross margin	84,286	56,779	50,626
Operating expenses:
Research and development	79,582	106,289	167,148
Selling, general and administrative	46,845	49,656	69,500
Amortization of intangible assets	50,318	51,223	312,388
Special charges	387	27,170	168,866

Total operating expenses	177,132	234,338	717,902

Operating loss	(92,846)	(177,559)	(667,276)
Other income (expense), net	320	1,078	(298)

Loss before income taxes	(92,526)	(176,481)	(667,574)
Provision for income taxes	721	780	699

Loss before cumulative effect of accounting change	(93,247)	(177,261)	(668,273)
Cumulative effect of change in accounting for goodwill	—	(573,184)	—

Net loss	$(93,247)	$(750,445)	$(668,273)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.95)	$(1.98)	$(7.74)
Cumulative effect of change in accounting for goodwill	—	(6.39)	—

Net loss	$(0.95)	$(8.37)	$(7.74)

Number of shares used in per share computation	98,140	89,623	86,333

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities
Net loss	$(93,247)	$(750,445)	$(668,273)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	—	573,184	—
Depreciation	11,263	14,629	21,903
Amortization of intangible assets	50,318	51,223	312,388
Asset impairments	—	23,397	143,428
Provision for losses on accounts receivable	(118)	(593)	1,936
Inventory provisions	4,697	1,239	4,518
Stock compensation	270	722	3,527
Other noncash items, net	237	(8,526)	1,078
Changes in assets and liabilities:
Receivables	(7,848)	1,460	3,049
Inventories	(12,648)	(432)	(1,723)
Accounts payable	5,002	(10,403)	(915)
Deferred revenue	298	(5,553)	(15,397)
Accrued expenses and other current liabilities	(1,621)	(15,394)	(1,740)
Other	181	(88)	(9,089)

Net cash used in operating activities	(43,216)	(125,580)	(205,310)

Cash Flows From Investing Activities
Sales of assets	54	9,456	810
Capital expenditures	(5,791)	(3,449)	(8,171)

Net cash provided by (used in) investing activities	(5,737)	6,007	(7,361)

Cash Flows From Financing Activities
Net transfers and advances from Conexant	—	186,584	210,688
Exercise of stock options and warrants	12,534	6,085	—
Deferred financing costs	(64)	(244)	—

Net cash provided by financing activities	12,470	192,425	210,688

Net increase (decrease) in cash and cash equivalents	(36,483)	72,852	(1,983)
Cash and cash equivalents at beginning of period	80,121	7,269	9,252

Cash and cash equivalents at end of period	$43,638	$80,121	$7,269

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

						Accumulated
	Common Stock		Additional			Other		Total
			Paid-in	Conexant’s	Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Net Investment	Deficit	Loss	Compensation	Equity

	(In thousands)
Balance at September 30, 2001	—	$—	$—	$1,168,659	$—	$(13,644)	$—	$1,155,015
Net loss	—	—	—	(668,273)	—	—	—	(668,273)
Currency translation adjustments	—	—	—	—	—	(4,069)	—	(4,069)

Comprehensive loss								(672,342)
Purchase acquisitions	—	—	—	16,316	—	—	—	16,316
Net transfers from Conexant	—	—	—	221,334	—	—	—	221,334

Balance at September 30, 2002	—	—	—	738,036	—	(17,713)	—	720,323
Net loss	—	—	—	(718,269)	(32,176)	—	—	(750,445)
Currency translation adjustments	—	—	—	—	—	754	—	754

Comprehensive loss								(749,691)
Net transfers from Conexant	—	—	—	189,943	—	—	—	189,943
The Distribution	90,333	903	208,807	(209,710)	—	—	—	—
Issuance of common stock	3,212	32	6,711	—	—	—	(201)	6,542
Compensation expense related to employee stock plans	—	—	—	—	—	—	17	17

Balance at September 30, 2003	93,545	935	215,518	—	(32,176)	(16,959)	(184)	167,134
Net loss	—	—	—	—	(93,247)	—	—	(93,247)
Currency translation adjustments	—	—	—	—	—	935	—	935

Comprehensive loss								(92,312)
Issuance of common stock	7,074	71	16,059	—	—	—	(158)	15,972
Compensation expense related to employee stock plans	—	—	—	—	—	—	133	133

Balance at September 30, 2004	100,619	$1,006	$231,577	$—	$(125,423)	$(16,024)	$(209)	$90,927

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

      Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 90,333,445 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one share of Mindspeed common stock, par value $.01 per share (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

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

Basis of Presentation

      The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. The consolidated financial statements of Mindspeed for periods prior to the Distribution include the assets, liabilities, operating results and cash flows of the Mindspeed business, including subsidiaries, contributed to Mindspeed by Conexant. Such financial statements have been prepared using Conexant’s historical bases in the assets and liabilities and the historical operating results of the Mindspeed business during each respective period. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the financial information for periods prior to the Distribution may not reflect the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of Mindspeed in the future or what they would have been had Mindspeed been a separate, stand-alone entity during the periods presented. All accounts and transactions among Mindspeed’s entities have been eliminated in consolidation.

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

2.	Summary of Significant Accounting Policies

      Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2004, 2003 and 2002 comprised 52 weeks, 53 weeks and 52 weeks and ended on October 1, October 3 and September 27, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill and Intangible Assets — Goodwill and intangible assets principally result from six business acquisitions completed by Conexant in fiscal 2000 for the Mindspeed business. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development (IPRD) projects which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Goodwill acquired prior to June 30, 2001 was, through fiscal 2002, amortized on a straight-line basis over estimated lives of 5 years; patents, developed technology and other intangible assets are amortized on a straight-line basis over the estimated useful lives of 2 to 8 years.

      Change in Accounting for Goodwill — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of fiscal 2003. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Upon adoption, the existing goodwill and intangible assets were evaluated against the new criteria, which resulted in certain intangible assets with a carrying value of $4.3 million being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized into results of operations, but instead be tested at least annually for impairment and

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down when impaired. Upon adoption of SFAS 142, the Company ceased amortizing goodwill against its results of operations.

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

      The following table shows the Company’s net loss as if the non-amortization provisions of SFAS 142 had been in effect for fiscal 2002 (in thousands):

	2004	2003	2002

Net loss, as reported	$(93,247)	$(750,445)	$(668,273)
Amortization of goodwill	—	—	251,166
Amortization of assembled workforce previously classified as an intangible asset	—	—	1,668

Net loss, as adjusted	$(93,247)	$(750,445)	$(415,439)

Loss per share, basic and diluted:
Net loss, as reported	$(0.95)	$(8.37)	$(7.74)
Net loss, as adjusted	$(0.95)	$(8.37)	$(4.81)

      Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2003 and 2002, the Company recorded impairment charges as discussed in Notes 3 and 11. As of September 30, 2004, the Company identified no circumstances that indicated a potential impairment of any of its long-lived assets.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-Based Compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, the Company generally recognizes no compensation expense with respect to stock option awards.

      Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

	2004	2003	2002

Net loss, as reported	$(93,247)	$(750,445)	$(668,273)
Stock-based employee compensation expense determined under the fair value method	26,025	33,202	126,842

Pro forma net loss	$(119,272)	$(783,647)	$(795,115)

Net loss per share, basic and diluted:
As reported	$(0.95)	$(8.37)	$(7.74)
Pro forma	$(1.22)	$(8.74)	$(9.21)

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

	2004	2003

Risk-free interest rate	2.7%	2.3%
Expected volatility	98%	100%
Dividend yield	—	—
Expected option life	3.3 years	3.5 years
Weighted-average fair value of options granted	$2.73	$1.79

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

      Income Taxes — The provision for income taxes is determined in accordance with SFAS No. 109, “Accounting For Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. For periods prior to the Distribution, Mindspeed’s results of operations were included in Conexant’s consolidated federal and state income tax returns. The provision for income taxes for periods prior to the Distribution is calculated as if Mindspeed had filed separate tax returns as an independent company. See Note 4.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loss Per Share — Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period if such securities are dilutive. Because the Company incurred a net loss in each of the periods presented, the potential dilutive effect of such securities was not included in the computation of diluted loss per share because these securities were antidilutive. For periods prior to the Distribution, the weighted-average number of shares outstanding is based on Conexant’s weighted-average shares outstanding.

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

      The following individual customers accounted for 10% or more of net revenues:

	2004	2003	2002

Customer A	16%	22%	16%
Customer B	12%	7%	5%
Customer C	8%	12%	5%

      The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2004	2003

Customer A	11%	3%
Customer B	13%	15%
Customer C	7%	18%
Customer D	15%	1%
Customer E	8%	11%
Customer F	7%	11%

      Supplemental Cash Flow Information — The Company paid no interest during fiscal 2004, 2003 and 2002. Income taxes paid were $0.3 million, $0.4 million and $0.9 million during fiscal 2004, 2003 and 2002, respectively.

      Comprehensive Loss — Accumulated other comprehensive loss at September 30, 2004 and 2003 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

      Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Data

Inventories

      Inventories at fiscal year ends consist of the following (in thousands):

	2004	2003

Work-in-process	$4,585	$2,575
Finished goods	7,401	1,460

	$11,986	$4,035

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

      The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over twelve months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

      The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

Property, Plant and Equipment

      Property, plant and equipment at fiscal year ends consists of the following (in thousands):

	2004	2003

Machinery and equipment	$72,090	$69,699
Leasehold improvements	3,943	3,799
Construction in progress	2,253	76

	78,286	73,574
Accumulated depreciation and amortization	(57,307)	(46,962)

	$20,979	$26,612

Goodwill

      During the first quarter of fiscal 2003, the Company completed the transition impairment test required by SFAS 142 and recorded a charge of $573.2 million to write down the carrying value of goodwill to its estimated fair value. Changes in the carrying amount of goodwill consisted of the following (in thousands):

2003

Goodwill at beginning of year	$568,900
Assembled workforce reclassified to goodwill	4,284
Cumulative effect of change in accounting for goodwill	(573,184)

Goodwill at end of year	$—

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      Intangible assets at fiscal year-ends consist of the following (in thousands):

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization

Developed technology	$228,618	$(210,467)	$225,663	$(163,765)
Customer base	28,045	(25,916)	27,515	(19,911)
Other intangible assets	10,786	(10,681)	10,406	(10,041)

	$267,449	$(247,064)	$263,584	$(193,717)

      The increases in the gross amounts of intangible assets as of September 30, 2004, as compared with September 30, 2003, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Amortization of intangible assets totaled $50.3 million (2004), $51.2 million (2003) and $61.2 million (2002). Unless earlier impairment is required, amortization of intangible assets is expected to be approximately $20.4 million in fiscal 2005.

4.	Income Taxes

      The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002

Current:
United States	$—	$—	$—
Foreign	716	528	437
State and local	5	252	262

Total current	721	780	699

Deferred:
United States	—	—	—
Foreign	—	—	—
State and local	—	—	—

Total deferred	—	—	—

	$721	$780	$699

      A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2004	2003	2002

U.S. federal statutory tax at 35%	$(32,384)	$(61,768)	$(233,651)
State taxes, net of federal effect	(1,165)	(4,532)	(9,649)
Foreign income taxes in excess of U.S.	3,308	3,410	38,129
Research and development credits	—	—	(7,698)
Nondeductible amortization of intangible assets	—	—	90,875
Valuation allowance	30,919	63,587	122,038
Other	43	83	655

Provision for income taxes	$721	$780	$699

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loss before income taxes consists of the following components (in thousands):

	2004	2003	2002

United States	$(84,946)	$(169,158)	$(559,882)
Foreign	(7,580)	(7,323)	(107,692)

	$(92,526)	$(176,481)	$(667,574)

      Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2004	2003

Deferred tax assets:
Inventories	$21,353	$43,505
Deferred revenue	1,678	1,640
Accrued compensation and benefits	1,625	1,815
Product returns and allowances	828	852
Net operating losses	187,378	139,061
Research and development and investment credits	23,964	22,100
Other	5,144	9,081
Valuation allowance	(224,045)	(180,332)

Total deferred tax assets	17,925	37,722

Deferred tax liabilities:
Intangible assets	6,959	22,993
Property, plant and equipment	2,016	1,941
Deferred state taxes	8,063	8,579
Other	887	4,209

Total deferred tax liabilities	17,925	37,722

Net deferred tax assets	$—	$—

      Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the deferred tax assets as of September 30, 2004 and 2003 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net deferred tax asset as of those dates.

      Through the Distribution date, Mindspeed’s results of operations were included in Conexant’s consolidated federal and state income tax returns. The provision for income taxes and the related deferred tax assets and liabilities for periods prior to the Distribution were calculated as if Mindspeed had filed separate tax returns as an independent company.

      In connection with the Distribution, Mindspeed and Conexant entered into a tax allocation agreement which provides, among other things, for the allocation between Conexant and Mindspeed of federal, state, local and foreign tax liabilities relating to Mindspeed. The tax allocation agreement also allocates the liability for any taxes that may arise in connection with the Distribution. The tax allocation agreement generally provides that Conexant will be responsible for any such taxes. However, Mindspeed will be responsible for any taxes imposed on Mindspeed, Conexant or Conexant stockholders if either the Distribution fails to qualify as a reorganization for U.S. federal income tax purposes or the distribution of Mindspeed Technologies common stock is disqualified as a tax-free transaction to Conexant for U.S. federal income tax purposes and such

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failure or disqualification is attributable to post-Distribution transaction actions by Mindspeed, its subsidiaries or its stockholders.

      As of September 30, 2004, Mindspeed had U.S. federal net operating loss carryforwards of approximately $518.8 million, which expire at various dates through 2024, and aggregate state net operating loss carryforwards of approximately $65.4 million, which expire at various dates through 2014. Mindspeed also has U.S. federal and state research and development tax credit carryforwards of approximately $9.7 million and $14.3 million, respectively. The U.S. federal credits expire at various dates through 2024, while the state credits have no expiration date.

      The deferred tax assets as of September 30, 2004 include a deferred tax asset of $9.6 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

5.	Credit Facility

      In connection with the Distribution, the Company entered into a Credit Agreement with Conexant, under which the Company may borrow up to $50 million for working capital and other general corporate purposes. The credit facility is available for a term ending on June 29, 2007. The Company may borrow under the credit facility only to restore its cash balance to $25 million. Loans under the credit facility will accrue interest at the rate of 10 percent per annum, payable at maturity. The credit facility contains customary conditions and covenants, including restrictions on payment of dividends, consolidations, mergers, acquisitions, investments, capital expenditures, sales of assets, incurrence of indebtedness, transactions with affiliates and creation of liens and encumbrances. In the event that Mindspeed makes borrowings under the credit facility, Conexant will be entitled to exercise a portion of a warrant to purchase shares of Mindspeed common stock (see Note 9). Conexant’s commitment under the credit facility will be reduced by the amount of any new financing. To the extent the balance outstanding, if any, under the credit facility exceeds the amount of Conexant’s reduced commitment, the Company would be required to repay any such excess. As of September 30, 2004, the Company had made no borrowings under the credit facility.

6.	Commitments

      In connection with the Distribution, Mindspeed entered into a Sublease with Conexant pursuant to which Mindspeed leases its headquarters located in Newport Beach, California. The Sublease has an initial term extending through June 2008. Mindspeed may, at its option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs. Mindspeed’s minimum future obligation under the Sublease is estimated at approximately $6.5 million annually (a total of $24.4 million over the remainder of the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

      The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2009 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

      Rental expense was approximately $6.8 million, $9.0 million and $14.1 million during fiscal 2004, 2003 and 2002, respectively. Rental expense for fiscal 2004 and 2003 includes $4.5 million and $1.2 million, respectively, paid to Conexant under the Sublease. As of September 30, 2004, Mindspeed’s minimum future

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year

2005	$10,088
2006	9,007
2007	7,860
2008	5,177
2009	63

Total minimum future lease payments	$32,195

      The minimum future lease payments as of September 30, 2004 include an aggregate of $5.4 million relating to facilities no longer occupied by the Company, which is included in the restructuring liability in the accompanying consolidated balance sheets.

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

      The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. The Company may also be responsible for certain federal income tax liabilities under the tax allocation agreement between Mindspeed and Conexant, which provides that the Company will be responsible for certain taxes imposed on Mindspeed, Conexant or Conexant stockholders. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. Some customer guarantees and indemnities, and the majority of other guarantees and indemnities, do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

      The Company has a preferred share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock, the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company  1/100 th of a share of Junior Preferred Stock at a price of $20, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a then-current market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or  1/100 th of a share of Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

Warrants

      In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of September 30, 2004, the warrant remains outstanding and is exercisable through June 27, 2013.

      Also in the Distribution, as a result of adjustments made to an outstanding warrant to purchase shares of Conexant common stock, Mindspeed issued to Jazz Semiconductor, Inc. (Jazz) a warrant to purchase 1,036,806 shares of Mindspeed common stock, at a price of $2.5746 per share. During fiscal 2004, the Company issued 477,344 shares of its common stock upon the exercise of a portion of the warrants, for aggregate proceeds of $1.2 million. As of September 30, 2004, Jazz holds warrants to purchase 478,405 shares of Mindspeed common stock, exercisable through January 20, 2005.

      In connection with the credit facility, the Company issued to Conexant a warrant to purchase up to 8.3 million shares of Mindspeed common stock. The number of shares that may be acquired under the warrant will depend on the highest level of borrowings under the credit facility, increasing on a pro rata basis up to a maximum of 8.3 million shares if the level of borrowings under the credit facility reaches $50 million. The warrant will be exercisable for a period of ten years after the Distribution at a price per share equal to the lesser of $3.408 or the fair market value of Mindspeed common stock at the time of the borrowings under the credit facility that entitle Conexant to acquire the shares. The estimated fair value of any portion of the warrant that becomes exercisable as a result of borrowings under the credit facility will be charged against earnings as a cost of obtaining the credit facility. As of September 30, 2004, the Company had made no borrowings under the Credit Facility, and no portion of the warrant issued in connection therewith was exercisable.

      Each of the warrants issued to Conexant contains antidilution provisions that provide for adjustment of the warrants’ exercise prices, and the number of shares issuable under the warrants, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrants) at the time of the issuance of such securities, the warrants’ exercise prices will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrants and will depend on the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities.

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

	Year Ended September 30,

	2004		2003

		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	30,466	$2.07	—	$—
Issued in connection with the Distribution	—	—	29,936	1.98
Granted	2,839	4.31	4,251	2.69
Exercised	(5,516)	2.04	(2,977)	2.02
Cancelled	(930)	2.53	(744)	2.09

Outstanding at end of period	26,859	2.30	30,466	2.07

Exercisable at end of period	17,722	2.13	17,581	2.14

      Option awards under the Company’s stock option plans generally have terms of eight to ten years and generally vest over the four-year period following the grant date. The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2004 (shares in thousands):

			Outstanding			Exercisable

				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices			of Shares	Life (Years)	Price	of Shares	Price

$0.14	-	$1.40	3,935	6.1	$0.96	1,184	$0.91
1.44	-	2.29	9,548	4.3	1.80	9,305	1.80
2.34	-	2.73	9,322	6.3	2.49	6,089	2.41
2.78	-	4.41	3,279	6.6	3.56	993	4.09
4.46	-	23.29	775	7.0	7.62	151	7.71

0.14	-	23.29	26,859	5.6	2.30	17,722	2.13

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 15.8 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

			Outstanding			Exercisable

				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices			of Shares	Life (Years)	Price	of Shares	Price

$0.14	-	$1.39	1,621	6.2	$0.99	423	$0.97
1.44	-	2.29	5,080	4.8	1.81	4,963	1.80
2.34	-	2.73	5,892	6.6	2.56	2,815	2.47
2.81	-	4.41	2,565	7.3	3.42	349	4.05
4.46	-	16.98	633	7.6	7.61	34	8.25

0.14	-	16.98	15,791	6.1	2.50	8,584	2.10

Restricted Stock

      The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Prior to the Distribution, similar awards were made to Mindspeed employees under Conexant’s long-term incentives plans. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. In fiscal 2004, 2003 and 2002, Mindspeed recorded compensation expense of $0.1 million, $0.1 million and $0.7 million, respectively, for the value of restricted stock awards to employees, including amounts allocated from Conexant.

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan which allows eligible employees to purchase shares of its common stock at specified intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Prior to the Distribution, Mindspeed employees were eligible to participate in a similar plan sponsored by Conexant. Under the employee stock purchase plan, employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares under the plan, subject to certain limitations. Offering periods generally commence on the first trading day of February and August of each year and are generally 24 months in duration, but may be terminated earlier under certain circumstances. During fiscal 2004, the Company issued 783,000 shares of its common stock under the employee stock purchase plan for net proceeds of $2.2 million.

10.	Employee Benefit Plans

      The Company sponsors a 401(k) retirement savings plan for its eligible employees. Prior to the Distribution, Mindspeed employees were eligible to participate in similar plans sponsored by Conexant. The Company matches a portion of employee contributions and funds the matching contribution in shares of its common stock. In fiscal 2004 and 2003, the Company issued 220,000 and 118,000 shares, respectively, of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans, including amounts allocated from Conexant, of $1.2 million, $2.4 million and $3.1 million for fiscal 2004, 2003 and 2002, respectively.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Special Charges

      Special charges consist of the following (in thousands):

	2004	2003	2002

Asset impairments	$—	$23,397	$143,428
Restructuring charges	387	12,314	25,438
Other special charges	—	(8,541)	—

	$387	$27,170	$168,866

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

      As a result of these decisions, in fiscal 2002 the Company recorded impairment charges of $114.1 million to write down the carrying value of certain long-lived assets associated with these operations. Substantially all of the $61.0 million Novanet impairment charge was recorded to write down the carrying value of goodwill. The amount of the impairment charge was the excess of the carrying value of the goodwill over its fair value,

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was estimated to be zero because the Company did not expect to realize any significant cash flows from Novanet. The principal components of the $53.1 million NetPlane impairment charge included the balances of goodwill ($40.8 million) and identified intangible assets ($12.3 million). The amount of the impairment charge was the excess of the carrying value over fair value, which was estimated to be zero because the Company did not at that time expect to realize any significant cash flows from the disposition of NetPlane.

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

      Activity and liability balances related to the Mindspeed strategic restructuring plan through September 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$7,061	$16,109	$23,170
Cash payments	(2,419)	(1,211)	(3,630)
Non-cash charges	(552)	(354)	(906)

Restructuring balance, September 30, 2002	4,090	14,544	18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(5,149)	(5,149)

Restructuring balance, September 30, 2004	$—	$3,966	$3,966

      Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included the closure of the HotRail design center in San Jose, California and a further workforce reduction of approximately 130 employees. Restructuring charges for this plan included an aggregate of $4.8 million for severance benefits paid to the affected employees. In addition, restructuring charges for this plan also included $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through September 30, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(957)	(357)	(1,314)

Restructuring balance, September 30, 2004	$50	$756	$806

      Other Restructuring Plans — In fiscal 2002, the Company made cash payments of $0.5 million to complete the cost reduction actions under two additional restructuring plans initiated in fiscal 2001. In fiscal 2003, the Company reversed $0.2 million of previously accrued costs upon the resolution of liabilities for severance benefits payable under these plans.

      Through September 30, 2004, the Company paid an aggregate of $35.1 million in connection with its restructuring plans (including amounts paid prior to fiscal 2002) and has a remaining accrued restructuring

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance totaling $4.8 million (including $1.9 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.

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

      The financing provided by Conexant took the form of equity capital advances in Mindspeed, with no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future. The equity capital advances have been presented as additions to Conexant’s net investment in the consolidated statements of stockholders’ equity and comprehensive loss. Conexant provided the financing from its cash reserves, cash generated from operations and debt incurred at the parent level. The accompanying consolidated financial statements do not include any allocation of Conexant’s debt or the related interest expense.

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

      For periods prior to the Distribution, Mindspeed’s cost of goods sold and operating expenses include allocations from Conexant for certain services which Conexant provided to Mindspeed, facility rent and, through March 2002, allocations of costs associated with the underutilization of Conexant’s former manufacturing facilities. Expenses allocated from Conexant included in the accompanying consolidated statements of operations for periods prior to the Distribution are as follows (in thousands):

	2003	2002

Cost of goods sold	$491	$1,548
Research and development	3,294	6,557
Selling and marketing	2	129
General and administrative	3,470	4,562

	$7,257	$12,796

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating costs and expenses were allocated based upon specific identification to the extent possible; the remaining common costs are allocated on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefit received by Mindspeed. A summary of the primary methods used to allocate common costs and expenses is as follows:

Cost of goods sold:	• Percentage of specifically identified cost of goods sold for Mindspeed to the total of specifically identified cost of goods sold.

Research and development expenses and selling and marketing expenses:	• Detailed activity-based analyses.

• Percentage of specific spending for Mindspeed to the total spending for research and development expenses and selling and marketing expenses, respectively.

• Pro rata manufacturing capacity utilization (through March 2002)

General and administrative expenses:	• Percentage of all specifically identified costs incurred by Mindspeed to the total of all specifically identified costs incurred by Conexant for cost of goods sold, research and development expenses and selling and marketing expenses.

      In connection with the Distribution, Mindspeed and Conexant entered into a Transition Services Agreement, under which each of Mindspeed and Conexant agreed to provide certain services to the other. These services will be provided through various dates in 2004, unless the parties otherwise agree. The price for the services will be the actual cost of the services. The accompanying consolidated statements of operations include expenses of $0.1 million (2004) and $0.4 million (2003) for services purchased from Conexant under the Transition Services Agreement subsequent to the Distribution.

13.	Segment and Other Information

      The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2004	2003	2002

Multi-service access DSP products	$26,524	$7,942	$14,759
High-performance analog products	24,636	21,899	12,634
T/ E carrier products	41,702	32,212	33,488
ATM/ MPLS network processor products	26,266	18,574	14,661
Other	307	1,279	4,494

	$119,435	$81,906	$80,036

      Other revenues for fiscal 2003 and 2002 principally represent revenues of the NetPlane Systems software business, which the Company sold in the second quarter of fiscal 2003.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2004	2003	2002

United States	$38,151	$32,939	$43,313
Other Americas	10,050	8,823	3,319

Total Americas	48,201	41,762	46,632
Malaysia	14,077	2,353	939
Taiwan	10,135	9,683	3,686
Hong Kong	18,703	8,145	4,080
Japan	4,082	4,290	5,460
Other Asia-Pacific	6,541	3,767	4,642

Total Asia-Pacific	53,538	28,238	18,807
Europe, Middle East and Africa	17,696	11,906	14,597

	$119,435	$81,906	$80,036

      No other foreign country represented 10% or more of net revenues for any of the periods presented.

      Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2004	2003

United States	$39,639	$85,120
Europe, Middle East and Africa	4,494	14,087
Asia-Pacific	811	948

	$44,944	$100,155

14.	Subsequent Event

      In October 2004, the Company announced a restructuring plan consisting of a workforce reduction and the closure of a design center in Herzlia, Israel. The Company expects to record fiscal 2005 restructuring charges for the cost of severance benefits payable to affected employees and costs related to contractual obligations for the purchase of design tools and other services in excess of requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mindspeed Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the accompanying consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and intangible assets.

DELOITTE & TOUCHE LLP

Costa Mesa, California

October 25, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of September 30, 2004 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to timely alert them to material information relating to the Company required to be included in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the Proxy Statement).

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference from the sections entitled “Executive Officers,” “Election of Directors,” “Board Committees and Meetings” and “Other Matters — Code of Ethics” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference from the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

      The following consolidated financial statements of the Company for the fiscal year ended September 30, 2004 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm

(2)	Supplemental Schedules

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146) (the “2003 Stock Option Plan S-3”), is incorporated herein by reference.
3.2	Bylaws of Registrant, as amended, filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.
4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650) (the “Form 10”), is incorporated herein by reference.
4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
4.3	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.
4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.5	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.2	Employee Matters Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3		Tax Allocation Agreement dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.4		Sublease dated as of June 27, 2003 by and between Conexant Systems, Inc. and Mindspeed Technologies, Inc., filed as Exhibit 2.4 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.5		Credit Agreement dated as of June 27, 2003 by and among Mindspeed Technologies, Inc., the subsidiaries of Mindspeed Technologies, Inc. from time to time parties thereto and Conexant Systems, Inc., filed as Exhibit 2.5 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.6		Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.
*10	.7	Form of Employment Agreement to be entered into between Registrant and certain executives of Registrant, filed as Exhibit 10.8.1 to the Form 10, is incorporated herein by reference.
*10	.8	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.7 hereto.
*10	.9	Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the 2003 Stock Option Plan S-3, is incorporated herein by reference.
*10	.10	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106148), is incorporated herein by reference.
*10	.11	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.
*10	.12	Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.
*10	.13	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.
*10	.14	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106481), is incorporated herein by reference.
*10	.15	Confidential Severance Agreement and General Release by and between Harry Davoody and Mindspeed Technologies, Inc., filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.
*10	.16	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
*10	.17	Stock Option Agreement Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
*10	.18	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
*10	.19	Restricted Stock Award Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
21		List of subsidiaries of Registrant.
23		Consent of independent registered public accounting firm.
24		Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits

      See subsection (a) (3) above.

(c)	Financial Statement Schedules

      Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 1st day of December, 2004.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ RAOUF Y. HALIM

Raouf Y. Halim
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 1st day of December, 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ RAOUF Y. HALIM Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ SIMON BIDDISCOMBE Simon Biddiscombe		Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ DWIGHT W. DECKER* Dwight W. Decker		Chairman of the Board of Directors

/s/ DONALD R. BEALL* Donald R. Beall		Director

/s/ DONALD H. GIPS* Donald H. Gips		Director

/s/ MING LOUIE* Ming Louie		Director

/s/ THOMAS A. MADDEN* Thomas A. Madden		Director

/s/ JERRE L. STEAD* Jerre L. Stead		Director

*By:	/s/ RAOUF Y. HALIM Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
Description	of Year	Expenses	(1)	of Year

	(In thousands)
Year ended September 30, 2004:
Allowance for doubtful accounts	$932	$(118)	$(187)	$627
Reserve for sales returns and allowances	430	574	(82)	922
Allowance for excess and obsolete inventories	21,361	4,697	(1,564)	24,494
Year ended September 30, 2003:
Allowance for doubtful accounts	$1,897	$(593)	$(372)	$932
Reserve for sales returns and allowances	641	(39)	(172)	430
Allowance for excess and obsolete inventories	27,191	1,239	(7,069)	21,361
Year ended September 30, 2002:
Allowance for doubtful accounts	$4,030	$1,936	$(4,069)	$1,897
Reserve for sales returns and allowances	250	2,466	(2,075)	641
Allowance for excess and obsolete inventories	23,024	4,518	(351)	27,191

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.8	Schedule identifying agreements substantially identical to the Employment Agreement constituting Exhibit 10.7 hereto.
10.16	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.17	Stock Option Agreement Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.18	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.19	Restricted Stock Award Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
21	List of subsidiaries of Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.