Form 10-Q
period 2004-12-31
MINDSPEED TECHNOLOGIES, INC
filed 2005-02-08
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes  ☑    No  ☐

Number of shares of registrant’s common stock outstanding as of January 28, 2005 was 101,941,247.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: our expectations of future losses and negative cash flows; the sufficiency of our liquidity and capital resources; our ability to achieve revenue growth; the effect of the adoption of SFAS 123R; the levels of future amortization expense; the outcome of lawsuits, claims or proceedings against us; the expected reduction in headcount and facilities closures and the timing and amount of cost savings under our restructuring plans; the timing and amount of payments required to complete our restructuring plans, and their effect on our liquidity; the levels of inventory held by us and our customers; our expectations of the growth prospects for the market for network infrastructure equipment in general, and for the applications on which we focus in particular; the length of our customers’ design cycles; our ability to obtain design wins; the impact of cyclical fluctuations on our business; inventory write-downs; impairment charges; income taxes; the potential dilution resulting from adjustments to our convertible senior notes or warrants to purchase our common stock; and the effect of interest rate risk and foreign exchange risk.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	market demand for our new and existing products;

•	availability and terms of capital needed for our business;

•	our ability to reduce our cash consumption;

•	successful development and introduction of new products;

•	obtaining design wins and developing revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to maintain operating expenses within anticipated levels; and,

•	the ability to attract and retain qualified personnel.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed Technologies® is a registered trademark of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$75,600	$43,638
Receivables, net of allowance of $631 and $627 at December 31, 2004 and September 30, 2004, respectively	16,080	19,618
Inventories	9,341	11,986
Other current assets	6,502	6,114

Total current assets	107,523	81,356

Property, plant and equipment, net	18,552	20,979
Intangible assets, net	7,806	20,385
Other assets	5,448	3,580

Total assets	$139,329	$126,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,159	$13,112
Deferred revenue	4,147	3,471
Accrued compensation and benefits	9,031	9,282
Restructuring	4,358	2,823
Other current liabilities	3,915	3,586

Total current liabilities	28,610	32,274

Convertible senior notes	43,931	—
Other liabilities	3,828	3,099

Total liabilities	76,369	35,373

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 101,880 and 100,619 shares issued at December 31, 2004 and September 30, 2004, respectively	1,019	1,006
Additional paid-in capital	234,304	231,577
Accumulated deficit	(155,902)	(125,423)
Accumulated other comprehensive loss	(15,888)	(16,024)
Unearned compensation	(573)	(209)

Total stockholders’ equity	62,960	90,927

Total liabilities and stockholders’ equity	$139,329	$126,300

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,
	2004	2003
Net revenues	$26,316	$26,746
Cost of goods sold	7,982	8,128

Gross margin	18,334	18,618

Operating expenses:
Research and development	19,604	20,424
Selling, general and administrative	10,662	11,960
Amortization of intangible assets	12,676	12,476
Special charges	5,473	—

Total operating expenses	48,415	44,860

Operating loss	(30,081)	(26,242)

Other income, net	—	214

Loss before income taxes	(30,081)	(26,028)

Provision for income taxes	398	192

Net loss	$(30,479)	$(26,220)

Net loss per share, basic and diluted	$(0.30)	$(0.28)

Weighted-average number of shares used in per share computation	100,804	94,612

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,
	2004	2003
Cash Flows From Operating Activities
Net loss	$(30,479)	$(26,220)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,599	3,019
Amortization of intangible assets	12,676	12,476
Asset impairments	600	—
Inventory provisions	495	999
Other non-cash items, net	295	(8)
Changes in assets and liabilities:
Receivables	3,535	(2,678)
Inventories	2,150	(814)
Accounts payable	(5,953)	(1,729)
Deferred revenue	676	821
Accrued expenses and other current liabilities	1,859	(1,354)
Other	1,724	55

Net cash used in operating activities	(9,823)	(15,433)

Cash Flows From Investing Activities
Capital expenditures	(762)	(2,161)
Sales of assets	128	—
Purchase of marketable securities	(3,253)	—

Net cash used in investing activities	(3,887)	(2,161)

Cash Flows From Financing Activities
Sale of convertible senior notes	43,930	—
Exercise of stock options and warrants	2,062	4,232
Deferred financing costs	(320)	(64)

Net cash provided by financing activities	45,672	4,168

Net increase (decrease) in cash and cash equivalents	31,962	(13,426)

Cash and cash equivalents at beginning of period	43,638	80,121

Cash and cash equivalents at end of period	$75,600	$66,695

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

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement, an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 6), necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2004 and 2003 relate to the actual fiscal 2005 first quarter ended December 31, 2004 and the actual fiscal 2004 first quarter ended January 2, 2004, respectively.

Stock-Based Compensation – As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method required by APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 (in thousands, except per share amounts).

	Three months ended
	December 31,
	2004	2003
Net loss, as reported	$(30,479)	$(26,220)
Stock-based employee compensation expense determined under the fair value method	3,909	8,994

Pro forma net loss	$(34,388)	$(35,214)

Net loss per share, basic and diluted:
As reported	$(0.30)	$(0.28)
Pro forma	$(0.34)	$(0.37)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

period. The decrease in stock-based employee compensation expense determined under the fair value method for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested. The fair value of stock options granted by Mindspeed under its stock option plans has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	December 31,
	2004	2003
Risk-free interest rate	3.3%	2.3%
Expected volatility	100%	90%
Dividend yield	—	—
Expected option life	3.5 years	3.5 years
Weighted-average fair value of options granted	$1.60	$3.63

Recent Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company will no longer be able to account for share-based compensation transactions using the intrinsic method of APB 25. Instead, the Company will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in the fourth quarter of fiscal 2005 using “modified prospective application,” which will require that the Company recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. Although the Company is currently evaluating the impact of SFAS 123R on its results of operations, the Company expects the adoption of SFAS 123R to materially increase its operating expenses.

Income Taxes – The provision for income taxes for the three months ended December 31, 2004 and 2003 principally consists of income taxes incurred by the Company’s foreign subsidiaries.

Supplemental Cash Flow Information – The Company paid no interest for the three months ended December 31, 2004 and 2003, respectively. Income taxes paid, net of refunds received, for the three months ended December 31, 2004 and 2003 were $151,000 and $32,000 respectively.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Marketable Securities

In connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes due 2009 (Note 3), the Company purchased U.S. Treasury securities having an aggregate face amount of approximately $3.4 million for approximately $3.3 million. The securities, which have been pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due, mature at various dates between May 2005 and November 2006 and are included in other current assets and other assets in the accompanying consolidated balance sheet. Consequently, these securities are classified as held to maturity securities and are recorded at their amortized cost. As of December 31, 2004, the $3.3 million carrying value of the securities approximates their fair value.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2004	2004
Work-in-process	$4,100	$4,585
Finished goods	5,241	7,401

	$9,341	$11,986

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three months ended December 31, 2004 and 2003, the Company sold inventories with an original cost of approximately $2.0 million and $1.0 million, respectively, that had been written down to a zero cost basis during fiscal 2001.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2004		September 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization
Developed technology	$231,299	$(224,262)	$228,618	$(210,467)
Customer base	28,527	(27,798)	28,045	(25,916)
Other intangible assets	11,131	(11,091)	10,786	(10,681)

	$270,957	$(263,151)	$267,449	$(247,064)

The increases in the gross amounts of intangible assets as of December 31, 2004, as compared with September 30, 2004, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Unless earlier impairment is required, amortization of intangible assets is expected to be approximately $20.5 million for fiscal 2005, including the $12.7 million recorded in the fiscal 2005 first quarter.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Net loss	$(30,479)	$(26,220)
Foreign currency translation adjustments	136	738

Comprehensive loss	$(30,343)	$(25,482)

The balance of accumulated other comprehensive loss at December 31, 2004 and September 30, 2004 consists of accumulated foreign currency translation adjustments.

Revenues by Product Line

Revenues by product line are as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Multiservice access DSP products	$6,470	$3,558
High-performance analog products	6,258	4,768
T/E carrier products	8,425	12,014
ATM/MPLS network processor products	5,163	6,148
Other	—	258

	$26,316	$26,746

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Americas	$11,414	$13,188
Asia-Pacific	11,436	10,042
Europe, Middle East and Africa	3,466	3,516

	$26,316	$26,746

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

The following direct customers accounted for 10% or more of net revenues:

	Three months ended
	December 31,
	2004	2003
Customer A	16%	16%
Customer B	16%	11%
Customer C	15%	7%
Customer D	13%	1%
Customer E	—	12%

3. Convertible Senior Notes

In December 2004, the Company sold $46.0 million aggregate principal amount of Convertible Senior Notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The Company used approximately $3.3 million of the proceeds to purchase U.S. government securities that have been pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of the Company’s common stock. Upon conversion, the Company may, at its option, elect to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The initial conversion rate is 355.8719 shares per $1,000 principal amount of the notes, representing an initial conversion price of $2.81 per share, subject to adjustment to reflect stock dividends, stock splits, issuances of rights to purchase shares of the Company’s common stock and other events. In addition, if the market price of the Company’s common stock is less than $1.89 for at least 20 out of any 30 consecutive trading days during the twelve month period following the issuance of the notes, the conversion price will be reduced to $2.31 per share.

If the Company undergoes certain fundamental changes (as defined in the indenture) holders of notes may require the Company to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, the Company will be required to increase the number of shares issuable upon conversion by up to 78.9 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), the Company may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2004, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.

In connection with the sale of the notes, the Company granted the purchasers certain registration rights. In the event the Company fails to register the notes and the common stock issuable upon the conversion of the notes within the specified time periods, it will be required to pay the noteholders additional interest of up to 0.5% per annum until the registration is effective.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. The Company had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.

Interest expense for the three months ended December 31, 2004 was $140,000.

4. Stock Warrants

During the three months ended December 31, 2004, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz Semiconductor, Inc. for aggregate proceeds of $1.2 million.

As of December 31, 2004, outstanding warrants consist of a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013, held by Conexant.

5. Commitments and Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries to the extent such matters relate to the Mindspeed business.

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

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. The Company may also be responsible for certain federal income tax liabilities under the Tax Allocation Agreement between Mindspeed and Conexant, which provides that the Company will be responsible for certain taxes imposed on Mindspeed, Conexant or Conexant stockholders. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. The majority of other guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated condensed balance sheets. Product warranty costs have not been significant to date.

6. Special Charges

Special charges consist of the following (in thousands):

	Three months ended
	December 31,
	2004	2003
Asset impairments	$600	$—
Restructuring charges	4,873	—

	$5,473	$—

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Asset Impairments

During the first three months of fiscal 2005, the Company recorded asset impairment charges totaling $600,000 related to property and equipment that it determined to abandon or scrap.

Restructuring Charges

Mindspeed 2004 Restructuring Plan — In October 2004, the Company announced a restructuring plan intended to reduce its operating expenses while focusing its research and development investment in key high-growth markets, including voice-over-IP and high-performance analog applications. The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the expense reductions are expected to come from the termination of research and development programs which the Company believes have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally the Company’s ATM/MPLS network processor products and, to a lesser extent, its T/E carrier transmission products. The remainder of the expected cost savings are expected to come from the selling, general and administrative functions. The Company plans to complete the majority of these actions by June 30, 2005, reducing its workforce by approximately 100 employees.

In connection with these actions, the Company recorded restructuring charges of approximately $5.0 million during the first quarter of fiscal 2005. The restructuring charges included an aggregate of $2.2 million for severance benefits payable to the affected employees and approximately $2.8 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. The Company expects to record additional fiscal 2005 restructuring charges totaling approximately $700,000 and to pay the majority of the restructuring costs in cash during fiscal 2005.

Activity and liability balances related to the Mindspeed 2004 restructuring plan through December 31, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,173	$2,789	$4,962
Cash payments	(586)	—	(586)

Restructuring balance, December 31, 2004	$1,587	$2,789	$4,376

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2004, the Company reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.2 million for the three months ended December 31, 2004.

As of December 31, 2004, the Company has a remaining accrued restructuring balance totaling $7.8 million (including $3.5 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.

7. Related Party Transactions

Mindspeed leases its headquarters and principal design center in Newport Beach, California from Conexant under the Sublease. Rent expense under the Sublease totaled $1.1 million for the three months ended December 31, 2004. Following the Distribution, Mindspeed and Conexant each provided certain services to the other under the Transition Services Agreement. For the three months ended December 31, 2003, the aggregate cost of such services and rent under the Sublease was $1.3 million. Services under the Transition Services Agreement during the three months ended December 31, 2004 were insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are classified into four focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products, T/E carrier products and asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment and Internet protocol (IP) private branch exchanges (PBXs). Service providers use this equipment for the processing, transmission and switching of high-speed voice and data traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., Ltd., Nortel Networks, Inc. and Siemens A.G.

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 53% and 47% of our revenues for fiscal 2004 and the first quarter of fiscal 2005, respectively. For fiscal 2004, distributors Avnet, Inc. and RTI Industries Company Ltd. accounted for 16% and 12% of our net revenues; for the first quarter of fiscal 2005, distributors Avnet and Alltek Technology Corporation and manufacturing service providers Sanmina-SCI Corporation and Jabil Circuit, Inc. accounted for 16%, 15%, 16% and 13%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 20% and 24% of our net revenues for fiscal 2004 and the first quarter of fiscal 2005, respectively, and that no other OEM customer accounted for 10% or more of our net revenues for these periods. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 68% and 64%, respectively, of our net revenues for fiscal 2004 and the first quarter of fiscal 2005. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

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

In response to this severe downturn in the markets for our products, we took a number of actions designed to improve our financial performance, including workforce reductions, significant decreases in capital spending, the consolidation of certain facilities and salary reductions for our senior management team. These actions reduced our workforce from approximately 1,500 employees in fiscal 2000 to 574 employees at January 28, 2005. Through these cost reduction actions, we reduced our combined research and development and selling, general and administrative expenses from $306.2 million in fiscal 2001 to $126.4 million in fiscal 2004. In October 2004, we announced additional cost reduction actions, as discussed below, designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005.

At the same time, we have sought to maximize our return on our research and development spending by focusing our efforts on products for the network infrastructure applications that we believe offer the most attractive near-term growth prospects. In addition, we eliminated research and development spending in product areas that we believe have a longer return-on-investment timeframe or that address slower growth markets. In particular, we ceased research and development efforts directed toward applications such as high-end optical networking. As a result of this process, we closed four design centers and we sold the assets of the NetPlane Systems software business.

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

Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. We and Conexant also entered into a Credit Agreement, an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, allowances for doubtful accounts, revenue recognition, impairment of long-lived assets and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. Under SFAS 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic method of APB 25. Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. We expect to adopt SFAS 123R in the fourth quarter of fiscal 2005 using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. Although we are currently evaluating the impact of SFAS 123R on our results of operations, we expect that the adoption of SFAS 123R will significantly increase our operating expenses.

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

The following table summarizes our net revenues:

	Three months ended December 31,
($ in millions)	2004	Change	2003

Net revenues	$26.3	(2)%	$26.7

Beginning in the fourth quarter of fiscal 2004, our revenues were adversely affected by a drop in end-customer demand—particularly in China—combined with a build-up in the levels of inventory held by a number of our key customers. As a result, our fiscal 2004 fourth quarter net revenues decreased approximately 25%, as compared to the preceding quarter, to $26.6 million. These market conditions and inventory levels continued to affect our revenues in the first quarter of fiscal 2005.

The decrease in our net revenues for the first quarter of fiscal 2005 compared to the similar fiscal 2004 period principally reflects lower sales volumes in our T/E carrier products and our ATM/ MPLS network processor products, partially offset by increased sales of our multiservice access DSP products and our high-performance analog products. The decrease in revenues from our T/E carrier products principally reflects lower demand for our T1/E1 and T3/E3 line interface units resulting from a slowdown in consumption of our products in access and metropolitan area network applications. We also experienced lower demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. Revenues from our multiservice access DSP products reflect increased demand for our multi-service access voice-over-IP solutions used in carrier infrastructure applications. Revenues from our high-performance analog products reflect increased shipments of crosspoint switches for storage and telecommunications applications and physical media dependent devices used in network infrastructure for fiber-to-the-premise deployments and metropolitan area networks.

Gross Margin

	Three months ended December 31,
($ in millions)	2004	Change	2003

Gross margin	$18.3	(2)%	$18.6
Percent of net revenues	70%		70%

Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Jazz and Amkor Technology, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold.

Our gross margin for the first quarter of fiscal 2005 compared to the similar fiscal 2004 period reflects the decrease in our quarterly revenues. For the first quarter of fiscal 2005 and 2004, our gross margin also benefited from the sale of inventories with an original cost of $2.0 million and $1.0 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.

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

From the time of the fiscal 2001 inventory write-downs through December 31, 2004, we scrapped a portion of these inventories having an original cost of $35.3 million and sold a portion of these inventories with an original cost of $19.7 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of December 31, 2004, we continued to hold inventories with an original cost of $28.4 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended December 31,
($ in millions)	2004	Change	2003

Research and development	$19.6	(4)%	$20.4
Percent of net revenues	74%		76%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions as well as lower supplies costs.

We anticipate further reductions in our R&D expenses under our 2004 restructuring plan discussed below.

Selling, General and Administrative

	Three months ended December 31,
($ in millions)	2004	Change	2003

Selling, general and administrative	$10.7	(11)%	$12.0
Percent of net revenues	41%		45%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in our SG&A expenses for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily reflects the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions.

We anticipate further reductions in our SG&A expenses under our 2004 restructuring plan discussed below.

Amortization of Intangible Assets

	Three months ended December 31,
($ in millions)	2004	Change	2003

Amortization of intangible assets	$12.7	2%	$12.5

The increase in amortization expense in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 principally reflects the impact of foreign currency exchange rate fluctuations. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Unless earlier impairment is required, we expect amortization of intangible assets to be approximately $20.5 million for fiscal 2005, including the $12.7 million recorded in the fiscal 2005 first quarter.

Special Charges

Special charges consist of the following:

	Three months ended December 31,
($ in millions)	2004	2003

Asset impairments	$0.6	$—
Restructuring charges	4.9	—

	$5.5	$—

Asset Impairments

During the first three months of fiscal 2005, we recorded asset impairment charges totaling $600,000 related to property and equipment that we determined to abandon or scrap.

We continually monitor and review long-lived assets, including fixed assets and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of our assets.

Restructuring Charges

Mindspeed 2004 Restructuring Plan — In October 2004, we announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including VoIP and high-performance analog applications. We expect these actions will reduce our combined research and development and selling, general and administrative expenses from $31.2 million for the fourth quarter of fiscal 2004 to approximately $26 million in the fourth quarter of fiscal 2005, a decrease of approximately 17 percent.

The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the expense reductions is expected to come from the termination of research and development programs which we believe have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally our ATM/MPLS network processor products and, to a lesser extent, our T/E carrier transmission products. The remainder of the expected cost savings is expected to come from the selling, general and administrative functions. We expect these actions to reduce our workforce by approximately 100 employees. We plan to complete the majority of these actions by June 30, 2005, and we expect to realize the full benefit of the cost reductions beginning in the fiscal 2005 fourth quarter.

In connection with these actions, we recorded restructuring charges of approximately $5.0 million during the first quarter of fiscal 2005. The restructuring charges included an aggregate of $2.2 million for severance benefits payable to the affected employees and approximately $2.8 million related to contractual obligations for the purchase of design tools and other services in excess of our requirements. We expect to record additional fiscal 2005 restructuring charges totaling approximately $700,000 for severance benefits payable to affected employees and to pay the majority of the restructuring costs in cash during fiscal 2005. Activity and liability balances related to the Mindspeed 2004 restructuring plan through December 31, 2004 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,173	$2,789	$4,962
Cash payments	(586)	—	(586)

Restructuring balance, December 31, 2004	$1,587	$2,789	$4,376

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2004, we reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.2 million for the three months ended December 31, 2004.

As of December 31, 2004, we have a remaining accrued restructuring balance totaling $7.8 million (including $3.5 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

Other Income, Net

	Three months ended
	December 31,
($ in millions)	2004	2003

Other income, net	$ —	$0.2

Other income, net principally consists of interest income and expense, foreign exchange gains and losses and other non-operating gains and losses. The decrease in net other income for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 reflects interest expense on the $46 million convertible senior notes issued in December 2004 and the write-off of capitalized costs associated with the terminated credit facility, partially offset by foreign exchange gains and other items.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2005 and 2004 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first quarter of fiscal 2005 and 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2005 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources

Cash used in operating activities was $9.8 million for the first quarter of fiscal 2005 compared to $15.4 million for the first quarter of fiscal 2004. Operating cash flows for the first quarter of fiscal 2005 reflect our net loss of $30.5 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $16.7 million, and net working capital decreases of approximately $4.0 million.

The net working capital decreases for the first quarter of fiscal 2005 consisted principally of a $3.5 million decrease in accounts receivable resulting from a decrease in our average collection period and a $2.2 million decrease in net inventories. The net working capital decreases also included a $1.9 million increase in accrued expenses and other current liabilities, principally related to the timing of payments for restructuring costs, and other working capital decreases. These amounts were partially offset by a $6.0 million decrease in accounts payable, principally related to the timing of vendor payments.

Cash used in investing activities of $3.9 million for the first quarter of fiscal 2005 principally consisted of purchases of marketable securities of $3.3 million and capital expenditures of $762,000, partly offset by proceeds from asset sales of $128,000. For the first quarter of fiscal 2004, cash used in investing activities of $2.2 million consisted of capital expenditures.

Cash provided by financing activities of $45.7 million for the first quarter of fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $2.1 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $320,000. Cash provided by financing activities of $4.2 million for the first quarter of fiscal 2004 principally consisted of proceeds from the exercise of stock options and warrants.

Convertible Senior Notes Offering

In December 2004, we sold $46.0 million aggregate principal amount of Convertible Senior Notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that have been pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of our common stock. Upon conversion, we may, at our option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. The initial conversion rate is 355.8719 shares per $1,000 principal amount of the notes, representing an initial conversion price of $2.81 per share, subject to adjustment to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock and other events. In addition, if the market price of our common stock is less than $1.89 for at least 20 out of any 30 consecutive trading days during the twelve month period following the issuance of the notes, the conversion price will be reduced to $2.31 per share.

If we undergo certain fundamental changes (as defined in the indenture) holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we will be required to increase the number of shares issuable upon conversion by up to 78.9 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2004, the estimated fair value of our liability under the fundamental change adjustment was not significant.

In connection with the sale of the notes, we granted the purchasers certain registration rights. In the event we fail to register the notes and the common stock issuable upon conversion of the notes within the specified time periods, we will be required to pay the noteholders additional interest of up to 0.5% per annum until the registration is effective.

Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. We had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.

Agreements with Conexant

In the distribution, we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Moreover, we may not realize any cash proceeds from the exercise of the warrant held by Conexant. A holder of the warrant may opt for a cashless exercise of all or part of the warrant. In a cashless exercise, the holder of the warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

Liquidity

Our principal sources of liquidity are our existing cash balances and cash generated from product sales. Our cash and cash equivalents at December 31, 2004 totaled $75.6 million and our working capital at December 31, 2004 was $78.9 million.

In order to achieve profitability, or to generate positive cash flows from operations, we must achieve substantial revenue growth. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. In October 2004, we announced additional cost reduction actions designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We expect to continue to incur significant losses and negative cash flows at least through fiscal 2005 and we may incur additional significant losses and negative cash flows in subsequent periods.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
			(in millions)
Long-term debt	$46.0	$—	$—	$46.0	$—
Operating leases	27.4	8.7	14.3	4.4	—
Purchase obligations	11.1	5.0	4.4	1.7	—

Total	$84.5	$13.7	$18.7	$52.1	$—

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.

In connection with the distribution, we entered into a Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008. We may, at our option, renew the Sublease for an additional two-year term. Rent payable under the Sublease will be a prorated portion of Conexant’s actual costs, plus additional fees in the option term. We estimate our minimum future obligation under the Sublease at approximately $5.3 million annually (a total of $20.0 million over the remainder of the initial lease term), but actual rents under the Sublease will vary based upon Conexant’s actual costs.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2009 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to the Mindspeed business. We may also be responsible for certain federal income tax liabilities under the Tax Allocation Agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

We incurred a net loss of $30.5 million for the first quarter of fiscal 2005 compared to a net loss of $26.2 million in the first quarter of fiscal 2004. We incurred net losses of $93.2 million in fiscal 2004 and $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003. We expect that we will continue to incur significant losses and negative cash flows at least through fiscal 2005 and we may incur additional significant losses and negative cash flows in subsequent periods.

In order to become profitable, or to generate positive cash flows from operations, we must achieve substantial revenue growth. This additional revenue growth will depend on a further renewal in demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. In October 2004, we announced additional cost reduction actions designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first quarter of fiscal 2005, our net cash used in operating activities was $9.8 million compared to net cash used in operating activities of $15.4 million for the first quarter of fiscal 2004. Net cash used in operating activities was $43.2 million for fiscal 2004 and $125.6 million for fiscal 2003. Our principal sources of liquidity are our existing cash balances ($75.6 million as of December 31, 2004) and cash generated from product sales. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 53% and 47%, respectively, of our net revenues for fiscal 2004 and the first quarter of fiscal 2005.

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

For fiscal 2004 and the first quarter of fiscal 2005, approximately 68% and 64%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

Fluctuations or decreases in the market price of our common stock may also trigger an adjustment to the conversion price applicable to our $46 million principal amount of convertible senior notes. If the market price of our common stock is less than $1.89 for at least 20 out of any 30 consecutive trading days during the twelve month period following the issuance of the notes, the conversion price will be reduced from $2.81 per share to $2.31 per share. Such an adjustment would increase the number of shares of our common issuable upon conversion of the notes by an aggregate of approximately 3.5 million shares, which would be dilutive to the interests of our existing stockholders and may adversely affect the market price of our common stock.

Substantial sales of the shares of our common stock issuable upon exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 17 percent of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.

Antidilution and other provisions in the warrant issued to Conexant may also adversely affect our stock price or our ability to raise additional financing.

The warrant issued to Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Moreover, we may not realize any cash proceeds from the exercise of the warrant held by Conexant. A holder of the warrant may opt for a cashless exercise of all or part of the warrant. In a cashless exercise, the holder of the warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.

Some of our directors and executive officers may have potential conflicts of interest because of their positions with Conexant or their ownership of Conexant common stock.

Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the warrants to purchase our common stock issued to Conexant, or other agreements entered into between us and Conexant in connection with the distribution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, marketable securities and long-term debt. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities of high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents and our marketable securities are not subject to significant interest rate risk due to the short maturities of these instruments. Our marketable securities consist of U.S. Treasury securities having maturities of less than two years. As of December 31, 2004, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of the risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2004, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2004, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of December 31, 2004 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, we issued an aggregate of 478,405 shares of our common stock upon exercise of a warrant held by Jazz. These shares of common stock were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Bylaws of Registrant, as amended, filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.4	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.3 hereto), is incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 8, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.6	First Amendment to Rights Agreement, dated as of December 6, 2004, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

10.1	Amendment No. 1 to Credit Agreement dated June 27, 2003 among the Registrant, certain subsidiaries of the Registrant and Conexant Systems, Inc., dated December 2, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 3, 2004, is incorporated herein by reference.

10.2	Purchase Agreement, dated December 2, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

10.3	Pledge Agreement, dated as of December 8, 2004, by the Registrant in favor of Wells Fargo Bank, N.A. , filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

10.4	Control Agreement, dated as of December 8, 2004, by and among the Registrant and Wells Fargo Bank, N.A., in its capacity as trustee, and Wells Fargo Bank, N.A., in its capacity as securities intermediary and depositary bank, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: February 8, 2005	By	/s/ Simon Biddiscombe
Simon Biddiscombe
Senior Vice President, Chief Financial Officer
Secretary and Treasurer
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