Form 10-Q
period 2005-03-31
MINDSPEED TECHNOLOGIES, INC
filed 2005-05-10
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005*

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of registrant’s common stock outstanding as of April 29, 2005 was 103,035,891.

*	For presentation purposes of this Form 10-Q, references made to the March 31, 2005 period relate to the actual fiscal 2005 second quarter ended April 1, 2005.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation:

•	discussions of the growth prospects for the network infrastructure equipment and communications semiconductors markets;

•	the focus of our research and development spending on certain products, and our expectation of the growth prospects for those products;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next twelve months;

•	discussions of our restructuring plans, including the timing and intended results of cost reduction actions such as facilities closures and workforce reductions and decreases in research and development and selling, general and administrative expenses;

•	the source of funds for, and timing of, payments under our restructuring plans, and their impact on our liquidity;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	market demand for our new and existing products;

•	availability and terms of capital needed for our business;

•	our ability to reduce our cash consumption;

•	successful development and introduction of new products;

•	obtaining design wins and developing revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to maintain operating expenses within anticipated levels; and

•	the ability to attract and retain qualified personnel.

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

Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$23,903	$43,638
Marketable securities	46,490	—
Receivables, net of allowance of $575 and $627 at March 31, 2005 and September 30, 2004, respectively	13,529	19,618
Inventories	10,008	11,986
Other current assets	4,767	6,114

Total current assets	98,697	81,356

Property, plant and equipment, net	17,854	20,979
Intangible assets, net	824	20,385
Other assets	5,446	3,580

Total assets	$122,821	$126,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,906	$13,112
Deferred revenue	3,451	3,471
Accrued compensation and benefits	6,978	9,282
Restructuring	4,012	2,823
Other current liabilities	3,721	3,586

Total current liabilities	29,068	32,274

Convertible senior notes	44,026	—
Other liabilities	3,432	3,099

Total liabilities	76,526	35,373

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 102,802 and 100,619 shares issued at March 31, 2005 and September 30, 2004, respectively	1,028	1,006
Additional paid-in capital	236,117	231,577
Accumulated deficit	(174,297)	(125,423)
Accumulated other comprehensive loss	(15,954)	(16,024)
Unearned compensation	(599)	(209)

Total stockholders’ equity	46,295	90,927

Total liabilities and stockholders’ equity	$122,821	$126,300

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenues	$26,644	$30,750	$52,960	$57,496
Cost of goods sold	8,316	7,899	16,298	16,027

Gross margin	18,328	22,851	36,662	41,469

Operating expenses:
Research and development	18,613	20,120	38,217	40,544
Selling, general and administrative	10,430	10,913	21,092	22,873
Amortization of intangible assets	6,981	12,631	19,657	25,107
Special charges	508	387	5,981	387

Total operating expenses	36,532	44,051	84,947	88,911

Operating loss	(18,204)	(21,200)	(48,285)	(47,442)

Other income (expense), net	(254)	135	(254)	349

Loss before income taxes	(18,458)	(21,065)	(48,539)	(47,093)

Provision (benefit) for income taxes	(63)	281	335	473

Net loss	$(18,395)	$(21,346)	$(48,874)	$(47,566)

Net loss per share, basic and diluted	$(0.18)	$(0.22)	$(0.48)	$(0.49)

Weighted-average number of shares used in per share computation	102,075	98,239	101,440	96,426

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(48,874)	$(47,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,954	5,867
Amortization of intangible assets	19,657	25,107
Asset impairments	604	—
Inventory provisions	739	1,510
Other non-cash items, net	597	4
Changes in assets and liabilities:
Receivables	6,140	(3,937)
Inventories	1,239	(7,260)
Accounts payable	(2,206)	(1,256)
Deferred revenue	(20)	1,711
Accrued expenses and other current liabilities	175	(2,911)
Other	1,509	440

Net cash used in operating activities	(15,486)	(28,291)

Cash Flows From Investing Activities
Capital expenditures	(2,463)	(3,123)
Sales of assets	137	54
Purchase of available-for-sale marketable securities	(44,875)	—
Purchase of held-to-maturity marketable securities	(3,253)	—

Net cash used in investing activities	(50,454)	(3,069)

Cash Flows From Financing Activities
Sale of convertible senior notes	43,930	—
Exercise of stock options and warrants	2,690	10,939
Deferred financing costs	(415)	(64)

Net cash provided by financing activities	46,205	10,875

Net decrease in cash and cash equivalents	(19,735)	(20,485)
Cash and cash equivalents at beginning of period	43,638	80,121

Cash and cash equivalents at end of period	$23,903	$59,636

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

Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2005 and 2004 relate to the actual fiscal 2005 second quarter ended April 1, 2005 and the actual fiscal 2004 second quarter ended April 2, 2004, respectively. References to the periods ended September 30, 2004 relate to the actual fiscal year ended October 1, 2004.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss, as reported	$(18,395)	$(21,346)	$(48,874)	$(47,566)
Stock-based employee compensation expense determined under the fair value method	3,163	7,097	7,072	16,091

Pro forma net loss	$(21,558)	$(28,443)	$(55,946)	$(63,657)

Net loss per share, basic and diluted:
As reported	$(0.18)	$(0.22)	$(0.48)	$(0.49)

Pro forma	$(0.21)	$(0.29)	$(0.55)	$(0.66)

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested. The fair value of stock options granted by Mindspeed under its stock option plans has been estimated as of the date of grant using the Black-Scholes option pricing model.

	Six months ended
	March 31,
	2005	2004
Weighted-average fair value of options granted	$1.05	$5.21
Weighted-average assumptions:
Risk-free interest rate	3.9%	2.4%
Expected volatility	80%	90%
Dividend yield	—	—
Expected option life	2.0 years	3.5 years

The Company estimates the expected life of each award based on its terms, including vesting provisions. During the six months ended March 31, 2005, the Company granted a total of 2.7 million options to employees, exercisable at prices ranging from $1.98 to $2.84 per share, and expiring eight years after the grant date. The fiscal 2005 awards include a broad-based grant of options to purchase an aggregate of 2.4 million shares at $2.28 per share, of which 50% vest six months following the grant date and the remainder vest one year after the grant date. Other stock option awards generally vest ratably over four years.

Recent Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company will no longer be able to account for share-based compensation transactions using the intrinsic value method of APB 25. Instead, the Company will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. The Company expects to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that the Company recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. Although the Company is currently evaluating the impact of SFAS 123R on its results of operations, the Company expects the adoption of SFAS 123R to materially increase its operating expenses beginning in fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company must adopt SFAS 151 as of the beginning of fiscal 2006 and does not expect that the adoption of SFAS 151 will have a material impact on its financial condition, results of operations or liquidity.

Income Taxes – The provision (benefit) for income taxes for the six months ended March 31, 2005 and 2004 principally consists of income taxes incurred by the Company’s foreign subsidiaries.

Supplemental Cash Flow Information – The Company paid no interest for the six months ended March 31, 2005 and 2004, respectively. Income taxes paid, net of refunds received, for the six months ended March 31, 2005 and 2004 were $285,000 and $(39,000) respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Supplemental Financial Statement Data

Marketable Securities

Marketable securities principally consist of auction rate debt securities and auction rate preferred securities whose interest rates reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are deferred and included in other comprehensive income. As of March 31, 2005 the securities have a fair value of approximately $44.9 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.

Marketable securities also include U.S. Treasury securities having an aggregate face amount of approximately $3.4 million purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which mature at various dates between May 2005 and November 2006, are pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due. Consequently, these securities are classified as held-to-maturity securities and are recorded at their amortized cost of $3.3 million (including $1.7 million included in other assets), which approximates fair value.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2005	2004
Work-in-process	$4,219	$4,585
Finished goods	5,789	7,401

	$10,008	$11,986

For the six months ended March 31, 2005 and 2004, our gross margin included a benefit of $3.9 million and $3.8 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2005		September 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization
Developed technology	$230,136	$(229,312)	$228,618	$(210,467)
Customer base	28,318	(28,318)	28,045	(25,916)
Other intangible assets	10,981	(10,981)	10,786	(10,681)

	$269,435	$(268,611)	$267,449	$(247,064)

The increases in the gross amounts of intangible assets as of March 31, 2005, as compared with September 30, 2004, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Unless earlier impairment is required, amortization of intangible assets is expected to be approximately $20.5 million for fiscal 2005, including the $19.7 million recorded in the six months ended March 31, 2005.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss	$(18,395)	$(21,346)	$(48,874)	$(47,566)
Foreign currency translation adjustments	(66)	227	70	965

Comprehensive loss	$(18,461)	$(21,119)	$(48,804)	$(46,601)

The balance of accumulated other comprehensive loss at March 31, 2005 and September 30, 2004 consists of accumulated foreign currency translation adjustments.

Revenues by Product Line

Revenues by product line are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Multiservice access DSP products	$8,744	$8,523	$15,214	$12,081
High-performance analog products	6,916	5,104	13,174	9,872
T/E carrier products	6,117	10,674	14,542	22,688
ATM/MPLS network processor products	4,867	6,439	10,030	12,587
Other	—	10	—	268

	$26,644	$30,750	$52,960	$57,496

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Americas	$9,976	$11,602	$21,390	$24,790
Asia-Pacific	13,663	14,249	25,099	24,291
Europe, Middle East and Africa	3,005	4,899	6,471	8,415

	$26,644	$30,750	$52,960	$57,496

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

The following direct customers accounted for 10% or more of net revenues:

	Six months ended
	March 31,
	2005	2004
Customer A	15%	17%
Customer B	15%	2%
Customer C	15%	10%
Customer D	14%	7%
Customer E	—	12%
Customer F	—	11%

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

Company used approximately $3.3 million of the proceeds to purchase U.S. government securities that have been pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of the Company’s common stock. Upon conversion, the Company may, at its option, elect to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. The initial conversion rate is 355.8719 shares per $1,000 principal amount of the notes, representing an initial conversion price of $2.81 per share, subject to adjustment to reflect stock dividends, stock splits, issuances of rights to purchase shares of the Company’s common stock and other events. In addition, if the market price of the Company’s common stock is less than $1.89 for at least 20 out of any 30 consecutive trading days during the twelve month period following the issuance of the notes, the conversion price will be reduced to $2.31 per share. Such an adjustment would increase the number of shares of our common issuable upon conversion of the notes by an aggregate of approximately 3.5 million shares.

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

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of March 31, 2005, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.

In connection with the sale of the notes, the Company granted the purchasers certain registration rights. The Company’s Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the Securities and Exchange Commission on April 6, 2005.

Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. The Company had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.

Interest expense for the six months ended March 31, 2005 was $685,000.

4. Stock Warrants

During the six months ended March 31, 2005, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz Semiconductor, Inc. for aggregate proceeds of $1.2 million.

As of March 31, 2005, outstanding warrants consist of a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013, held by Conexant.

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

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

6. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Asset impairments	$4	$—	$604	$—
Restructuring charges	504	387	5,377	387

	$508	$387	$5,981	$387

Asset Impairments

During the first six months of fiscal 2005, the Company recorded asset impairment charges totaling $604,000 related to property and equipment that it determined to abandon or scrap.

Restructuring Charges

Mindspeed 2004 Restructuring Plan - In October 2004, the Company announced a restructuring plan intended to reduce its operating expenses while focusing its research and development investment in key high-growth markets, including voice-over-IP and high-performance analog applications. The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the anticipated expense reductions is expected to come from the termination of research and development programs which the Company believes have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally the Company’s ATM/MPLS network processor products and, to a lesser extent, its T/E carrier transmission products. The remainder of the expected cost savings is expected to come from the selling, general and administrative functions. The Company plans to complete the majority of these actions by June 30, 2005, reducing its workforce by approximately 85 employees.

In connection with these actions, the Company recorded restructuring charges of approximately $5.5 million during the first six months of fiscal 2005. The restructuring charges included an aggregate of $2.7 million for severance benefits payable to the affected employees and approximately $2.8 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. The Company expects to record

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)

additional fiscal 2005 restructuring charges totaling approximately $200,000 to complete these cost reduction actions. The Company expects to pay the majority of the restructuring costs in cash during fiscal 2005.

Activity and liability balances related to the Mindspeed 2004 restructuring plan through March 31, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,677	$2,789	$5,466
Cash payments	(1,555)	(171)	(1,726)

Restructuring balance, March 31, 2005	$1,122	$2,618	$3,740

Other Restructuring Plans - In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2005, the Company reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.3 million for the six months ended March 31, 2005.

As of March 31, 2005, the Company has a remaining accrued restructuring balance totaling $7.1 million (including $3.1 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.

7. Related Party Transactions

Mindspeed leases its headquarters and principal design center in Newport Beach, California from Conexant. In March 2005, the Company and Conexant entered into an Amended and Restated Sublease. As amended, the Sublease has an initial term extending through June 2008 and the Company may, at its option, extend the Sublease for an additional two-year term. Rent payable under the amended Sublease will initially be approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company’s minimum future obligation under the amended Sublease is estimated at approximately $6.2 million annually (a total of $20.5 million over the remainder of the initial lease term), but actual costs will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

Following the Distribution, Mindspeed and Conexant each provided certain services to the other under the Transition Services Agreement. For the six months ended March 31, 2004, the aggregate cost of such services and rent under the Sublease was $2.5 million. For the six months ended March 31, 2005, rent expense under the Sublease totaled $2.2 million and services under the Transition Services Agreement were insignificant.

Product sales to Conexant were $1.2 million and $366,000 for the six months ended March 31, 2005 and 2004, respectively.

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

We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly to OEMs through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 53% and 45% of our revenues for fiscal 2004 and the first six months of fiscal 2005, respectively. For fiscal 2004, distributors Avnet, Inc. and RTI Industries Company Ltd. accounted for 16% and 12% of our net revenues; for the first six months of fiscal 2005, distributors Avnet and Alltek Technology Corporation and manufacturing service providers Jabil Circuit, Inc. and Sanmina-SCI Corporation accounted for 15%, 14%, 15% and 15%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 20% and 23% of our net revenues for fiscal 2004 and the first six months of fiscal 2005, respectively, and that no other OEM customer accounted for 10% or more of our net revenues for these periods. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 68% and 67%, respectively, of our net revenues for fiscal 2004 and the first six months of fiscal 2005. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.

Trends and Factors Affecting Our Business

During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Beginning in fiscal 2001, we - like many of our customers and competitors — were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products. The impact of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories held by many of our customers. These conditions represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products was impacted more severely than the industry as a whole. During this period, our net revenues decreased from $579.2 million for fiscal 2000 to $80.0 million in fiscal 2002.

In response to this severe downturn in the markets for our products, we took a number of actions designed to improve our financial performance, including workforce reductions, significant decreases in capital spending, the consolidation of certain facilities and salary reductions for our senior management team. These actions reduced our workforce from approximately 1,500 employees in fiscal 2000 to 555 employees at April 29, 2005. Through these cost reduction actions, we reduced our combined research and development and selling, general and administrative expenses from $306.2 million in fiscal 2001 to $126.4 million in fiscal 2004. In October 2004, we announced additional cost reduction actions, as discussed below, designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005.

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

In order to achieve profitability, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to the build-out of telecommunication networks in developing countries and the continued upgrading and expansion of existing networks, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

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

Inventories - We write down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected.

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimates of such losses are based on an assessment of the aging of outstanding accounts receivable and a review of specific customer accounts. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates and additional allowances would be required.

Revenue Recognition - We recognize revenues from product sales upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We make certain product sales to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. We record a provision for estimated sales returns in the same period as the related revenues are recognized. We base these estimates on our historical experience and other known factors. To the extent actual sales returns differ from our estimates, our future results of operations may be affected.

Impairment of Long-Lived Assets - We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Deferred Income Taxes - We have provided a full valuation allowance against our deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. Under SFAS 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic value method of APB 25. Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. We expect to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. Although we are currently evaluating the impact of SFAS 123R on our results of operations, we expect that the adoption of SFAS 123R will significantly increase our operating expenses beginning in fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We must adopt SFAS 151 as of the beginning of fiscal 2006 and we do not expect that the adoption of SFAS 151 will have a material impact on our financial condition, results of operations or liquidity.

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

The following table summarizes our net revenues:

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2005	Change	2004	2005	Change	2004
Net revenues	$26.6	(13)%	$30.8	$53.0	(8)%	$57.5

The decreases in our net revenues for the second quarter and first six months of fiscal 2005 compared to the similar fiscal 2004 periods principally reflect lower sales volumes in our T/E carrier products and our ATM/ MPLS network processor products, partially offset by increased sales of our high-performance analog products. The decrease in revenues from our T/E carrier products principally reflects lower demand for our T1/E1 and T3/E3 line interface units and DSL transceivers resulting from a slowdown in consumption of our products in access and metropolitan area network applications. We also experienced lower demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. We believe these decreases resulted from lower capital spending, as compared with the fiscal 2004 periods, by telecommunications carriers, particularly in North America. These decreases were partially offset by higher sales volume in our high-performance analog products, principally in our crosspoint switches for use in storage applications.

In addition, our revenues for the first six months of fiscal 2005 reflect increased shipments of our multiservice access DSP products as compared with the fiscal 2004 periods. Sales of our multiservice access DSP products benefited from increased shipments for use in VoIP applications, partially offset by weaker demand in China in the fiscal 2005 period.

Gross Margin

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2005	Change	2004	2005	Change	2004
Gross margin	$18.3	(20)%	$22.9	$36.7	(12)%	$41.5
Percent of net revenues	69%		74%	69%		72%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Jazz and Amkor Technology, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold.

Our gross margin for the second quarter and first six months of fiscal 2005 compared to the similar fiscal 2004 period principally reflects the decrease in our quarterly revenues. For the second quarter of fiscal 2005 and 2004, our gross margin also included a benefit of $2.5 million and $2.8 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The majority of the previously written-down inventories were sold at prices which exceeded their original cost. For the first six months of fiscal 2005 and 2004, our gross margin included a benefit of $3.9 million and $3.8 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001.

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

From the time of the fiscal 2001 inventory write-downs through March 31, 2005, we scrapped a portion of these inventories having an original cost of $35.7 million and sold a portion of these inventories with an original cost of $23.2 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of March 31, 2005, we continued to hold inventories with an original cost of $24.6 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2005	Change	2004	2005	Change	2004
Research and development	$18.6	(7)%	$20.1	$38.2	(6)%	$40.5
Percent of net revenues	70%		65%	72%		71%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the second quarter and first six months of fiscal 2005 compared to the comparable fiscal 2004 periods primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions as well as lower supplies costs.

We anticipate further reductions in our R&D expenses under our 2004 restructuring plan discussed below.

Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2005	Change	2004	2005	Change	2004
Selling, general and administrative	$10.4	(4)%	$10.9	$21.1	(8)%	$22.9
Percent of net revenues	39%		35%	40%		40%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in our SG&A expenses for the second quarter and first six months of fiscal 2005 compared to the comparable fiscal 2004 periods primarily reflects the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions as well as lower selling costs resulting from lower sales volumes in the fiscal 2005 periods.

We anticipate further reductions in our SG&A expenses under our 2004 restructuring plan discussed below.

Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2005	Change	2004	2005	Change	2004
Amortization of intangible assets	$7.0	(45)%	$12.6	$19.7	(22)%	$25.1
Percent of net revenues	26%		41%	37%		44%

The decrease in amortization expense in the second quarter and first six months of fiscal 2005 compared to the comparable fiscal 2004 periods principally reflects assets becoming fully amortized. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Unless earlier impairment is required, we expect amortization of intangible assets to be approximately $20.5 million for fiscal 2005, including the $19.7 million recorded in the first six months of fiscal 2005.

Special Charges

Special charges consist of the following:

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2005	2004	2005	2004
Asset impairments	$—	$—	$0.6	$—
Restructuring charges	0.5	0.4	5.4	0.4

	$0.5	$0.4	$6.0	$0.4

Asset Impairments

During the first six months of fiscal 2005, we recorded asset impairment charges totaling $604,000 related to property and equipment that we determined to abandon or scrap.

We continually monitor and review long-lived assets, including fixed assets and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of our assets.

Restructuring Charges

Mindspeed 2004 Restructuring Plan - In October 2004, we announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including VoIP and high-performance analog applications. We expect these actions will reduce our combined research and development and selling, general and administrative expenses from $31.2 million for the fourth quarter of fiscal 2004 to approximately $26 million in the fourth quarter of fiscal 2005, a decrease of approximately 17 percent.

The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the anticipated expense reductions is expected to come from the termination of research and development programs which we believe have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally our ATM/MPLS network processor products and, to a lesser extent, our T/E carrier transmission products. The remainder of the expected cost savings is expected to come from the selling, general and administrative functions. We expect these actions, when complete, to reduce our workforce by approximately 85 employees. We plan to complete the majority of these actions by June 30, 2005, and we expect to realize the full benefit of the cost reductions beginning in the fiscal 2005 fourth quarter.

In connection with these actions, we recorded restructuring charges of approximately $5.5 million during the first six months of fiscal 2005. The restructuring charges included an aggregate of $2.7 million for severance benefits payable to the affected employees and approximately $2.8 million related to contractual obligations for the purchase of design tools and other services in excess of our requirements. We expect to record additional fiscal 2005 restructuring charges totaling approximately $200,000 to complete these cost reduction actions. We expect to pay the majority of the restructuring costs in cash during fiscal 2005.

Activity and liability balances related to the Mindspeed 2004 restructuring plan through March 31, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,677	$2,789	$5,466
Cash payments	(1,555)	(171)	(1,726)

Restructuring balance, March 31, 2005	$1,122	$2,618	$3,740

Other Restructuring Plans - In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2005, we reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.3 million for the six months ended March 31, 2005.

As of March 31, 2005, we have a remaining accrued restructuring balance totaling $7.1 million (including $3.1 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

Other Income (Expense), Net

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2005	2004	2005	2004
Other income (expense), net	$(0.3)	$0.1	$(0.3)	$0.3
Percent of net revenues	(1)%	—%	—%	1%

Other income (expense), net principally consists of interest income and expense, foreign exchange gains and losses and other non-operating gains and losses. The balances of net other expense for the second quarter and first six months of fiscal 2005 compared to the balances of net other income in the comparable fiscal 2004 periods reflect interest expense on the $46 million convertible senior notes issued in December 2004 and, for the first six months of fiscal 2005, the write-off of capitalized costs associated with the terminated credit facility, partially offset by higher interest income on invested cash balances.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes for the second quarter and first six months of fiscal 2005 and 2004 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during the second quarter and first six months of fiscal 2005 and 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2005 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources

Cash used in operating activities was $15.5 million for the first six months of fiscal 2005 compared to $28.3 million for the first six months of fiscal 2004. Operating cash flows for the first six months of fiscal 2005 reflect our net loss of $48.9 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $26.6 million, and net working capital decreases of approximately $6.8 million.

The net working capital decreases for the first six months of fiscal 2005 included a $6.1 million decrease in accounts receivable resulting from a decrease in our average collection period and a $1.2 million decrease in net inventories. These amounts were partially offset by a $2.2 million decrease in accounts payable, principally related to the timing of vendor payments.

Cash used in investing activities of $50.5 million for the first six months of fiscal 2005 principally consisted of purchases of marketable securities of $48.1 million and capital expenditures of $2.5 million, partly offset by proceeds from asset sales of $137,000. For the first six months of fiscal 2004, cash used in investing activities of $3.1 million principally consisted of capital expenditures.

Cash provided by financing activities of $46.2 million for the first six months of fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $2.7 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $415,000. Cash provided by financing activities of $10.9 million for the first six months of fiscal 2004 principally consisted of proceeds from the exercise of stock options and warrants.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of March 31, 2005, the estimated fair value of our liability under the fundamental change adjustment was not significant.

In connection with the sale of the notes, we granted the purchasers certain registration rights. Our Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the Securities and Exchange Commission on April 6, 2005.

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

Liquidity

Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 31, 2005, our cash and cash equivalents totaled $23.9 million and our marketable securities totaled $48.2 million. Our working capital at March 31, 2005 was $69.6 million.

In order to achieve profitability, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. In October 2004, we announced additional cost reduction actions designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We expect to continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006 and we may incur additional significant losses and negative cash flows in subsequent periods.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of March 31, 2005:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Long-term debt	$46.0	$—	$—	$46.0	$—
Operating leases	29.0	9.6	16.8	2.6	—
Purchase obligations	11.0	5.4	4.3	1.3	—

Total	$86.0	$15.0	$21.1	$49.9	$—

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. In connection with the sale of the notes, we purchased U.S. Treasury securities having an aggregate face amount of approximately $3.4 million. We have pledged these securities to the trustee for the payment of the first four scheduled interest payments on the notes when due.

In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008 and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease will initially be approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.2 million annually (a total of $20.5 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $2.0 million and extending to various dates through fiscal 2007.

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

We incurred a net loss of $48.9 million for the first six months of fiscal 2005 compared to a net loss of $47.6 million in the first six months of fiscal 2004. We incurred net losses of $93.2 million in fiscal 2004 and $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006 and we may incur additional significant losses and negative cash flows in subsequent periods.

In order to become profitable, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. In October 2004, we announced additional cost reduction actions designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first six months of fiscal 2005, our net cash used in operating activities was $15.5 million compared to net cash used in operating activities of $28.3 million for the first six months of fiscal 2004. Net cash used in operating activities was $43.2 million for fiscal 2004 and $125.6 million for fiscal 2003. Our principal sources of liquidity are our existing cash balances, and marketable securities and cash generated from product sales. As of March 31, 2005, our cash and cash equivalents totaled $23.9 million and our marketable securities totaled $48.2 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 53% and 45%, respectively, of our net revenues for fiscal 2004 and the first six months of fiscal 2005.

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

For fiscal 2004 and the first six months of fiscal 2005, approximately 68% and 67%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than two years. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities of high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of March 31, 2005, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of the risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2005, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of March 31, 2005 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on February 24, 2005 in Irvine, California. At the meeting, the following matters were voted on by our stockholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of directors:
Ming Louie	84,048,720	3,534,183
Thomas A. Madden	82,731,533	4,851,370

	Number of shares
	Voted	Voted		Broker
	For	Against	Abstentions	Non-Votes
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm	86,472,924	715,591	394,388	—

Proposal to approve the 2003 long-term incentives plan	40,097,463	7,504,045	722,896	39,258,499

Proposal to approve an amendment to the 2003 long-term incentives plan increasing its authorized shares from 10 million to 18 million	37,567,366	10,032,989	724,050	39,258,498

Messrs. Donald R. Beall, Dwight W. Decker, Donald L. Gips, Raouf Y. Halim and Jerre L. Stead continue to serve as directors.

ITEM 5. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement”:

In November 2003, the Company’s board of directors approved indemnification agreements for directors and executive officers of the Company. On May 5, 2005, the Company entered into indemnification agreements with its Chief Executive Officer, Chief Financial Officer and each of the members of its board of directors in the form previously approved by the board.

The indemnification agreements provide that the Company will indemnify the indemnitee from and against any expenses incurred by the indemnitee as provided in Article III, Section 14 of the Company’s bylaws (subject to the procedural provisions specified in the Company’s bylaws) and, to the extent the laws of Delaware are amended to increase the scope of permissible indemnification, to the fullest extent of Delaware law. The form of indemnification agreement, which includes the indemnification provisions contained in the Company’s bylaws, is included as an exhibit to this Report. The foregoing summary of the indemnification agreements is qualified in its entirety by reference to Exhibit 10.2 of this Report.

On May 5, 2005, the Company’s board of directors approved the payment of meeting fees for the members of its Offering Committee of $1,000 for attendance at each meeting of the committee and $500 for participation in each telephonic meeting, which fees are in addition to the annual retainer of $1,500 for committee members and $2,500 for the chair of the committee previously approved by the board.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Bylaws of Registrant, as amended, filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.4	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.3 hereto), is incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 8, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.6	First Amendment to Rights Agreement, dated as of December 6, 2004, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

10.1	Amended and Restated Sublease by and between Conexant Systems, Inc. and the Registrant.

*10.2	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of Registrant.

*10.3	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.2 hereto.

12.1	Statement re: Computation of Ratios

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: May 10, 2005	By	/s/ Simon Biddiscombe
Simon Biddiscombe
Senior Vice President, Chief Financial Officer Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX

10.1	Amended and Restated Sublease by and between Conexant Systems, Inc. and the Registrant.

10.2	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of Registrant.

10.3	Schedule identifying agreements substantially identical to the form of Indemnification Agreement constituting Exhibit 10.2 hereto.

12.1	Statement re: Computation of Ratios

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.