Form 10-Q
period 2005-06-30
MINDSPEED TECHNOLOGIES, INC
filed 2005-08-09
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005*
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Number of shares of registrant’s common stock outstanding as of July 29, 2005 was 103,587,669.

*	For presentation purposes of this Form 10-Q, references made to the June 30, 2005 period relate to the actual fiscal 2005 third quarter ended July 1, 2005.

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
•	discussions of the growth prospects for the network infrastructure equipment and communications semiconductors markets;

•	the focus of our research and development spending on certain products and our expectation of the growth prospects for those products;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	discussions of our restructuring plans, including expected workforce reductions and facilities closures and the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	market demand for our new and existing products and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	availability and terms of capital needed for our business;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	obtaining design wins and developing revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.
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

MINDSPEED TECHNOLOGIES, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Condensed Balance Sheets — June 30, 2005 and September 30, 2004	4

Consolidated Condensed Statements of Operations — Three Months and Nine Months Ended June 30, 2005 and 2004	5

Consolidated Condensed Statements of Cash Flows — Nine Months Ended June 30, 2005 and 2004	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 5. Other Information	36

Item 6. Exhibits	37

Signature	38
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$20,862	$43,638
Marketable securities	42,473	—
Receivables, net of allowance of $471 and $627 at June 30, 2005 and September 30, 2004, respectively	14,769	19,618
Inventories, net	10,061	11,986
Other current assets	5,519	6,114

Total current assets	93,684	81,356

Property, plant and equipment, net	16,421	20,979
Intangible assets, net	—	20,385
Other assets	4,243	3,580

Total assets	$114,348	$126,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,327	$13,112
Deferred revenue	3,358	3,471
Accrued compensation and benefits	8,004	9,282
Restructuring	3,395	2,823
Other current liabilities	3,071	3,586

Total current liabilities	30,155	32,274

Convertible senior notes	44,121	—
Other liabilities	2,788	3,099

Total liabilities	77,064	35,373

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 103,201 and 100,619 shares issued at June 30, 2005 and September 30, 2004, respectively	1,032	1,006
Additional paid-in capital	236,679	231,577
Accumulated deficit	(183,764)	(125,423)
Accumulated other comprehensive loss	(16,097)	(16,024)
Unearned compensation	(566)	(209)

Total stockholders’ equity	37,284	90,927

Total liabilities and stockholders’ equity	$114,348	$126,300

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$27,738	$35,360	$80,698	$92,856
Cost of goods sold	8,207	10,155	24,505	26,182

Gross margin	19,531	25,205	56,193	66,674

Operating expenses:
Research and development	16,748	19,095	54,965	59,639
Selling, general and administrative	10,797	12,744	31,889	35,617
Amortization of intangible assets	824	12,609	20,481	37,716
Special charges	(125)	—	5,856	387

Total operating expenses	28,244	44,448	113,191	133,359

Operating loss	(8,713)	(19,243)	(56,998)	(66,685)

Other income (expense), net	(193)	(82)	(447)	267

Loss before income taxes	(8,906)	(19,325)	(57,445)	(66,418)

Provision for income taxes	561	816	896	1,289

Net loss	$(9,467)	$(20,141)	$(58,341)	$(67,707)

Net loss per share, basic and diluted	$(0.09)	$(0.20)	$(0.57)	$(0.69)

Weighted-average number of shares used in per share computation	102,698	99,467	101,859	97,440
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(58,341)	$(67,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,072	8,605
Amortization of intangible assets	20,481	37,716
Asset impairments	604	—
Inventory provisions	977	2,805
Other non-cash items, net	728	138
Changes in assets and liabilities:
Receivables	5,000	(6,604)
Inventories	948	(10,663)
Accounts payable	(785)	1,092
Deferred revenue	(113)	1,207
Accrued expenses and other current liabilities	173	(1,731)
Other	412	1,892

Net cash used in operating activities	(22,844)	(33,250)

Cash Flows From Investing Activities
Capital expenditures	(3,232)	(3,935)
Sales of assets	149	54
Purchases of available-for-sale marketable securities	(61,725)	—
Sales of available-for-sale marketable securities	20,950	—
Purchases of held-to-maturity marketable securities	(3,253)	—
Maturities of held-to-maturity marketable securities	767	—

Net cash used in investing activities	(46,344)	(3,881)

Cash Flows From Financing Activities
Sale of convertible senior notes	43,930	—
Exercise of stock options and warrants	2,915	11,827
Deferred financing costs	(433)	(64)

Net cash provided by financing activities	46,412	11,763

Net decrease in cash and cash equivalents	(22,776)	(25,368)
Cash and cash equivalents at beginning of period	43,638	80,121

Cash and cash equivalents at end of period	$20,862	$54,753

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 90,333,445 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one share of Mindspeed common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.
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
Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2005 and 2004 relate to the actual fiscal 2005 third quarter ended July 1, 2005 and the actual fiscal 2004 third quarter ended July 2, 2004, respectively. References to the periods ended September 30, 2004 relate to the actual fiscal year ended October 1, 2004.
Recent Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company will no longer be able to account for share-based compensation transactions using the intrinsic value method of APB 25. Instead, the Company will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. The Company expects to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that the Company recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense the Company recognizes in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards made, the specific terms of awards, changes in the market price of the Company’s common stock and other factors. Although the Company is currently evaluating the impact of SFAS 123R on its results of operations, the Company expects the adoption of SFAS 123R to materially increase its operating expenses beginning in fiscal 2006. See “Stock-Based Compensation” below.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43 to clarify that abnormal

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company must adopt SFAS 151 as of the beginning of fiscal 2006 and does not expect that the adoption of SFAS 151 will have a material impact on its financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007 and does not expect that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(9,467)	$(20,141)	$(58,341)	$(67,707)
Stock-based employee compensation expense determined under the fair value method	1,634	5,292	8,706	21,383

Pro forma net loss	$(11,101)	$(25,433)	$(67,047)	$(89,090)

Net loss per share, basic and diluted:
As reported	$(0.09)	$(0.20)	$(0.57)	$(0.69)

Pro forma	$(0.11)	$(0.26)	$(0.66)	$(0.91)

For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested. The fair value of stock options granted by Mindspeed under its stock option plans has been estimated as of the date of grant using the Black-Scholes option pricing model.

	Nine months ended
	June 30,
	2005	2004
Weighted-average fair value of options granted	$1.05	$4.73

Weighted-average assumptions:
Risk-free interest rate	3.9%	2.5%
Expected volatility	80%	90%
Dividend yield	—	—
Expected option life	2.1 years	3.5 years
The Company estimates the expected life of each award based on its terms, including vesting provisions. During the nine months ended June 30, 2005, the Company granted a total of 3.0 million options to employees, exercisable at

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
prices ranging from $1.19 to $2.84 per share, and expiring eight years after the grant date. The fiscal 2005 awards include a broad-based grant of options to purchase an aggregate of 2.4 million shares at $2.28 per share, of which 50% vest six months following the grant date and the remainder vest one year after the grant date. Other stock option awards generally vest ratably over four years.
As required by SFAS 123R, stock compensation expense for fiscal 2006 and thereafter will include the value of new awards, modified awards and any awards outstanding at September 30, 2005 but vesting after that date. Based on all awards of stock-based compensation made through June 30, 2005, the Company expects the amount of such expense, by fiscal year, will be at least $4.2 million (2006), $1.8 million (2007) and $0.5 million (2008). However, the actual amounts of such expense will depend on the quantity and terms of additional awards, forfeitures of outstanding awards and other factors.
Income Taxes – The provision for income taxes for the nine months ended June 30, 2005 and 2004 principally consists of income taxes incurred by the Company’s foreign subsidiaries.
Supplemental Cash Flow Information – Interest paid for the nine months ended June 30, 2005 was $767,000; the Company paid no interest for the nine months ended June 30, 2004. Income taxes paid, net of refunds received, for the nine months ended June 30, 2005 and 2004 were $332,000 and $194,000, respectively.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of June 30, 2005, the securities have a fair value of approximately $40.8 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
Marketable securities also include U.S. Treasury securities having an aggregate face amount of approximately $2.6 million purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which mature at various dates through November 2006, were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due. Consequently, these securities are classified as held-to-maturity securities and are recorded at their amortized cost of $2.5 million (including $831,000 included in other assets), which approximates fair value.
Inventories
Inventories consist of the following (in thousands):

	June 30,	September 30,
	2005	2004
Work-in-process	$4,218	$4,585
Finished goods	5,843	7,401

	$10,061	$11,986

For the nine months ended June 30, 2005 and 2004, our gross margin included a benefit of $7.2 million and $6.3 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2005		September 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization
Developed technology	$228,449	$(228,449)	$228,618	$(210,467)
Customer base	28,016	(28,016)	28,045	(25,916)
Other intangible assets	10,764	(10,764)	10,786	(10,681)

	$267,229	$(267,229)	$267,449	$(247,064)

The changes in the gross amounts of intangible assets as of June 30, 2005, as compared with September 30, 2004, reflect the impact of foreign currency translation adjustments. Intangible assets were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. As of June 30, 2005, this periodic amortization has reduced the carrying value of intangible assets to zero and no additional amortization expense will be recorded on the Company’s existing intangible assets in future periods.
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(9,467)	$(20,141)	$(58,341)	$(67,707)
Foreign currency translation adjustments	(143)	(21)	(73)	944

Comprehensive loss	$(9,610)	$(20,162)	$(58,414)	$(66,763)

The balance of accumulated other comprehensive loss at June 30, 2005 and September 30, 2004 consists of accumulated foreign currency translation adjustments.
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Multiservice access DSP products	$8,974	$9,472	$24,188	$21,553
High-performance analog products	6,854	9,319	20,028	19,191
T/E carrier products	7,195	11,289	21,737	33,977
ATM/MPLS network processor products	4,715	5,255	14,745	17,842
Other	—	25	—	293

	$27,738	$35,360	$80,698	$92,856

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	$8,314	$11,451	$29,704	$36,241
Asia-Pacific	16,025	18,043	41,124	42,334
Europe, Middle East and Africa	3,399	5,866	9,870	14,281

	$27,738	$35,360	$80,698	$92,856

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
The following direct customers accounted for 10% or more of net revenues:

	Nine months ended
	June 30,
	2005	2004
Customer A	15%	16%
Customer B	16%	6%
Customer C	14%	8%
Customer D	12%	9%
Customer E	—	13%
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
The notes are convertible, at the option of the holder, at any time prior to maturity into shares of the Company’s common stock. Upon conversion, the Company may, at its option, elect to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $2.31 per share of common stock, which is equal to a conversion rate of approximately 432.9004 shares of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $2.81 per share of common stock, which was equal to approximately 355.8719 shares of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.
If the Company undergoes certain fundamental changes (as defined in the indenture), holders of notes may require the Company to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, the Company will be required to increase the number of shares issuable upon conversion by up to 78.9 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), the Company may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.
For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of June 30, 2005, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest expense for the nine months ended June 30, 2005 was $1.2 million.
4. Stock Warrants
During the nine months ended June 30, 2005, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz Semiconductor, Inc. for aggregate proceeds of $1.2 million.
As of June 30, 2005, outstanding warrants consist of a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013, held by Conexant.
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
6. Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Asset impairments	$—	$—	$604	$—
Restructuring charges	(125)	—	5,252	387

	$(125)	$—	$5,856	$387

Asset Impairments
During the first nine months of fiscal 2005, the Company recorded asset impairment charges totaling $604,000 related to property and equipment that it determined to abandon or scrap.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Restructuring Charges
Mindspeed 2004 Restructuring Plan — In October 2004, the Company announced a restructuring plan intended to reduce its operating expenses while focusing its research and development investment in key high-growth markets, including voice-over-Internet protocol (VoIP) and high-performance analog applications. The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the anticipated expense reductions is expected to come from the termination of research and development programs which the Company believes have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally the Company’s asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, its T/E carrier transmission products. The remainder of the expected cost savings is expected to come from the selling, general and administrative functions. Through June 30, 2005, we had completed the majority of these actions, reducing our workforce by approximately 80 employees. The remaining cost reduction actions under this restructuring plan consist of the closure of our Lisle, Illinois design center and related workforce reductions. The Company expects to complete these actions by the end of fiscal 2005, bringing the total reduction in its workforce to approximately 90 employees.
In connection with these actions, the Company recorded restructuring charges of approximately $5.3 million during the first nine months of fiscal 2005. The restructuring charges included an aggregate of $2.8 million for severance benefits payable to the affected employees and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. The Company expects to record additional fiscal 2005 restructuring charges totaling approximately $0.4 million to complete these cost reduction actions. The Company expects to pay the majority of the restructuring costs in cash during fiscal 2005.
Activity and liability balances related to the Mindspeed 2004 restructuring plan through June 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,824	$2,517	$5,341
Cash payments	(2,200)	(383)	(2,583)

Restructuring balance, June 30, 2005	$624	$2,134	$2,758

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the nine months ended June 30, 2005, the Company reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.6 million for the nine months ended June 30, 2005 and, as of June 30, 2005, the Company’s remaining liabilities under these restructuring plans totaled $3.1 million.
As of June 30, 2005, the Company has a remaining accrued restructuring balance totaling $5.8 million (including $2.4 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.
7. Related Party Transactions
Mindspeed leases its headquarters and principal design center in Newport Beach, California from Conexant. In March 2005, the Company and Conexant entered into an Amended and Restated Sublease. As amended, the Sublease has an initial term extending through June 2008 and the Company may, at its option, extend the Sublease for an additional two-year term. Rent payable under the amended Sublease will initially be approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company’s minimum future obligation under the amended Sublease is estimated at

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
approximately $6.1 million annually (a total of $18.7 million over the remainder of the initial lease term), but actual costs will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
Following the Distribution, Mindspeed and Conexant each provided certain services to the other under the Transition Services Agreement. For the nine months ended June 30, 2004, the aggregate cost of such services under the Transition Services Agreement and rent under the Sublease was $3.6 million. For the nine months ended June 30, 2005, rent expense under the Sublease totaled $3.1 million and services under the Transition Services Agreement were insignificant.
Product sales to Conexant were $1.2 million and $713,000 for the nine months ended June 30, 2005 and 2004, respectively.

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
Overview
We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from physical-layer transceivers and framers to higher-layer network processors, are classified into four focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products, T/E carrier products and asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment and Internet protocol (IP) private branch exchanges (PBXs). Service providers use this equipment for the processing, transmission and switching of high-speed voice and data traffic, including advanced services such as voice-over-Internet protocol (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., Ltd., Nortel Networks, Inc. and Siemens A.G.
We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly to OEMs through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 53% and 46% of our revenues for fiscal 2004 and the first nine months of fiscal 2005, respectively. For fiscal 2004, distributors Avnet, Inc. and RTI Industries Company Ltd. accounted for 16% and 12% of our net revenues; for the first nine months of fiscal 2005, distributors Avnet and Alltek Technology Corporation and manufacturing service providers Jabil Circuit, Inc. and Sanmina-SCI Corporation accounted for 15%, 14%, 16% and 12%, respectively, of our net revenues. No other direct customer accounted for 10% or more of our net revenues for these periods. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 20% and 23% of our net revenues for fiscal 2004 and the first nine months of fiscal 2005, respectively, and that no other OEM customer accounted for 10% or more of our net revenues for these periods. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 68% and 69%, respectively, of our net revenues for fiscal 2004 and the first nine months of fiscal 2005. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end markets in the Americas and Europe.
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
In response to this severe downturn in the markets for our products, we took a number of actions designed to improve our financial performance, including workforce reductions, significant decreases in capital spending, the consolidation of certain facilities and salary reductions for our senior management team. These actions reduced our workforce from approximately 1,500 employees in fiscal 2000 to 547 employees at July 29, 2005. Through these cost reduction actions, we reduced our combined research and development and selling, general and administrative expenses from $306.2 million in fiscal 2001 to $126.4 million in fiscal 2004. In October 2004, we announced additional cost reduction actions, as discussed below, designed to reduce our combined quarterly research and development and selling, general and administrative expenses to approximately $26 million by the fourth quarter of fiscal 2005.
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
Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers generally need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products.
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
Revenue Recognition — We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We make certain product sales to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates, our future results of operations may be affected. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. Under SFAS 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic value method of APB 25. Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. We expect to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense we recognize in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards we make, the specific terms of awards, changes in the market price of our common stock and other factors. Our current plans regarding our future use of stock-based compensation are discussed below. Although we are currently evaluating the impact of SFAS 123R on our results of operations, we expect that the adoption of SFAS 123R will significantly increase our operating expenses for fiscal 2006 and thereafter. See “Stock-Based Compensation Programs,” below.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We must adopt SFAS 151 as of the beginning of fiscal 2006, and we do not expect that the adoption of SFAS 151 will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007, and we do not expect that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations.
Stock-Based Compensation Programs
We use stock-based compensation to attract and retain employees and to provide long-term incentive compensation that aligns the interests of our employees with those of our stockholders. Historically, our stock-based compensation consisted principally of stock options. Eligible employees received a grant of stock options at the time of hire; we also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices equal to the market price of our common stock at the grant date and are subject to time-based vesting (generally over four years). From time to time we have also used restricted stock awards with time-based vesting for incentive or retention purposes.
For fiscal 2006, we plan to revise our compensation arrangements to provide both current and long-term incentive compensation. Stock-based compensation is expected to principally consist of restricted stock awards. A portion of the restricted stock awards is intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals. Additional restricted stock awards to certain senior management personnel are expected to have vesting tied to improvements in our company operating performance. The remainder of the restricted stock awards, intended to provide long-term incentive compensation, is expected to vest ratably over a period of four years (subject to continued service). From time to time, we may also grant stock options or other stock-based awards for incentive or retention purposes. We expect to further revise our compensation arrangements for fiscal 2007 and thereafter based on regular assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.
The fair value of restricted stock awards under this program will be measured based upon the market price of our common stock at the date of grant. The fair value of each award will be recognized on a straight-line basis over the vesting or service period. The actual amounts of expense we record in each fiscal period will depend on a number of factors, including the number of restricted shares awarded, the market price of our common stock, the vesting periods, the number of awards that ultimately vest and other factors.

As required by SFAS 123R, our stock compensation expense for fiscal 2006 and thereafter will also include the value of awards outstanding at September 30, 2005 but vesting after that date. Based on all awards of stock-based compensation we have made through June 30, 2005, we expect the amount of such expense, by fiscal year, will be at least $4.2 million (2006), $1.8 million (2007) and $0.5 million (2008). However, the actual amounts of such expense will depend on the quantity and terms of additional awards, forfeitures of outstanding awards or other factors.
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2005	Change	2004	2005	Change	2004
Net revenues	$27.7	(22)%	$35.4	$80.7	(13)%	$92.9
In the third quarter and first nine months of fiscal 2004, our revenues benefited from strong end-customer demand for network infrastructure equipment that uses our products and a build-up in inventory levels at a number of our key customers. As a result, our revenues for the fiscal 2004 third quarter reached $35.4 million, their highest level in three years. Beginning in the fourth quarter of fiscal 2004, our revenues have been affected by a drop in end-customer demand—particularly in China—associated with slower capital spending. These market conditions have affected our revenues through the first nine months of fiscal 2005.
The decrease in our net revenues for the first nine months of fiscal 2005 compared to the similar fiscal 2004 period principally reflects lower sales volumes in our T/E carrier products and our ATM/MPLS network processor products. The decrease in revenues from our T/E carrier products principally reflects lower demand for our T1/E1 and T3/E3 line interface units and digital subscriber line (DSL) transceivers resulting from a slowdown in consumption of our products in access and metropolitan area network applications. We also experienced lower demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. These decreases were partially offset by increased shipments of our multiservice access DSP products and, to a lesser extent, our high performance analog products. Sales of our multiservice access DSP products benefited from increased shipments of our Comcerto series VoIP processors for use in VoIP applications, partially offset by weaker demand in China in the fiscal 2005 period.
The decrease in our net revenues for the third quarter of fiscal 2005 compared to 2004 principally reflects lower demand for our T/E carrier products, as discussed above, and lower sales volumes across the majority of our family of high-performance analog products. The decrease in our revenues also reflects lower sales volumes in our ATM/MPLS network processor products and multiservice access DSP products. Within our multiservice access DSP products, the significantly increased sales of our Comcerto VoIP processors were offset by lower shipments of our legacy multiservice access processors.
Gross Margin

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2005	Change	2004	2005	Change	2004
Gross margin	$19.5	(23)%	$25.2	$56.2	(16)%	$66.7
Percent of net revenues	70%		71%	70%		72%
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
Our gross margin for the third quarter and first nine months of fiscal 2005 compared to the similar fiscal 2004 period principally reflects the decrease in our net revenues. For the third quarter of fiscal 2005 and 2004, our gross margin also included a benefit of $1.7 million and $2.5 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The majority of the previously written-down inventories were sold at prices which exceeded their original cost. For the first nine months of fiscal 2005 and 2004, our gross margin included a benefit of $7.2 million and $6.3 million, respectively, from the sale of inventories that we had written down to a zero cost basis during fiscal 2001.
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
From the time of the fiscal 2001 inventory write-downs through June 30, 2005, we scrapped a portion of these inventories having an original cost of $35.9 million and sold a portion of these inventories with an original cost of $24.9 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of June 30, 2005, we continued to hold inventories with an original cost of $22.6 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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
Research and Development

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2005	Change	2004	2005	Change	2004
Research and development	$16.7	(12)%	$19.1	$55.0	(8)%	$59.6
Percent of net revenues	60%		54%	68%		64%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the third quarter and first nine months of fiscal 2005 compared to the comparable fiscal 2004 periods primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions as well as lower supplies costs.
We anticipate further reductions in our R&D expenses under our 2004 restructuring plan discussed below.

Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2005	Change	2004	2005	Change	2004
Selling, general and administrative	$10.8	(15)%	$12.7	$31.9	(10)%	$35.6
Percent of net revenues	39%		36%	40%		38%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in our SG&A expenses for the third quarter and first nine months of fiscal 2005 compared to the comparable fiscal 2004 periods primarily reflects the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions as well as lower selling costs resulting from lower sales volumes in the fiscal 2005 periods.
We anticipate further reductions in our SG&A expenses under our 2004 restructuring plan discussed below.
Amortization of Intangible Assets

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2005	Change	2004	2005	Change	2004
Amortization of intangible assets	$0.8	(93)%	$12.6	$20.5	(46)%	$37.7
Percent of net revenues	3%		36%	25%		41%
The decrease in amortization expense in the third quarter and first nine months of fiscal 2005 compared to the fiscal 2004 periods principally reflects assets becoming fully amortized. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. As of June 30, 2005, this periodic amortization has reduced the carrying value of our intangible assets to zero and we will not record any additional amortization expense on our existing intangible assets in future periods.
Special Charges
Special charges consist of the following:

	Three months ended June 30,		Nine months ended June 30,
($ in millions)	2005	2004	2005	2004
Asset impairments	$—	$—	$0.6	$—
Restructuring charges	(0.1)	—	5.3	0.4

	$(0.1)	$—	$5.9	$0.4

Asset Impairments
During the first nine months of fiscal 2005, we recorded asset impairment charges totaling $604,000 related to property and equipment that we determined to abandon or scrap.
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
The expense reduction actions under the restructuring plan include workforce reductions and the closure of a design center in Herzlia, Israel. Approximately 80% of the anticipated expense reductions is expected to come from the termination of research and development programs which we believe have a longer return-on-investment timeframe or that address slower growth markets. The affected research and development programs are principally our ATM/MPLS network processor products and, to a lesser extent, our T/E carrier transmission products. The remainder of the expected cost savings is expected to come from the selling, general and administrative functions. Through June 30, 2005, we had completed the majority of these actions, reducing our workforce by approximately 80 employees. The remaining cost reduction actions under this restructuring plan consist of the closure of our Lisle, Illinois design center and related workforce reductions. We expect to complete these actions by the end of fiscal 2005, bringing the total reduction in our workforce to approximately 90 employees.
In connection with these actions, we recorded restructuring charges of approximately $5.3 million during the first nine months of fiscal 2005. The restructuring charges included an aggregate of $2.8 million for severance benefits payable to the affected employees and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of our requirements. We expect to record additional fiscal 2005 restructuring charges totaling approximately $0.4 million to complete these cost reduction actions. We expect to pay the majority of the restructuring costs in cash during fiscal 2005.
Activity and liability balances related to the Mindspeed 2004 restructuring plan through June 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,824	$2,517	$5,341
Cash payments	(2,200)	(383)	(2,583)

Restructuring balance, June 30, 2005	$624	$2,134	$2,758

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the nine months ended June 30, 2005, we reversed $89,000 of previously accrued costs upon the resolution of liabilities for certain contractual obligations. Cash payments under these restructuring plans were $1.6 million for the nine months ended June 30, 2005 and, as of June 30, 2005, our remaining liabilities under these restructuring plans totaled $3.1 million.
As of June 30, 2005, we have a remaining accrued restructuring balance totaling $5.8 million (including $2.4 million classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.
Other Income (Expense), Net

	Three months ended June 30,		Nine months ended June 30,
($ in millions)	2005	2004	2005	2004
Other income (expense), net	$(0.2)	$(0.1)	$(0.4)	$0.3
Percent of net revenues	(1)%	—%	(1)%	—%
Other income (expense), net principally consists of interest income and expense, foreign exchange gains and losses and other non-operating gains and losses. Other income (expense) for the third quarter and first nine months of fiscal 2005 compared to fiscal 2004 periods reflects interest expense on the $46 million convertible senior notes issued in December 2004 and, for the first nine months of fiscal 2005, the write-off of capitalized costs associated with the terminated credit facility, partially offset by higher interest income on invested cash balances.
Provision for Income Taxes
Our provision for income taxes for the third quarter and first nine months of fiscal 2005 and 2004 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our operating losses and our expectation of future operating results, we determined that it is more likely than not that the additional income tax benefits (principally net operating losses we can carry forward to future years) which arose during the third quarter and first nine months of fiscal 2005 and 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2005 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Cash used in operating activities was $22.8 million for the first nine months of fiscal 2005 compared to $33.3 million for the first nine months of fiscal 2004. Operating cash flows for the first nine months of fiscal 2005 reflect our net loss of $58.3 million, partially offset by non-cash charges (depreciation and amortization, special charges and other) of $29.9 million, and net working capital decreases of approximately $5.6 million. Operating cash flows for the first nine months of fiscal 2005 include interest payments on our convertible senior notes of $767,000.
The net working capital decreases for the first nine months of fiscal 2005 included a $5.0 million decrease in accounts receivable resulting from a decrease in our average collection period and a $948,000 decrease in net inventories. These amounts were partially offset by a $785,000 decrease in accounts payable, principally related to the timing of vendor payments.
Cash used in investing activities of $46.3 million for the first nine months of fiscal 2005 principally consisted of net purchases of marketable securities of $43.3 million and capital expenditures of $3.2 million, partly offset by proceeds from asset sales of $149,000. For the first nine months of fiscal 2004, cash used in investing activities of $3.9 million principally consisted of capital expenditures.
Cash provided by financing activities of $46.4 million for the first nine months of fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $2.9 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $433,000. Cash provided by financing activities of $11.8 million for the first nine months of fiscal 2004 principally consisted of proceeds from the exercise of stock options and warrants.
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
The notes are convertible, at the option of the holder, at any time prior to maturity into shares of our common stock. Upon conversion, we may, at our option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $2.31 per share of common stock, which is equal to a conversion rate of approximately 432.9004 shares of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $2.81 per share of common stock, which was equal to approximately 355.8719 shares of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.
If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we will be required to increase the number of shares issuable upon conversion by up to 78.9 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of June 30, 2005, the estimated fair value of our liability under the fundamental change adjustment was not significant.
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
Moreover, we may not realize any cash proceeds from the exercise of the warrant held by Conexant. A holder of the warrant may opt for a cashless exercise of all or part of the warrant. In a cashless exercise, the holder of the warrant would make no cash payment to us and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.
Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of June 30, 2005, our cash and cash equivalents totaled $20.9 million and our marketable securities totaled $43.3 million. Our working capital at June 30, 2005 was $63.5 million.
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
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
			(in millions)
Long-term debt	$46.0	$—	$—	$46.0	$—
Interest expense on long-term debt	7.8	1.7	3.5	2.6	—
Operating leases	26.5	9.6	16.2	0.7	—
Purchase obligations	9.4	4.6	3.9	0.9	—

Total	$89.7	$15.9	$23.6	$50.2	$—

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. U.S. Treasury securities having an aggregate face amount of approximately $2.6 million are pledged to the trustee for the payment of the next three scheduled interest payments on the notes when due.
In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008 and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease will initially be approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.1 million annually (a total of $18.7 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $2.8 million and extending to various dates through fiscal 2008.
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
We incurred a net loss of $58.3 million for the first nine months of fiscal 2005 compared to a net loss of $67.7 million in the first nine months of fiscal 2004. We incurred net losses of $93.2 million in fiscal 2004 and $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006 and we may incur additional significant losses and negative cash flows in subsequent periods.
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
For the first nine months of fiscal 2005, our net cash used in operating activities was $22.8 million compared to net cash used in operating activities of $33.3 million for the first nine months of fiscal 2004. Net cash used in operating activities was $43.2 million for fiscal 2004 and $125.6 million for fiscal 2003. Our principal sources of liquidity are our existing cash balances, and marketable securities and cash generated from product sales. As of June 30, 2005, our cash and cash equivalents totaled $20.9 million and our marketable securities totaled $43.3 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
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
Our customers generally need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative expenses before we generate any revenues from new products. We may never generate the anticipated revenues if our customers cancel or change their product plans.
Uncertainties involving the ordering and shipment of our products could adversely affect our business.
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 53% and 46%, respectively, of our net revenues for fiscal 2004 and the first nine months of fiscal 2005.
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
For fiscal 2004 and the first nine months of fiscal 2005, approximately 68% and 69% respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 17% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrants or if Conexant or a transferee of the warrants exercises the warrants and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets could be adversely affected.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than eighteen months. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities of high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of June 30, 2005, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Exchange Risk
We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2005, a 10 percent change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company carried out an evaluation of the effectiveness as of June 30, 2005 of the design and operation of its “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement”:
On August 4, 2005, the Company’s board of directors approved amendments to the Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”) and related Offering document and the Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified ESPP” and, together with the ESPP, the “Plans”) and related Offering document.
The Plans and related Offering documents were amended to reflect: (i) the appointment of Fidelity Stock Plan Services as Agent for the Plans; (ii) the change of the primary trading market for the Company’s Common Stock from the American Stock Exchange to the Nasdaq National Market; (iii) the Company’s ability to establish the discount for the purchase of shares under the Non-Qualified ESPP at less than 15% (consistent with the terms of the ESPP); (iv) that each Offering will be six months in duration commencing on the first Trading Day (as defined in the Plans) of each September and March (beginning with September 1, 2005) and ending on the last Trading Day of the next February and August, respectively; (v) that the purchase price of the shares of Company Common Stock to be purchased under the Plans will be 95% of the Fair Market Value (as defined in the Plans) of the Company Common Stock on the last Trading Day of each Offering; and (vi) certain other ancillary administrative matters.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Registrant, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Bylaws of Registrant, as amended, filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.1	Specimen certificate for Mindspeed Common Stock, par value $.01 per share, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003 by and between Mindspeed Technologies, Inc. and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.4	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.3 hereto), is incorporated herein by reference.

4.5	Registration Rights Agreement, dated December 8, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

4.6	First Amendment to Rights Agreement, dated as of December 6, 2004, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2004, is incorporated herein by reference.

*10.1	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan.

*10.2	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan.

*10.3	Schedule identifying agreements substantially identical to the Form of Employment Agreement filed as Exhibit 10.8.1 to the Company’s Registration Statement on Form 10 (File No. 1-31650).

*10.4	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

*10.5	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

*10.6	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

*10.7	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan.

*10.8	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.

*10.9	Mindspeed Technologies, Inc. Retirement Savings Plan.

*10.10	Mindspeed Technologies, Inc. Deferred Compensation Plan.

12.1	Statement re: Computation of Ratios.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2005	By	/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer
Secretary and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan.

10.2	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan.

10.3	Schedule identifying agreements substantially identical to the Form of Employment Agreement filed as Exhibit 10.8.1 to the Company’s Registration Statement on Form 10 (File No. 1-31650).

10.4	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

10.5	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

10.6	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

10.7	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan.

10.8	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.

10.9	Mindspeed Technologies, Inc. Retirement Savings Plan.

10.10	Mindspeed Technologies, Inc. Deferred Compensation Plan.

12.1	Statement re: Computation of Ratios.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.