Form 10-K
period 2005-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2005-11-22
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
Commission file number: 000-50499
MINDSPEED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, East Tower Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip Code)
Registrant’s telephone number, including area code:
(949) 579-3000
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(including associated Preferred Share Purchase Rights)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $190.5 million. Shares held by each officer and director and each person owning more than 5% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.
      The number of outstanding shares of the Registrant’s Common Stock as of October 28, 2005 was 106,030,117.
Documents Incorporated by Reference
      Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2005 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	our competitive advantage;

•	the benefits of a fabless operation;

•	the importance of software drivers and application software;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased network capacity demand, the upgrade and expansion of legacy networks, the build-out of networks in developing countries, and the increased outsourcing of component requirements;

•	the growth rate for products in the enterprise, network access and metro service areas and our position to increase market share;

•	the focus of our research and development spending on certain products and our expectation of the growth prospects for those products;

•	our belief that, during fiscal 2005, the levels of inventories at our customers and other issues that adversely affected our revenues late in fiscal 2004 have generally been resolved;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	our investments in research and development;

•	the value of our intellectual property;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	the importance of providing comprehensive product service and support;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, and our intention to fund those payments from available cash balances and funds from product sales;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations;

•	our restructuring plans, including expected workforce reductions and facilities closures and the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements.
      Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	market demand for our new and existing products and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	availability and terms of capital needed for our business;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	obtaining design wins and developing revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.
      The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties, including those set forth in Item 1. “Business” under the heading “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
      Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.
      For presentation purposes of this Annual Report on Form 10-K, references made to the years ended September 30, 2005, September 30, 2004 and September 30, 2003 relate to the actual fiscal years ended September 30, 2005, October 1, 2004 and October 3, 2003, respectively.

PART I

Item 1.	Business
      Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers and enterprises use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice over Internet protocol (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., McData Corporation, Nortel Networks, Inc. and Siemens A.G.
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
Spin-off from Conexant Systems, Inc.
      Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed (the distribution). In the distribution, each Conexant stockholder received one share of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq National Market under the ticker symbol “MSPD.”
      Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. In connection with the Distribution, we and Conexant also entered into a Credit Agreement, an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.
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
      Enterprise networks include equipment that is deployed primarily in the offices of commercial enterprises for voice and data communications and access to outside networks. An enterprise network may be comprised of many local area networks, as well as client workstations, centralized database management systems, storage area networks and other components. In enterprise networks, communications semiconductors facilitate the processing and transmission of voice, data and video traffic in converged IP networks that are replacing the traditional separate telephone, data and video conferencing networks. Typical network infrastructure equipment found in enterprise networks that use our products include voice gateways, IP PBXs, storage area network (SAN) routers and director class switches. In addition, a major trend in the broadcast video market is the switch from analog to digital television transmission and the conversion from standard-definition television services to high-definition television (HDTV) services featuring more detailed images and digital surround sound. We offer a family of broadcast-video products optimized for high-speed HDTV routing and production switcher applications.
      Network Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network (including copper, fiber optic or wireless transmission) and the network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan area and wide-area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks, for example, connecting wireless base station equipment to a wireline network. Typical network infrastructure equipment found at the edge of the network access service area that use our products include remote access concentrators, digital subscriber line (DSL) access multiplexers, mixed-media gateways, wireless base stations, digital loop carrier equipment and optical line termination and media converters.
      Metropolitan Area Networks, or metro, service areas of the telecommunications network refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area. In addition, it provides the communications link between network access service areas and the fiber optic-based, wide-area network. For metro equipment applications, communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products include add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms.
      The telecommunications network, including the Internet, has evolved into a complex, hybrid series of digital and optical networks that connect individuals and businesses globally. These new larger bandwidth, data-centric networks integrate voice, data and video traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, network access, metro and long haul service area boundaries. Network infrastructure OEMs are designing faster, more intelligent and more complex equipment to satisfy the needs of the service providers as they continue to expand their network coverage and service offerings while upgrading and connecting or integrating existing networks of disparate types. In this demanding environment, we believe network infrastructure OEMs select as their strategic partners communications semiconductor suppliers who can deliver advanced products that provide increased functionality, lower total system cost and support for a variety of communications media, operating speeds and protocols.

The Mindspeed Approach
      We believe the breadth of our product portfolio, combined with our expertise in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage in designing and selling our products to leading network infrastructure OEMs.
      We have proven expertise in signal, packet and transmission processing technologies. Signal processing involves both signal conversion and digital signal processing techniques that convert and compress voice, data and video between analog and digital representations. Packet processing involves bundling or segmenting information traffic using standard protocols such as IP or asynchronous transfer mode (ATM) and enables sharing of transmission bandwidth across a given communication medium. Transmission processing involves the transport and receipt of voice, data and video traffic across copper wire and optical fiber communications media.
      These core technology competencies are critical for developing semiconductor networking solutions that enable the processing, transmission and switching of high-speed voice, data and video traffic, employing multiple communications protocols, across disparate communications networks. Our core technology competencies are the foundation for developing our:

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

Increasing Demand for Communications Semiconductors
      We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects for several reasons:

•	We anticipate that demand for network capacity will continue to increase, driven by:

•	Internet user growth;

•	higher network utilization rates; and

•	the popularity of VoIP and other bandwidth-intensive applications, such as wireless data transfer and video/multimedia applications.

•	We believe that incumbent telecommunications carriers and cable multiple service operators worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce operating costs.

•	In developing countries, we expect that service providers will continue the build-out of telecommunication networks, many of which were previously government owned.
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
      In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc., McData Corporation and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, TrueLight Corporation and Zhongxing Telecom Equipment Corp. (ZTE) in the Asia-Pacific region and Alcatel Data Networks, S.A., Nokia Corporation and Siemens A.G. in Europe.

Capitalize on the Breadth of Our Product Portfolio
      We build on the breadth of our product portfolio of physical-layer devices, together with our signal and packet processing devices and communications software expertise, to increase our share of the silicon content in our customers’ products. We offer a range of complementary products that are optimized to work with each other and provide our customers with complete information receipt, processing and transmission functions. These complementary products allow infrastructure OEMs to source components that provide proven interoperability from a single semiconductor supplier, rather than requiring OEMs to combine and coordinate individual components from multiple vendors. In addition, we offer highly integrated products such as our family of Comcertotm VoIP processor solutions that provide our customers with a complete hardware and software solution in a single device. These integrated products perform functions typically requiring multiple discrete components and software. We believe that this strategy of offering both complementary and integrated products increases product performance, speeds time-to-market and lowers the total system cost for our customers.

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

Provide Outstanding Technical Support and Customer Service
      We provide broad-based technical and product design support to our customers through three dedicated teams: field application engineers; product application engineers; and technical marketing personnel. We believe that comprehensive service and support are critical to shortening our customers’ design cycles and maintaining a long-term competitive position within the network infrastructure equipment market. Outstanding customer service and support are important competitive factors for semiconductor component suppliers like us seeking to be the preferred suppliers to leading network infrastructure OEMs .
Products
      We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into three focused product families: high-performance analog products; multiservice access digital signal processor (DSP) products; and wide-area networking (WAN) communications products. These three product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

High-Performance Analog Products
      Our high-performance analog transmission devices and switching products support storage area networking, fiber-to-the-premise and broadcast video, as well as mainstream synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) and packet-over-SONET applications, typically operating at data transmission rates between 155 megabits per second (Mbps) and 4.25 gigabits per second (Gbps). Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers/deserializers, video reclockers, cable drivers and line equalizers. These products serve as the connection between a fiber optic or coaxial cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions, including:

•	converting incoming optical signals from fiber optic cables to electrical signals for processing and transport over a wireline medium and vice-versa;

•	conditioning the signal to remove unwanted noise or errors;

•	combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy; and

•	amplifying and equalizing weaker signals as they pass through a particular system’s equipment, media or network.
      Our switching products include a family of high-speed crosspoint switches capable of switching traffic within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include add-drop multiplexers, high-density IP switches, storage-area routers and optical cross-connect systems. In addition, we offer crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications at rates up to 1.5 Gbps.

Multiservice Access DSP Products
      Our software-configurable multiservice access DSP products serve as bridges for transporting voice, data and video between circuit-switched networks and packet-based networks. Our multiservice access DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of modulation techniques, echo cancellers, speech coders and communications protocols. These products process and translate voice, data and video signals and perform various management and reporting functions that help determine the appropriate amount of bandwidth required for transporting the signals to the next destination. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different services and networks. Supported services include VoIP, voice-over-ATM (VoATM) and voice-over-DSL services, as well as wireline-to-wireless connectivity.
      Our Comcertotm family of voice-over-packet (VoP) communications processors includes a full range of pin-and software-compatible enterprise and carrier-class voice processing solutions that enable OEMs to provide scalable systems with customized features. The high-density members of this family, the Comcerto 600 and Comcerto 700 series processors and related software, provide a complete “system-on-a-chip” solution for carrier-class VoIP and VoATM applications. The Comcerto 600 is capable of handling more than 256 channels of both VoIP and VoATM traffic, while the Comcerto 700 supports more than 400 channels. Both are targeted for use in digital loop carriers and voice and media gateways designed to bridge wireless, wireline and enterprise networks.
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

Wide-Area Networking Communications Products
      Our WAN communications products include transmission solutions and high-performance ATM/multi-protocol label switching (MPLS) network processors that facilitate the aggregation, processing and transport of voice and data traffic over copper wire or fiber optic cable to access metropolitan and long-haul networks.
      Our T1/ E1, T3/ E3 and SONET carrier devices incorporate high-speed analog, digital and mixed-signal circuit technologies and include multi-port framers and line interface units (LIUs) or transceivers for 1.5 Mbps to 155 Mbps data transmission. Framers format data for transmission and extract data at reception, while LIUs condition signals for transmission and reception over multiple media. Our link-layer products include multi-channel, high-level data link channel (HDLC) communications controllers and multi-channel, inverse multiplexing over ATM (IMA) traffic controllers. The IMA protocol enables the aggregation of multiple T1 or DSL lines to deliver higher data rates using existing ATM infrastructure while the HDLC protocol is used for the packetization of data and the transfer of messaging and signaling information across the network. We also offer a family of symmetric DSL (SDSL) transceivers which enable service providers to deliver Internet access at data transmission rates of 1.5 Mbps to 4.6 Mbps in both directions over copper wire, supporting telecommuting and branch office functions in North America.
      Our high-performance ATM/ MPLS network processors are designed to offer advanced protocol translation and traffic management capabilities. Protocol translation occurs where different types of networks and protocols interconnect. Traffic management describes a collection of functions which are used to allocate optimally network bandwidth and allow service providers to provide differentiated services over their networks. Our software-programmable devices operate at data transmission rates from 1.5 Mbps to 2.5 Gbps. Our network processor devices address internetworking applications, including ATM segmentation and reassembly, and a variety of traffic management functions, including traffic shaping, traffic policing and queue management, required by these applications.
      Our wide-area networking communications products are designed for use in a variety of equipment including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways and wireless base station controllers.
Customers
      We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% of our revenues for fiscal 2005. For fiscal 2005, distributors Avnet, Inc. and Alltek Technology Corporation and manufacturing service providers Jabil Circuit, Inc. and Sanmina-SCI Corporation accounted for 16%, 12%, 14% and 11%, respectively, of our net revenues.
      Our top five direct OEM customers for fiscal year 2005 were Alcatel Data Networks, S.A., Fujitsu Limited, Huawei Technologies Co., Ltd., Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE). While our direct sales to these customers accounted for a total of approximately 9% of our fiscal 2005 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 22% of our fiscal 2005 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2005 also included McData Corporation, Mitsubishi Electric Corporation, Siemens A.G. and TrueLight Corporation.
      Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas, Europe, and the Asia-Pacific region were 38%, 13% and 49%, respectively, of our total revenues for fiscal 2005. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8. “Financial Statements and Supplementary Data,” including Note 2 and Note 14 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.
Sales, Marketing and Technical Support
      We have a worldwide sales, marketing and technical support organization comprised of 113 employees as of October 28, 2005, located in 6 domestic and 8 international sales locations. Our marketing, sales and field applications engineering teams, augmented by 16 electronic component distributors and 20 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.
      We maintain close working relationships with our customers throughout their lengthy product development cycle. Our customers may need six months or longer to test and evaluate our products and an additional six months or longer to begin volume production of network infrastructure equipment that incorporates our products. During this process, we provide broad-based technical and product design support to our customers through our field application engineers, product application engineers and technical marketing personnel. We believe that providing comprehensive product service and support is critical to shortening our customers’ design cycles and maintaining a competitive position in the network infrastructure equipment market.
Operations and Manufacturing
      We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die. Our primary foundry supplier for specialty process requirements is Jazz Semiconductor, Inc. We use several other suppliers for wafers used in older products. We believe that the raw materials, parts and supplies required by our foundry suppliers are generally available at present and will be available in the foreseeable future.
      Semiconductor wafers are usually shipped to third-party contractors for device assembly and packaging where the wafers are cut into individual die, packaged and tested before final shipment to customers. We use Amkor Technology, Inc. and other third-party contractors, located in the Asia-Pacific region, Europe and California, to satisfy a variety of assembly and packaging technology and product testing requirements associated with the back-end portion of the manufacturing process.
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
      Our principal competitors are Agere Systems, Inc., Analog Devices, Inc., Applied Micro Circuits Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Gennum Corporation, Exar Corporation, Freescale Semiconductor, Inc., Infineon Technologies A.G., Integrated Device Technology, Inc., Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.
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

      As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be more able to respond to the cyclical fluctuations or downturns that affect the semiconductor industry from time to time. Moreover, we have incurred substantial operating losses, and we anticipate future losses. If we are not successful in assuring our customers of our financial stability, our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity, which may materially adversely affect our business.
Backlog
      Our sales are made primarily pursuant to standard purchase orders for delivery of products. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.
Research and Development
      We have significant research, development, engineering and product design capabilities. As of October 28, 2005, we had 308 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 4 design centers. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.
      We spent approximately $71.4 million, $79.6 million and $106.3 million on research and development activities in fiscal years 2005, 2004 and 2003, respectively. The decreases in our research and development expenses reflect the workforce reductions and other cost reduction actions we implemented in fiscal years 2002 through 2005.
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
Employees
      As of October 28, 2005, we had 524 full-time employees, of whom approximately 350 were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.
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
      In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.
Risk Factors
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
      We incurred a net loss of $62.6 million for fiscal 2005 compared to net losses of $93.2 million in fiscal 2004 and $750.4 million ($177.3 million, before the $573.2 million cumulative effect of a change in accounting for goodwill) in fiscal 2003. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006, and we may incur additional significant losses and negative cash flows in subsequent periods.
      In order to become profitable, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. Through fiscal 2005, we have completed a series of cost reduction actions which have improved our operating cost structure. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
      For fiscal 2005, our net cash used in operating activities was $30.2 million compared to net cash used in operating activities of $43.2 million for fiscal 2004 and $125.6 million for fiscal 2003. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2005, our cash and cash equivalents totaled $15.3 million and our marketable securities totaled $40.9 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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
      Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	shifts in our product mix and the effect of maturing products;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
      The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, they could materially and adversely affect the price of our common stock.

We are entirely dependent upon third parties for the manufacture our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.
      We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Our principal suppliers of wafer fabrication services are TSMC and Jazz. We are also dependent upon third parties, including Amkor, for the assembly and testing of all of our products. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services.
      The risks associated with our reliance on third parties for manufacturing services include:

•	the lack of assured supply, potential shortages and higher prices;

•	increased lead times;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, products or access to key process technologies.
      Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing) is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited manufacturing capacity to fulfill the production requirements of other clients that are larger or better financed than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products.
      Additionally, if we are required to seek alternative foundries or assembly and test service providers, we would be subject to longer lead times, indeterminate delivery schedules and increased manufacturing costs, including costs to find and qualify acceptable suppliers. For example, if we choose to use a new foundry, the qualification process may take as long as six months over the standard lead time before we can begin shipping products from the new foundry.
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
      The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and California. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we could shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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

We are subject to intense competition.
      The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international semiconductor manufacturers that are both larger and smaller than we are in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted, and is expected to continue to result, in declining average selling prices for our products.
      Many of our current and potential competitors have certain advantages over us, including:

•	stronger financial position and liquidity;

•	longer presence in key markets;

•	greater name recognition;

•	more secure supply chain;

•	access to larger customer bases; and

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources.
      As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses, and we anticipate future losses. We believe that financial stability of suppliers is an important consideration in our customers’ purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity.
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
      Research and development projects may experience unanticipated delays related to our internal design efforts. New product development also requires the production of photomask sets and the production and testing of sample devices. In the event we experience delays in obtaining these services from the wafer fabrication and assembly and test vendors on whom we rely, our product introductions may be delayed and our revenues and results of operations may be adversely affected.

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
      Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 47% of our net revenues for fiscal 2005.
      Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers’ products, which may be subject to dramatic changes and is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. Conversely, if we fail to anticipate inventory needs we may be unable to fulfill demand for our products, resulting in a loss of potential revenue.

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

We may be subject to claims, or we may be required to defend and indemnify customers against claims, of infringement of third-party intellectual property rights or demands that we, or our customers, license third-party technology, which could result in significant expense.
      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights against technologies that are important to our business. The resolution or compromise of any litigation or other legal process to enforce such alleged third party rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in any such litigation or other legal process or we may compromise or settle such claims because of the complex technical issues and inherent uncertainties in intellectual property disputes and the significant expense in defending such claims. If litigation or other legal process results in adverse rulings we could be required to:

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
      We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. We may be required to engage in litigation to enforce or protect our intellectual property rights, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In particular:

•	the steps we take to prevent misappropriation or infringement of our intellectual property may not be successful;

•	any existing or future patents may be challenged, invalidated or circumvented; or

•	the measures described above may not provide meaningful protection.
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
      Although we, our customers and our suppliers rigorously test our products, our products are complex and may contain errors, defects or bugs when first introduced or as new versions are released. We have in the past experienced, and may in the future experience, errors, defects and bugs. If any of our products contain production defects or reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.
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
      In periods of poor operating performance, we have experienced, and may experience in the future, particular difficulty attracting and retaining key personnel. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have significantly reduced the number of our technical employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.
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

We are subject to the risks of doing business internationally.
      For fiscal 2005, approximately 71% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	accounts receivable collection and longer payment cycles;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws; and

•	limitations on our ability under local laws to protect our intellectual property.
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

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.
      Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 17% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of September 30, 2005, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

Antidilution and other provisions in the warrant issued to Conexant may also adversely affect our stock price or our ability to raise additional financing.
      The warrant issued to Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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
      Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board and chief executive officer of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the warrant to purchase our common stock issued to Conexant, or other agreements entered into between us and Conexant in connection with the distribution.
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
      Our restated certificate of incorporation, our amended and restated bylaws, our amended rights agreement and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended and restated bylaws include provisions such as:

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
Available Information
      We maintain an Internet website at http://www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Our Standards of Business Conduct, Guidelines on Corporate Governance and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our Internet website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

Item 2.	Properties
      At October 28, 2005, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 4 design centers and 13 sales locations. These facilities had an aggregate floor space of approximately 259,000 square feet, all of which is leased, consisting of approximately 193,000 square feet at our headquarters, 45,000 square feet at our design centers and 21,000 square feet at our sales locations. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.
      Through our design centers, we provide design engineering and product application support and after-sales service to our OEM customers. The design centers are strategically located to take advantage of key technical and engineering talent worldwide.

Item 3.	Legal Proceedings
      We are currently not engaged in legal proceedings that require disclosure under this Item.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2005.
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

	High	Low

Fiscal 2004
Quarter ended December 31, 2003	$7.45	$4.90
Quarter ended March 31, 2004	$11.36	$5.73
Quarter ended June 30, 2004	$7.75	$4.25
Quarter ended September 30, 2004	$4.38	$1.95
Fiscal 2005
Quarter ended December 31, 2004	$2.98	$1.81
Quarter ended March 31, 2005	$2.88	$2.04
Quarter ended June 30, 2005	$2.22	$1.14
Quarter ended September 30, 2005	$2.45	$1.15
      The last reported sale price of our common stock on November 18, 2005 was $2.06 and there were approximately 40,400 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names. We estimate our actual number of beneficial stockholders to be approximately 165,500.
      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
      We made no repurchases of our equity securities during fiscal 2005.

Item 6.	Selected Financial Data
      The selected consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our consolidated selected financial data have been derived from our audited consolidated financial statements. The selected financial data include our results of operations and financial position while we were part of Conexant prior to June 27, 2003. The financial data for periods prior to June 27, 2003 do not reflect what our results of operations and financial position would have been if we had operated as an independent public company during those periods.

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$111,777	$119,435	$81,906	$80,036	$305,368
Cost of goods sold	33,704	35,149	25,127	29,410	228,994

Gross margin	78,073	84,286	56,779	50,626	76,374
Operating expenses:
Research and development	71,355	79,582	106,289	167,148	196,642
Selling, general and administrative	41,871	46,845	49,656	69,500	109,532
Amortization of intangible assets	20,481	50,318	51,223	312,388	304,991
Special charges(1)	5,999	387	27,170	168,866	7,665

Total operating expenses	139,706	177,132	234,338	717,902	618,830

Operating loss	(61,633)	(92,846)	(177,559)	(667,276)	(542,456)
Interest expense	(1,788)	—	—	—	—
Other income (expense), net	1,162	320	1,078	(298)	(448)

Loss before income taxes	(62,259)	(92,526)	(176,481)	(667,574)	(542,904)
Provision (benefit) for income taxes	370	721	780	699	(46,511)

Loss before cumulative effect of accounting change	(62,629)	(93,247)	(177,261)	(668,273)	(496,393)
Cumulative effect of change in accounting for goodwill(2)	—	—	(573,184)	—	—

Net loss	$(62,629)	$(93,247)	$(750,445)	$(668,273)	$(496,393)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.61)	$(0.95)	$(1.98)	$(7.74)	$(6.09)
Cumulative effect of change in accounting for goodwill(2)	—	—	(6.39)	—	—

Net loss	$(0.61)	$(0.95)	$(8.37)	$(7.74)	$(6.09)

	As of September 30,

	2005	2004	2003	2002	2001

Balance Sheet Data
Working capital	$59,332	$49,082	$71,783	$(35,430)	$(50,377)
Total assets	105,504	126,300	203,889	787,111	1,250,012
Long-term debt	44,219	—	—	—	—
Stockholders’ equity	33,826	90,927	167,134	720,323	1,155,015

(1)	Special charges consist of asset impairments, restructuring charges, separation costs and gains and losses on the sale of certain assets.

(2)	Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded an impairment charge of $573.2 million to write down the carrying value of goodwill to estimated fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and IP processors, are classified into three focused product families: high-performance analog products, multiservice access DSP products and WAN communications products. Our products are sold to OEMs for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP PBXs and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as VoIP, within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., McData Corporation, Nortel Networks, Inc. and Siemens A.G.
      We market and sell our semiconductor products and system solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% of our revenues for fiscal 2005. For fiscal 2005, distributors Avnet, Inc. and Alltek Technology Corporation and manufacturing service providers Jabil Circuit, Inc. and Sanmina-SCI Corporation accounted for 16%, 12%, 14% and 11%, respectively, of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 22% of our fiscal 2005 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. For fiscal 2005, approximately 71% of our total sales were to customers located outside the United States, primarily in the Asia-Pacific region and Europe. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
Trends and Factors Affecting Our Business
      During the late 1990’s and extending into 2000, the semiconductor industry in general, and communications applications in particular, enjoyed unprecedented growth, benefiting from the rapid expansion of the Internet and other communication services worldwide. Beginning in fiscal 2001, we — like many of our customers and competitors — were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our communications semiconductor products. The impact of weakened end-customer demand was compounded by higher than normal levels of equipment and component inventories held by many of our customers. These conditions represented the worst downturn in the history of the semiconductor industry, and the market for communications semiconductor products was impacted more severely than the industry as a whole. During this period, our annual revenues decreased from $579.2 million for fiscal 2000 to $80.0 million in fiscal 2002.

      In response to this severe downturn in the markets for our products, we took a number of actions designed to improve our financial performance. To reduce our operating cost structure, we implemented workforce reductions, significant decreases in capital spending, the consolidation of certain facilities and salary reductions for our senior management team. These actions reduced our workforce from approximately 1,500 employees in fiscal 2000 to 524 employees at October 28, 2005. These actions reduced our combined research and development and selling, general and administrative expenses from $306.2 million in fiscal 2001 to $113.2 million in fiscal 2005.
      At the same time, we have sought to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We eliminated research and development spending in product areas that we believe have a longer return-on-investment timeframe or that address slower growth markets. For example, in 2002 we ceased research and development efforts directed toward applications such as high-end optical networking. In fiscal 2005, we terminated research and development programs principally in our ATM/ MPLS network processor products and, to a lesser extent, our T/ E carrier transmission products. Over the past four years, we closed five design centers and we sold the assets of the NetPlane Systems, Inc. software business.
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
      We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of wafer fabrication capacity. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries.
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
      Our consolidated financial statements for periods prior to the distribution include allocations of certain Conexant expenses. The expense allocations were determined using methods that we and Conexant considered to be reasonable reflections of services provided or the benefit we received. The allocation methods include specific identification, relative revenues or costs, and headcount. We believe that the expenses allocated to us are representative of the operating expenses we would have incurred had we operated on a stand-alone basis.
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
      Impairment of Long-Lived Assets — We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
      Deferred Income Taxes — We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25. Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. We plan to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense we recognize in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards made, the specific terms of awards, changes in the market price of our common stock and other factors. Although we are currently evaluating the impact of SFAS 123R on our results of operations, we expect the adoption of SFAS 123R to materially increase our operating expenses beginning in fiscal 2006. See “Stock-Based Compensation Programs” below.
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
Stock-Based Compensation Programs
      We use stock-based compensation to attract and retain employees and to provide long-term incentive compensation that aligns the interests of our employees with those of our stockholders. Historically, our stock-

based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; we also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices equal to the market price of our common stock at the grant date and are subject to time-based vesting (generally over four years). From time to time we have also used restricted stock awards with time-based vesting for incentive or retention purposes.
      For fiscal 2006, we have revised our compensation arrangements to provide both current and long-term incentive compensation. Stock-based compensation is expected to principally consist of restricted stock awards. The majority of the restricted stock awards is intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals. Additional restricted stock awards to certain senior management personnel have vesting tied to improvements in our company operating performance. The remainder of the restricted stock awards, intended to provide long-term incentive compensation, is expected to vest ratably over a period of four years (subject to continued service). From time to time, we may also grant stock options or other stock-based awards for incentive or retention purposes. We expect to formally review, and may further revise, our compensation arrangements for fiscal 2007 and thereafter based on regular assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.
      The fair value of restricted stock awards under this program will be measured based upon the market price of our common stock at the date of grant. The fair value of each award will be recognized on a straight-line basis over the vesting or service period. While the actual amounts of expense we record in each fiscal period will depend on a number of factors, including the number of restricted shares awarded, the market price of our common stock, the vesting periods, the number of awards that ultimately vest and other factors, we expect that the awards under this program will significantly increase our operating expenses beginning in fiscal 2006.
      As required by SFAS 123R, our stock compensation expense for fiscal 2006 and thereafter will also include the value of unvested awards outstanding at September 30, 2005. We expect the amount of stock compensation expense for unvested stock option awards outstanding at September 30, 2005, by fiscal year, will be approximately $3.5 million (2006), $1.4 million (2007) and $0.3 million (2008). However, the actual amounts of such expense will depend on forfeitures of outstanding awards.
Results of Operations

Fourth Quarter Operating Results
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
      We believe that during fiscal 2005, the levels of inventories at our customers and other issues that adversely affected our revenues late in fiscal 2004 have generally been resolved. In fiscal 2005, our fourth quarter revenues grew 17% year over year, reaching $31.1 million. Our quarterly operating loss for the fiscal 2005 fourth quarter decreased to $4.6 million. The improvement in our operating loss reflects the revenue growth we achieved, a $4.8 million decrease in combined quarterly research and development and selling, general and administrative expenses and a $12.6 million decrease in amortization of intangible assets.

Net Revenues
      The following table summarizes our net revenues:

	2005	Change	2004	Change	2003

	(Dollars in millions)
Multiservice access DSP products	$33.1	25%	$26.5	234%	$7.9
High-performance analog products	27.1	10%	24.6	12%	21.9
WAN communications products	51.6	(24)%	68.0	34%	50.8
Other	—	—	0.3	(76)%	1.3

Net revenues	$111.8	(6)%	$119.4	46%	$81.9

      The 6% decrease in our revenues for fiscal 2005 compared to fiscal 2004 reflects lower sales volumes in our WAN communications products, partially offset by increased shipments of our multiservice access DSP products and our high performance analog products. Sales of our multiservice access DSP products benefited from increased shipments of our Comcerto series VoIP processors for use in VoIP applications. In our high performance analog products, we saw increased demand for our crosspoint switches, including video applications, and our physical media dependent devices. Revenues from our WAN communications products reflect lower demand for our T1/ E1 and T3/ E3 line interface units and DSL transceivers resulting from a slowdown in consumption of our products in access and metropolitan area network applications. Sales of WAN communications products also reflect the lower demand we experienced for our ATM/ MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications.
      The 46% increase in our net revenues for fiscal 2004 over fiscal 2003 reflects higher sales volumes in each of our three product families, led by our multiservice access DSP products and our WAN communications products. We experienced sharply increased demand for our multiservice access VoIP solutions used in carrier infrastructure applications. Our WAN communications products benefited from higher demand for our T/E transmission and SONET solutions, including our DS3/ E3 products and HDLC protocol controllers. OEMs use these devices in next-generation networking equipment designed to increase the capacity, flexibility and speed of metropolitan area networks. Revenues from our WAN communications products also reflect increased demand, in comparison to fiscal 2003 levels, for our ATM/ MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications. Our high-performance analog products benefited from continued demand for our physical media dependent devices from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks.
Gross Margin

	2005	Change	2004	Change	2003

	(Dollars in millions)
Gross margin	$78.1	(7)%	$84.3	48%	$56.8
Percent of net revenues	70%		71%		69%
      Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including TSMC, Jazz and Amkor) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold.
      Our gross margin for fiscal 2005 compared to fiscal 2004 reflects the 6% decrease in our annual revenues and the adverse impact of lower manufacturing volumes we experienced in fiscal 2005. These factors were partially offset by a lower provision for excess and obsolete goods. Our gross margin for fiscal 2004 compared with fiscal 2003 reflects the 46% increase in revenues combined with the favorable impact of the cost reduction actions we took in fiscal 2003.

      Our gross margins also benefited from the sale of inventories with an original cost of $8.7 million (2005), $9.0 million (2004) and $4.1 million (2003) that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.
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
      From the time of the fiscal 2001 inventory write-downs through September 30, 2005, we scrapped a portion of these inventories having an original cost of $36.1 million and sold a portion of these inventories with an original cost of $26.4 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of September 30, 2005, we continued to hold inventories with an original cost of $21.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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
Research and Development

	2005	Change	2004	Change	2003

	(Dollars in millions)
Research and development	$71.4	(10)%	$79.6	(25)%	$106.3
Percent of net revenues	64%		67%		130%
      Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools, outside design services and pre-production evaluation and test costs. The decrease in R&D expenses for fiscal 2005 compared to fiscal 2004 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions as well as lower supplies costs. As part of our cost reduction actions, during fiscal 2005 we closed design centers in Herzlia, Israel and Lisle, Illinois.
      The decrease in R&D expenses for fiscal 2004 compared to 2003 primarily reflects the lower headcount and personnel-related costs that resulted from the expense reduction actions we initiated in fiscal 2003. During fiscal 2003, we implemented additional workforce reductions and closed design centers in San Jose, California and Bristol, United Kingdom. Also during 2003, we completed the divestiture of the NetPlane software business. The decrease in R&D expenses for fiscal 2004 as compared to fiscal 2003 also reflects lower costs for photomask development, materials and supplies.
Selling, General and Administrative

	2005	Change	2004	Change	2003

	(Dollars in millions)
Selling, general and administrative	$41.9	(11)%	$46.8	(6)%	$49.7
Percent of net revenues	37%		39%		61%
      Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions, product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in our SG&A expenses for fiscal 2005 compared to fiscal 2004 primarily reflects the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions as well as lower selling costs resulting from lower sales volumes in fiscal 2005.
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
Amortization of Intangible Assets and Change in Accounting for Goodwill

	2005	Change	2004	Change	2003

	(Dollars in millions)
Amortization of intangible assets	$20.5	(59)%	$50.3	(2)%	$51.2
      Amortization of intangible assets decreased for fiscal 2005, as compared to fiscal 2004 and 2003, as the remainder of our intangible assets became fully amortized during the year. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. We will not record any additional amortization expense on our existing intangible assets in future periods.
      We adopted SFAS 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal 2003. Upon adoption of SFAS 142, we completed the transition impairment test of our goodwill required by SFAS 142. Our business consists of one reporting unit (as defined in SFAS 142) and, for purposes of the impairment test, we determined its fair value considering both an income approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. In the first quarter of fiscal 2003, we recorded a $573.2 million charge — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value. The impaired goodwill comprises the unamortized balances of goodwill relating to Maker Communications, Inc., HotRail, Inc., Microcosm Communications Limited and Applied Telecom, Inc. Conexant acquired each of these businesses during fiscal 2000 for the Mindspeed business. The impairment charge resulted from the sharp decline in the valuations assigned to communications semiconduc-

tor companies as of the time of the transition impairment test as compared with valuations at the dates of the respective acquisitions.
Special Charges
      Special charges consist of the following:

	2005	2004	2003

	(In millions)
Asset impairments	$0.8	$—	$23.4
Restructuring charges	5.2	0.4	12.3
Other special charges	—	—	(8.5)

	$6.0	$0.4	$27.2

Asset Impairments
      2005 Impairments — During fiscal 2005, we recorded asset impairment charges totaling $810,000 related to property and equipment that we determined to abandon or scrap, including assets associated with the closure of our former design centers in Herzlia, Israel and Lisle, Illinois.
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

Restructuring Charges
      We have implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During fiscal 2005, we completed the cost reduction actions under the restructuring plans and we realized their full effect beginning in the fiscal 2004 fourth quarter.
      Mindspeed Strategic Restructuring Plan — In fiscal 2002, we initiated a number of cost reduction actions — including workforce reductions, the closure of Novanet Semiconductor Ltd. and the divestiture of NetPlane — and recorded fiscal 2002 restructuring charges totaling $23.2 million. In fiscal 2003, we implemented an additional workforce reduction affecting approximately 80 employees and closed our design center in Bristol, England. We recorded fiscal 2003 restructuring charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under license obligations for the purchase of design tools that we determined would not be used in the future. During fiscal 2003, we completed the workforce reductions. During fiscal 2005, we reversed $740,000 of previously accrued costs upon the resolution of liabilities under certain operating leases.
      Activity and liability balances related to the Mindspeed strategic restructuring plan for the three years ended September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, September 30, 2002	$4,090	$14,544	$18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(5,149)	(5,149)

Restructuring balance, September 30, 2004	—	3,966	3,966
Expense reversal	—	(740)	(740)
Cash payments	—	(1,620)	(1,620)

Restructuring balance, September 30, 2005	$—	$1,606	$1,606

      Mindspeed 2003 Restructuring Plan — In March 2003, we announced a number of expense reduction and restructuring initiatives intended to further improve our operating cost structure. The actions included the closure of the HotRail design center in San Jose, California and a workforce reduction of approximately 130 employees. Restructuring charges for this plan included an aggregate of $4.8 million for severance benefits paid to the affected employees and $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(957)	(357)	(1,314)

Restructuring balance, September 30, 2004	50	756	806
Cash payments	(50)	(220)	(270)

Restructuring balance, September 30, 2005	$—	$536	$536

      Mindspeed 2004 Restructuring Plan — In October 2004, we announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including VoIP and high-performance analog applications. The expense reduction actions included workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. Approximately 80% of the expense reductions were derived from the termination of research and development programs which we believe had a longer return-on-investment timeframe or that addressed slower growth markets. The affected research and development programs were principally our ATM/ MPLS network processor products and, to a lesser extent, our T/ E carrier transmission products. The remainder of the cost savings came from the selling, general and administrative functions. Through September 30, 2005, we had completed substantially all of these actions, reducing our workforce by approximately 90 employees.
      In connection with these actions, we recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements.
      Activity and liability balances related to the Mindspeed 2004 restructuring plan through September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	$837	$971	$1,808

      Other Restructuring Plans — In fiscal 2003, we reversed $261,000 of previously accrued costs upon the resolution of liabilities for severance benefits payable under three additional restructuring plans initiated in fiscal 2001 and 2002. Also in fiscal 2003, we made cash payments of $80,000 to complete the cost reduction actions under one of these plans and, as of September 30, 2003, we had no remaining liabilities under these restructuring plans.
      Through September 30, 2005, we have paid an aggregate of $41.1 million in connection with our restructuring plans (including amounts paid prior to fiscal 2003) and we have a remaining accrued restructuring balance totaling $4.0 million (including $509,000 classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

Other Special Charges
      Other special charges for fiscal 2003 consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by losses on other asset sales.
Interest Expense

	2005	2004	2003

	(In millions)
Interest expense	$(1.8)	$—	$—
      Interest expense for fiscal 2005 represents interest on the $46 million convertible senior notes we issued in December 2004.
Other Income, Net

	2005	2004	2003

	(In millions)
Other income, net	$1.2	$0.3	$1.1
      Other income, net principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The increase in other income for fiscal 2005 compared to fiscal 2004 principally reflects higher interest income, partially offset by the write-off of capitalized costs associated with the terminated credit facility. The increase in interest income resulted from higher invested cash balances and the higher interest rates that prevailed during fiscal 2005. The decrease in other income for fiscal 2004 as compared with fiscal 2003 reflects increased franchise taxes and lower foreign exchange gains, partially offset by increased interest income resulting from higher average invested cash balances during fiscal 2004.

Provision for Income Taxes

	2005	2004	2003

	(In millions)
Provision for income taxes	$0.4	$0.7	$0.8
      Our provision for income taxes for fiscal years 2005, 2004 and 2003 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2005, 2004 and 2003 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations.
      As of September 30, 2005, we had a valuation allowance of $251 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize these deferred tax assets through the reduction of future income tax payments. As of September 30, 2005, we had U.S. federal net operating loss carryforwards of approximately $573 million, including the net operating loss carryforwards we retained in the distribution.
Quarterly Results of Operations
      The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2005. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs and special charges, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2003	2004	2004	2004	2004	2005	2005	2005

	(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$26,746	$30,750	$35,360	$26,579	$26,316	$26,644	$27,738	$31,079
Cost of goods sold	8,128	7,899	10,155	8,967	7,982	8,316	8,207	9,199

Gross margin	18,618	22,851	25,205	17,612	18,334	18,328	19,531	21,880
Research and development	20,424	20,120	19,095	19,943	19,604	18,613	16,748	16,390
Selling, general and administrative	11,960	10,913	12,744	11,228	10,662	10,430	10,797	9,982
Amortization of intangible assets	12,476	12,631	12,609	12,602	12,676	6,981	824	—
Special charges	—	387	—	—	5,473	508	(125)	143

Total operating expenses	44,860	44,051	44,448	43,773	48,415	36,532	28,244	26,515

Operating loss	(26,242)	(21,200)	(19,243)	(26,161)	(30,081)	(18,204)	(8,713)	(4,635)
Interest expense	—	—	—	—	(140)	(545)	(553)	(550)
Other income (expense), net	214	135	(82)	53	140	291	360	371

Loss before income taxes	(26,028)	(21,065)	(19,325)	(26,108)	(30,081)	(18,458)	(8,906)	(4,814)
Provision (benefit) for income taxes	192	281	816	(568)	398	(63)	561	(526)

Net loss	$(26,220)	$(21,346)	$(20,141)	$(25,540)	$(30,479)	$(18,395)	$(9,467)	$(4,288)

Net loss per share, basic and diluted	$(0.28)	$(0.22)	$(0.20)	$(0.25)	$(0.30)	$(0.18)	$(0.09)	$(0.04)

Shares used in computing diluted loss per share	94,612	98,239	99,467	100,242	100,804	102,075	102,698	103,183

      Our revenues for the fourth quarter of fiscal 2004 were adversely affected by a drop in end-customer demand — particularly in China — combined with a build-up in the levels of inventory held by a number of our key customers. We believe that during fiscal 2005, the levels of inventories at our customers and other issues that adversely affected our revenues late in fiscal 2004 have generally resolved. The growth in our quarterly revenues for fiscal 2005 generally reflects increased shipments of our multiservice access DSP products and our high performance analog products, offset by lower sales volumes in our WAN communications products.
      Our quarterly R&D and SG&A expenses generally decreased through fiscal 2004 and 2005 as a result of the workforce reductions and other cost reduction initiatives we implemented. Our combined R&D and SG&A expenses of $26.4 million for the fiscal 2005 fourth quarter reflect the full effect of the cost savings from the restructuring plans we initiated in fiscal 2004 and 2005.
      Quarterly amortization of intangible assets decreased in fiscal 2005 as the remainder of our intangible assets became fully amortized.
      In fiscal 2004 and fiscal 2005, we recorded special charges for our restructuring plans. Special charges for fiscal 2005 also include asset impairments totaling $0.8 million.
      Interest expense for fiscal 2005 represents interest on the $46 million convertible senior notes we issued in December 2004. Other income increased during fiscal 2005 as a result of higher invested cash balances and increasing interest rates.
      In the past, our quarterly operating results have fluctuated due to a number of factors, many of which are outside our control. These include changes in the overall demand for network infrastructure equipment, the timing of new product introductions, the timing of receipt, reduction or cancellation of significant orders by customers, supply availability and other factors that have had a significant impact on our revenues and gross margins. Significant quarterly fluctuations in results of operations have also caused significant fluctuations in our liquidity and working capital, including our cash and cash equivalents, accounts receivable and payable and inventories.
Liquidity and Capital Resources
      Cash used in operating activities was $30.2 million for fiscal 2005 compared to $43.2 million for fiscal 2004 and $125.6 million for fiscal 2003. Operating cash flows for fiscal 2005 reflect our net loss of $62.6 million, partially offset by non-cash charges (depreciation, amortization and other) of $31.9 million, and net working capital decreases of approximately $0.6 million.
      The net working capital decreases for fiscal 2005 included a $3.4 million decrease in accounts receivable resulting from a decrease in our average collection period and a $767,000 decrease in net inventories. These amounts were partially offset by a $3.3 million decrease in accounts payable, principally related to the timing of vendor payments.
      Cash used in investing activities of $44.7 million for fiscal 2005 principally consisted of net purchases of marketable securities of $40.9 million and capital expenditures of $4.0 million, partly offset by proceeds from asset sales of $151,000. Cash used in investing activities of $5.7 million for fiscal 2004 consisted of payments for capital expenditures, partially offset by proceeds from sales of assets of $54,000. Cash provided by investing activities for fiscal 2003 consisted of proceeds from sales of assets of $9.5 million, partially offset by capital expenditures of $3.4 million.
      Cash provided by financing activities of $46.6 million for fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $3.1 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $433,000. Cash provided by financing activities for fiscal 2004 consisted of proceeds of $12.5 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid. Cash provided by financing activities of $192.4 million for fiscal 2003 included net transfers from Conexant of $186.6 million, including a cash contribution of approximately $94.9 million in connection with the distribution. Cash provided by financing activities for fiscal 2003 also included proceeds of $6.1 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid.

Convertible Senior Notes Offering
      In December 2004, we sold $46.0 million aggregate principal amount of Convertible Senior Notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due. We made the first scheduled interest payment on May 18, 2005.
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
      For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of September 30, 2005, the estimated fair value of our liability under the fundamental change adjustment was not significant.
      In connection with the sale of the notes, we granted the purchasers certain registration rights. Our Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the SEC on April 6, 2005.
      Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. We had made no borrowings under the credit facility, and no portion of a warrant related to the credit facility is, or will become, exercisable.

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

Liquidity
      Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2005, our cash and cash equivalents totaled $15.3 million and our marketable securities totaled $40.9 million. Our working capital at September 30, 2005 was $59.3 million.
      In order to achieve profitability, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. Through fiscal 2005, we have completed a series of cost reduction actions which have improved our operating cost structure. However, these expense reductions alone, without additional revenue growth, will not make us profitable. We expect to continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006 and we may incur additional significant losses and negative cash flows in subsequent periods.
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
Contractual Obligations
      The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2005:

	Payments Due by Period

Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(In millions)
Long-term debt	$46.0	$—	$—	$46.0	$—
Interest expense on long-term debt	7.8	1.7	3.5	2.6	—
Operating leases	24.8	9.7	13.5	0.9	0.7
Purchase obligations	8.2	3.8	4.0	0.4	—

Total	$86.8	$15.2	$21.0	$49.9	$0.7

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
      In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.2 million annually (a total of $17.2 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
      We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $2.4 million and extending to various dates through fiscal 2008.
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
      Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than eighteen months. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
          Interest Rate Risk
      Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of September 30, 2005, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.

      Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
          Foreign Exchange Risk
      We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2005, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$15,335	$43,638
Marketable securities	40,094	—
Receivables, net of allowances for doubtful accounts of $462 (2005) and $627 (2004)	16,356	19,618
Inventories	10,730	11,986
Other current assets	3,389	6,114

Total current assets	85,904	81,356
Property, plant and equipment, net	14,890	20,979
Intangible assets, net	—	20,385
Other assets	4,710	3,580

Total assets	$105,504	$126,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,776	$13,112
Deferred revenue	3,452	3,471
Accrued compensation and benefits	6,722	9,282
Restructuring	3,442	2,823
Other current liabilities	3,180	3,586

Total current liabilities	26,572	32,274
Convertible senior notes	44,219	—
Other liabilities	887	3,099

Total liabilities	71,678	35,373

Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 103,852 (2005) and 100,619 (2004) issued shares	1,039	1,006
Additional paid-in capital	237,523	231,577
Accumulated deficit	(188,052)	(125,423)
Accumulated other comprehensive loss	(16,164)	(16,024)
Unearned compensation	(520)	(209)

Total stockholders’ equity	33,826	90,927

Total liabilities and stockholders’ equity	$105,504	$126,300

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except per share amounts)
Net revenues	$111,777	$119,435	$81,906
Cost of goods sold	33,704	35,149	25,127

Gross margin	78,073	84,286	56,779
Operating expenses:
Research and development	71,355	79,582	106,289
Selling, general and administrative	41,871	46,845	49,656
Amortization of intangible assets	20,481	50,318	51,223
Special charges	5,999	387	27,170

Total operating expenses	139,706	177,132	234,338

Operating loss	(61,633)	(92,846)	(177,559)
Interest expense	(1,788)	—	—
Other income, net	1,162	320	1,078

Loss before income taxes	(62,259)	(92,526)	(176,481)
Provision for income taxes	370	721	780

Loss before cumulative effect of accounting change	(62,629)	(93,247)	(177,261)
Cumulative effect of change in accounting for goodwill	—	—	(573,184)

Net loss	$(62,629)	$(93,247)	$(750,445)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.61)	$(0.95)	$(1.98)
Cumulative effect of change in accounting for goodwill	—	—	(6.39)

Net loss	$(0.61)	$(0.95)	$(8.37)

Number of shares used in per share computation	102,190	98,140	89,623
See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities
Net loss	$(62,629)	$(93,247)	$(750,445)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting for goodwill	—	—	573,184
Depreciation	9,140	11,263	14,629
Amortization of intangible assets	20,481	50,318	51,223
Asset impairments	810	—	23,397
Provision for losses on accounts receivable	(160)	(118)	(593)
Inventory provisions	489	4,697	1,239
Stock compensation	588	270	722
Other noncash items, net	520	237	(8,526)
Changes in assets and liabilities:
Receivables	3,422	(7,848)	1,460
Inventories	767	(12,648)	(432)
Accounts payable	(3,336)	5,002	(10,403)
Deferred revenue	(19)	298	(5,553)
Accrued expenses and other current liabilities	(376)	(1,621)	(15,394)
Other	94	181	(88)

Net cash used in operating activities	(30,209)	(43,216)	(125,580)

Cash Flows From Investing Activities
Sales of assets	151	54	9,456
Capital expenditures	(3,980)	(5,791)	(3,449)
Purchases of available-for-sale marketable securities	(76,635)	—	—
Sales of available-for-sale marketable securities	38,250	—	—
Purchases of held-to-maturity marketable securities	(3,253)	—	—
Maturities of held-to-maturity marketable securities	767	—	—

Net cash provided by (used in) investing activities	(44,700)	(5,737)	6,007

Cash Flows From Financing Activities
Sale of convertible senior notes	43,930	—	—
Net transfers and advances from Conexant	—	—	186,584
Exercise of stock options and warrants	3,109	12,534	6,085
Deferred financing costs	(433)	(64)	(244)

Net cash provided by financing activities	46,606	12,470	192,425

Net increase (decrease) in cash and cash equivalents	(28,303)	(36,483)	72,852
Cash and cash equivalents at beginning of period	43,638	80,121	7,269

Cash and cash equivalents at end of period	$15,335	$43,638	$80,121

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

						Accumulated
	Common Stock		Additional			Other		Total
			Paid-In	Conexant’s	Accumulated	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Net Investment	Deficit	Loss	Compensation	Equity

	(In thousands)
Balance at September 30, 2002	—	$—	$—	$738,036	$—	$(17,713)	$—	$720,323
Net loss	—	—	—	(718,269)	(32,176)	—	—	(750,445)
Currency translation adjustments	—	—	—	—	—	754	—	754

Comprehensive loss								(749,691)
Net transfers from Conexant	—	—	—	189,943	—	—	—	189,943
The Distribution	90,333	903	208,807	(209,710)	—	—	—	—
Issuance of common stock	3,212	32	6,711	—	—	—	(201)	6,542
Compensation expense related to employee stock plans	—	—	—	—	—	—	17	17

Balance at September 30, 2003	93,545	935	215,518	—	(32,176)	(16,959)	(184)	167,134
Net loss	—	—	—	—	(93,247)	—	—	(93,247)
Currency translation adjustments	—	—	—	—	—	935	—	935

Comprehensive loss								(92,312)
Issuance of common stock	7,074	71	16,059	—	—	—	(158)	15,972
Compensation expense related to employee stock plans	—	—	—	—	—	—	133	133

Balance at September 30, 2004	100,619	1,006	231,577	—	(125,423)	(16,024)	(209)	90,927
Net loss	—	—	—	—	(62,629)	—	—	(62,629)
Currency translation adjustments	—	—	—	—	—	(140)	—	(140)

Comprehensive loss								(62,769)
Issuance of common stock	3,233	33	5,946	—	—	—	(737)	5,242
Compensation expense related to employee stock plans	—	—	—	—	—	—	426	426

Balance at September 30, 2005	103,852	$1,039	$237,523	$—	$(188,052)	$(16,164)	$(520)	$33,826

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
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
      Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million (see Note 13). Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement, an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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
      The consolidated financial statements for periods prior to the Distribution include allocations of certain Conexant expenses (see Note 13). The expense allocations were determined using methods that Conexant and Mindspeed considered to be reasonable reflections of the utilization of services provided or the benefit received by Mindspeed. The allocation methods include specific identification, relative revenues or costs, or headcount. Management believes that the expenses allocated to Mindspeed are representative of the operating expenses it would have incurred had it operated on a stand-alone basis.

2.	Summary of Significant Accounting Policies
      Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2005, 2004 and 2003 comprised 52 weeks, 52 weeks and 53 weeks and ended on September 30, October 1 and October 3, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.
      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, income taxes, restructuring costs and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
      Revenue Recognition — Revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. A provision for estimated sales returns and allowances from other customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.
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
      Goodwill and Intangible Assets — Goodwill and intangible assets principally result from six business acquisitions completed by Conexant in fiscal 2000 for the Mindspeed business. Patents, developed technology and other intangible assets are amortized on a straight-line basis over estimated useful lives of 2 to 8 years.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approach and a market approach. Management determined that the recorded value of goodwill exceeded its fair value (estimated to be zero) by $573.2 million. The Company recorded a fiscal 2003 charge of $573.2 million — reflected in the accompanying statement of operations as the cumulative effect of a change in accounting principle — to write down the value of goodwill to estimated fair value.
      Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2005 and 2003, the Company recorded impairment charges as discussed in Note 12. As of September 30, 2005, the Company identified no circumstances that indicated a potential impairment of any of its long-lived assets.
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
      Product Warranties — The Company’s products typically carry a warranty for periods of up to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues.
      Recent Accounting Standards — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, the Company will no longer be able to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” Instead, the Company will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. Securities and Exchange Commission (SEC) Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. The Company expects to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that the Company recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense the Company recognizes in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards made, the specific terms of awards, changes in the market price of the Company’s common stock and other factors. Although the Company is currently evaluating the impact of SFAS 123R on its results of operations, the Company expects the adoption of SFAS 123R to materially increase its operating expenses beginning in fiscal 2006. See “Stock-Based Compensation” below.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Stock-Based Compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation under APB 25 and related interpretations. Under the intrinsic value method required by APB 25, the Company generally recognizes no compensation expense with respect to stock option awards. The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 (in thousands, except per share amounts).

	2005	2004	2003

Net loss, as reported	$(62,629)	$(93,247)	$(750,445)
Stock-based employee compensation expense determined under the fair value method	11,464	26,025	33,202

Pro forma net loss	$(74,093)	$(119,272)	$(783,647)

Net loss per share, basic and diluted:
As reported	$(0.61)	$(0.95)	$(8.37)
Pro forma	$(0.73)	$(1.22)	$(8.74)
      For purposes of the pro forma disclosures, compensation expense includes the estimated fair value of all stock-based compensation awarded to Mindspeed employees, including options to purchase Conexant common stock granted to Mindspeed employees prior to the Distribution. The fair value of each award is amortized to expense over its vesting period. The decrease in stock-based employee compensation expense determined under the fair value method for fiscal years 2005 and 2004 compared to fiscal 2003 reflects the higher fair values of awards made prior to the Distribution and the effect of many of those awards becoming vested.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires that management make estimates of the expected price volatility of the underlying stock, dividend yield, option life and the risk-free rate of interest. The following table summarizes the weighted-average assumptions used and the resulting fair values of options granted:

	2005	2004	2003

Weighted-average fair value of options granted	$1.05	$2.73	$1.79
Weighted-average assumptions:
Expected volatility	80%	98%	100%
Dividend yield	—	—	—
Expected option life	2.2 years	3.3 years	3.5 years
Risk-free interest rate	3.9%	2.7%	2.3%
      The Company estimates the expected life of each award based on its terms, including vesting provisions. The fiscal 2005 stock option awards include a broad-based grant of options to purchase an aggregate of 2.4 million shares at $2.28 per share, of which 50% vest six months following the grant date and the remainder vest one year after the grant date. Other stock option awards generally vest ratably over four years.
      As required by SFAS 123R, stock compensation expense for fiscal 2006 and thereafter will include the value of new awards, modified awards and unvested awards outstanding at September 30, 2005. The Company expects the amount of stock compensation expense for unvested stock option awards outstanding at September 30, 2005, by fiscal year, will be approximately $3.5 million (2006), $1.4 million (2007) and $0.3 million (2008). However, the actual amounts of such expense will depend on forfeitures of outstanding awards.
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
      Loss Per Share — Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period if such securities are dilutive. Because the Company incurred a net loss in each of the periods presented, the potential dilutive effect of the Company’s outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were antidilutive. For periods prior to the Distribution, the weighted-average number of shares outstanding is based on Conexant’s weighted-average shares outstanding.
      Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high-credit quality financial institutions and therefore have minimal credit risk. Marketable securities consist of U.S. Treasury securities and auction rate securities, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.
      The following individual customers accounted for 10% or more of net revenues:

	2005	2004	2003

Customer A	16%	16%	22%
Customer B	14%	8%	6%
Customer C	12%	8%	12%
Customer D	11%	9%	7%
Customer E	—	12%	7%
      The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2005	2004

Customer A	14%	11%
Customer B	10%	15%
Customer E	—	13%
Customer F	19%	8%
Customer G	17%	1%
      Supplemental Cash Flow Information — Interest paid was $0.8 million for fiscal 2005; the Company paid no interest during fiscal 2004 or 2003. Income taxes paid were $0.4 million, $0.3 million and $0.4 million during fiscal 2005, 2004 and 2003, respectively.
      Comprehensive Loss — Accumulated other comprehensive loss at September 30, 2005 and 2004 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

3.	Supplemental Financial Statement Data

Marketable Securities
      Marketable securities at fiscal year end consist of the following (in thousands):

	2005

	Amortized	Fair
	Cost	Value

Available-for-sale securities:
Auction rate securities	$38,385	$38,385

Held-to-maturity securities:
U.S. Treasury securities	$2,546	$2,526
Less amounts classified as noncurrent	(837)	(825)

	$1,709	$1,701

      Available-for-sale marketable securities consist of auction rate securities with interest at rates that are reset periodically (generally every seven or twenty-eight days), each having contractual maturity dates in excess of ten years. These securities are recorded at fair value in the accompanying balance sheets; any

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of September 30, 2005, there are no unrealized holding gains or losses. The Company classifies all available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
      Held-to-maturity marketable securities consist of U.S. Treasury securities having an aggregate face amount of approximately $2.6 million purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which mature at various dates through November 2006, were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due. Consequently, these securities are classified as held-to-maturity securities and are recorded at their amortized cost.

Inventories
      Inventories at fiscal year ends consist of the following (in thousands):

	2005	2004

Work-in-process	$5,422	$4,585
Finished goods	5,308	7,401

	$10,730	$11,986

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
      Our gross margin included a benefit of $8.7 million (2005), $9.0 million (2004) and $4.1 million (2003) from the sale of inventories that we had written down to a zero cost basis during fiscal 2001.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment at fiscal year ends consists of the following (in thousands):

	2005	2004

Machinery and equipment	$68,868	$72,090
Leasehold improvements	3,982	3,943
Construction in progress	706	2,253

	73,556	78,286
Accumulated depreciation and amortization	(58,666)	(57,307)

	$14,890	$20,979

Intangible Assets
      Intangible assets at fiscal year-ends consist of the following (in thousands):

	2005		2004

	Gross	Accumulated	Gross	Accumulated
	Asset	Amortization	Asset	Amortization

Developed technology	$227,786	$(227,786)	$228,618	$(210,467)
Customer base	27,896	(27,896)	28,045	(25,916)
Other intangible assets	10,679	(10,679)	10,786	(10,681)

	$266,361	$(266,361)	$267,449	$(247,064)

      The changes in the gross amounts of intangible assets as of September 30, 2005, as compared with September 30, 2004, reflect the impact of foreign currency translation adjustments. Intangible assets are amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Amortization of intangible assets totaled $20.5 million (2005), $50.3 million (2004) and $51.2 million (2003).

4.	Income Taxes
      The components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003

Current:
United States	$—	$—	$—
Foreign	24	357	528
State and local	15	5	252

Total current	39	362	780

Deferred:
United States	—	—	—
Foreign	331	359	—
State and local	—	—	—

Total deferred	331	359	—

	$370	$721	$780

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2005	2004	2003

U.S. federal statutory tax at 35%	$(21,791)	$(32,384)	$(61,768)
State taxes, net of federal effect	(1,563)	(1,165)	(4,532)
Foreign income taxes in excess of U.S.	(866)	3,308	3,410
Research and development credits	(2,819)	(1,864)	—
Valuation allowance	26,836	32,783	63,587
Other	573	43	83

Provision for income taxes	$370	$721	$780

      Income (loss) before income taxes consists of the following components (in thousands):

	2005	2004	2003

United States	$(65,749)	$(84,946)	$(169,158)
Foreign	3,490	(7,580)	(7,323)

	$(62,259)	$(92,526)	$(176,481)

      Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2005	2004

Deferred tax assets:
Inventories	$17,151	$21,353
Deferred revenue	1,357	1,678
Accrued compensation and benefits	1,641	1,625
Product returns and allowances	808	828
Net operating losses	207,804	187,378
Research and development and investment credits	26,783	23,964
Foreign deferred taxes	852	1,183
Other	6,013	5,144
Valuation allowance	(250,957)	(224,045)

Total deferred tax assets	11,452	19,108

Deferred tax liabilities:
Intangible assets	—	6,959
Property, plant and equipment	674	2,016
Deferred state taxes	9,926	8,063
Other	—	887

Total deferred tax liabilities	10,600	17,925

Net deferred tax assets	$852	$1,183

      Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2005 and 2004 will not be realized through the reduction of future income tax payments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates.
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
      As of September 30, 2005, Mindspeed had U.S. federal net operating loss carryforwards of approximately $572.7 million, which expire at various dates from 2022 through 2025, and aggregate state net operating loss carryforwards of approximately $83.1 million, which expire at various dates from 2012 through 2015. Mindspeed also has U.S. federal and state research and development tax credit carryforwards of approximately $11.4 million and $15.4 million, respectively. The U.S. federal credits expire at various dates from 2022 through 2025, while the state credits have no expiration date.
      The deferred tax assets as of September 30, 2005 include a deferred tax asset of $9.7 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of September 30, 2005, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.
      In connection with the sale of the notes, the Company granted the purchasers certain registration rights. The Company’s Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the SEC on April 6, 2005.
      Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. The Company had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.
      As of September 30, 2005, the estimated fair value of the convertible senior notes was $41.2 million.

6.	Commitments
      The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. In March 2005, the Company and Conexant entered into an Amended and Restated Sublease. As amended, the Sublease has an initial term extending through June 2008 and the Company may, at its option, extend the Sublease for an additional two-year term. Rent payable under the amended Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company’s minimum future obligation under the amended Sublease is estimated at approximately $6.2 million annually (a total of $17.2 million over the remainder of the initial lease term), but actual costs will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
      The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
      Rental expense was approximately $7.3 million (2005), $6.8 million (2004) and $9.0 million (2003). Rental expense includes $3.7 million (2005), $4.5 million (2004) and $1.2 million (2003) paid to Conexant

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the Sublease. As of September 30, 2005, the Company’s minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year
2006	$9,727
2007	8,088
2008	5,445
2009	605
2010	334
Thereafter	651

Total minimum future lease payments	$24,850

      The minimum future lease payments as of September 30, 2005 include an aggregate of $2.3 million relating to facilities no longer occupied by the Company, which is included in the restructuring liability in the accompanying consolidated balance sheets.

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

Warrants
      In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of September 30, 2005, the entire warrant remains outstanding.
      The warrant held by Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities.
      Also in the Distribution, as a result of adjustments made to an outstanding warrant to purchase shares of Conexant common stock, Mindspeed issued to Jazz Semiconductor, Inc. (Jazz) a warrant to purchase 1,036,806 shares of Mindspeed common stock, at a price of $2.5746 per share. During fiscal 2005, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz for aggregate proceeds of $1.2 million. The Company issued 477,344 shares (2004) and 81,057 shares (2003) of its common stock upon the exercise of warrants by Jazz, for aggregate proceeds of $1.2 million and $0.2 million, respectively.

10.	Stock-Based Compensation
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
29.9 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees).

Stock Option Awards
      The Company has long-term incentive plans that provide for the grant of stock options, restricted stock and other stock-based awards to officers and other employees and certain non-employees. Subsequent to the Distribution and through fiscal 2005, awards of stock-based compensation have principally consisted of stock options. Stock option awards have an exercise price not less than the market value at the date of grant and a term of eight or ten years. The fiscal 2005 stock option awards include a broad-based grant of options to purchase an aggregate of 2.4 million shares at $2.28 per share, of which 50% vest six months following the grant date and the remainder vest one year after the grant date. Other stock option awards generally vest ratably over four years. A summary of activity under Mindspeed’s stock option plans follows (shares in thousands):

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	26,859	$2.30	30,466	$2.07	—	$—
Issued in connection with the Distribution	—	—	—	—	29,936	1.98
Granted	3,143	2.26	2,839	4.31	4,251	2.69
Exercised	(1,188)	1.59	(5,516)	2.04	(2,977)	2.02
Forfeited or expired	(2,734)	2.52	(930)	2.53	(744)	2.09

Outstanding at end of period	26,080	2.30	26,859	2.30	30,466	2.07

Exercisable at end of period	19,104	2.21	17,722	2.13	17,581	2.14

      The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2005 (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.14 - $ 1.58	3,696	5.1	$1.03	1,962	$1.03
1.61 - 2.27	8,271	3.6	1.82	7,985	1.81
2.28 - 2.73	10,636	5.8	2.45	7,430	2.42
2.79 - 4.41	2,803	5.7	3.54	1,439	3.76
4.46 - 23.29	674	6.2	7.79	288	7.93

0.14 - 23.29	26,080	5.0	2.30	19,104	2.21

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 16.9 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

	Outstanding			Exercisable

		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.14 - $ 1.51	1,687	5.2	$1.06	841	$1.05
1.61 - 2.27	4,683	4.1	1.83	4,421	1.81
2.28 - 2.73	7,681	6.1	2.48	4,551	2.46
2.82 - 4.41	2,245	6.3	3.43	893	3.59
4.46 - 16.98	571	6.6	7.74	200	7.96

0.14 - 16.98	16,867	5.5	2.46	10,906	2.28

Restricted Stock Awards
      The Company’s long-term incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards. Prior to the Distribution, similar awards were made to Mindspeed employees under Conexant’s long-term incentives plans. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. Restricted stock grants totaled 421,000 shares (2005), 51,000 shares (2004) and 52,000 shares (2003). Mindspeed recorded compensation expense of $0.4 million (2005), $0.1 million (2004) and $0.1 million (2003) for the value of restricted stock awards to employees, including amounts allocated from Conexant.

Employee Stock Purchase Plan
      The Company has an employee stock purchase plan under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Through July 2005, purchases were made at specified intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Prior to the Distribution, Mindspeed employees were eligible to participate in a similar plan sponsored by Conexant. In 2005, the Company amended the employee stock purchase plan to provide for purchases to be made at the end of each offering period, based on the fair market value of our common stock on the purchase date. New offerings under the plan provide for a discount of 5%. The offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. The Company issued 666,000 shares (2005) and 783,000 shares (2004) of its common stock under the employee stock purchase plan for net proceeds of $1.1 million and $2.2 million, respectively.

11.	Employee Benefit Plans
      The Company sponsors a 401(k) retirement savings plan for its eligible employees. Prior to the Distribution, Mindspeed employees were eligible to participate in similar plans sponsored by Conexant. The Company matches a portion of employee contributions and funds the matching contribution in shares of its common stock. The Company issued 483,000 shares (2005), 220,000 shares (2004) and 118,000 shares (2003) of its common stock to fund the matching contributions. The Company recognized expenses under the

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retirement savings plans, including amounts allocated from Conexant, of $0.9 million (2005), $1.2 million (2004) and $2.4 million (2003).

12.	Special Charges
      Special charges consist of the following (in thousands):

	2005	2004	2003

Asset impairments	$810	$—	$23,397
Restructuring charges	5,189	387	12,314
Other special charges	—	—	(8,541)

	$5,999	$387	$27,170

Asset Impairments
      2005 Impairments — During fiscal 2005, the Company recorded asset impairment charges totaling $810,000 related to property and equipment that it determined to abandon or scrap, including assets associated with the closure of the Company’s former design centers in Herzlia, Israel and Lisle, Illinois.
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

Restructuring Charges
      The Company has implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. The costs and expenses associated with the restructuring activities are included in special charges in the accompanying consolidated statements of operations.
      Mindspeed Strategic Restructuring Plan — In fiscal 2002, the Company initiated a number of cost reduction actions — including workforce reductions, the closure of Novanet Semiconductor Ltd. and the divestiture of NetPlane Systems, Inc. — and recorded fiscal 2002 restructuring charges totaling $23.2 million. In fiscal 2003, the Company implemented an additional workforce reduction affecting approximately

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
80 employees and closed its design center in Bristol, England. The Company recorded fiscal 2003 restructuring charges of $2.3 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and $4.6 million for commitments under license obligations for the purchase of design tools that the Company determined would not be used in the future. During fiscal 2003, the Company completed the workforce reductions. During fiscal 2005, the Company reversed $740,000 of previously accrued costs upon the resolution of liabilities under certain operating leases.
      Activity and liability balances related to the Mindspeed strategic restructuring plan for the three years ended September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, September 30, 2002	$4,090	$14,544	$18,634
Charged to costs and expenses	2,341	4,589	6,930
Cash payments	(6,431)	(9,980)	(16,411)

Restructuring balance, September 30, 2003	—	9,153	9,153
Expense reversal	—	(38)	(38)
Cash payments	—	(5,149)	(5,149)

Restructuring balance, September 30, 2004	—	3,966	3,966
Expense reversal	—	(740)	(740)
Cash payments	—	(1,620)	(1,620)

Restructuring balance, September 30, 2005	$—	$1,606	$1,606

      Mindspeed 2003 Restructuring Plan — In March 2003, the Company announced a number of expense reduction and restructuring initiatives intended to further improve its operating cost structure. The actions included the closure of the HotRail design center in San Jose, California and a workforce reduction of approximately 130 employees. Restructuring charges for this plan included an aggregate of $4.8 million for severance benefits paid to the affected employees and $1.3 million for costs associated with the consolidation of certain facilities and lease cancellation and related costs. Activity and liability balances related to the Mindspeed 2003 restructuring plan through September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$4,077	$1,568	$5,645
Cash payments	(3,759)	(191)	(3,950)

Restructuring balance, September 30, 2003	318	1,377	1,695
Charged to costs and expenses	689	(264)	425
Cash payments	(957)	(357)	(1,314)

Restructuring balance, September 30, 2004	50	756	806
Cash payments	(50)	(220)	(270)

Restructuring balance, September 30, 2005	$—	$536	$536

      Mindspeed 2004 Restructuring Plan — In October 2004, the Company announced a restructuring plan intended to reduce its operating expenses while focusing its research and development investment in key high-growth markets, including voice-over-Internet protocol (VoIP) and high-performance analog applications. The expense reduction actions included workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. Approximately 80% of the expense reductions were derived from the termination of

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
research and development programs which the Company believes had a longer return-on-investment timeframe or that addressed slower growth markets. The affected research and development programs were principally the Company’s asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, its T/ E carrier transmission products. The remainder of the cost savings came from the selling, general and administrative functions. Through September 30, 2005, the Company had completed substantially all of these actions, reducing its workforce by approximately 90 employees.
      In connection with these actions, the Company recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. Activity and liability balances related to the Mindspeed 2004 restructuring plan through September 30, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	$837	$971	$1,808

      Other Restructuring Plans — In fiscal 2003, the Company reversed $261,000 of previously accrued costs upon the resolution of liabilities for severance benefits payable under three additional restructuring plans initiated in fiscal 2001 and 2002. Also in fiscal 2003, the Company made cash payments of $80,000 to complete the cost reduction actions under one of these plans and, as of September 30, 2003, the Company had no remaining liabilities under these restructuring plans.
      Through September 30, 2005, the Company paid an aggregate of $41.1 million in connection with its restructuring plans (including amounts paid prior to fiscal 2003) and has a remaining accrued restructuring balance totaling $4.0 million (including $509,000 classified as a long-term liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.

Other Special Charges
      Other special charges for fiscal 2003 consist of a $9.0 million gain on the sale of the assets of NetPlane, partially offset by losses on other asset sales.

13.	Related Party Transactions
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For periods prior to the Distribution, Mindspeed’s cost of goods sold and operating expenses include allocations from Conexant for certain services which Conexant provided to Mindspeed and facility rent. Expenses allocated from Conexant included in the accompanying consolidated statements of operations for periods prior to the Distribution are as follows (in thousands):

2003

Cost of goods sold	$491
Research and development	3,294
Selling and marketing	2
General and administrative	3,470

$7,257

      Operating costs and expenses were allocated based upon specific identification to the extent possible; the remaining common costs are allocated on bases that management considered to be reasonable reflections of the utilization of services provided to or the benefit received by Mindspeed. The primary methods used to allocate common costs and expenses were (i) detailed activity-based analyses or (ii) the percentage of specifically identified costs incurred by Mindspeed to the total of all specifically identified costs incurred by Conexant.
      Following the Distribution, Mindspeed and Conexant each provided certain services to the other under the Transition Services Agreement. The accompanying consolidated statements of operations include expenses of $0.1 million (2004) and $0.4 million (2003) for services purchased from Conexant under the Transition Services Agreement subsequent to the Distribution. For fiscal 2005, services under the Transition Services Agreement were not significant.
      Sales to Conexant were $1.2 million (2005), $1.2 million (2004) and $0.4 million (2003). As of September 30, 2005, a liability to Conexant of $0.1 million is included in accounts payable in the accompanying consolidated balance sheets. As of September 30, 2004, a receivable from Conexant of $1.7 million is included in other current assets.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Other Information
      The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2005	2004	2003

Multiservice access DSP products	$33,048	$26,524	$7,942
High-performance analog products	27,087	24,636	21,899
WAN communications products	51,642	67,968	50,786
Other	—	307	1,279

	$111,777	$119,435	$81,906

      Other revenues for fiscal 2003 principally represent revenues of the NetPlane Systems software business, which the Company sold in the second quarter of fiscal 2003.
      Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2005	2004	2003

United States	$32,764	$38,151	$32,939
Other Americas	9,602	10,050	8,823

Total Americas	42,366	48,201	41,762
Malaysia	16,894	14,077	2,353
Taiwan	7,299	10,135	9,683
Hong Kong	17,326	18,703	8,145
Japan	5,417	4,082	4,290
Other Asia-Pacific	7,595	6,541	3,767

Total Asia-Pacific	54,531	53,538	28,238
Europe, Middle East and Africa	14,880	17,696	11,906

	$111,777	$119,435	$81,906

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
      Long-lived assets consist of property, plant and equipment, goodwill and intangible assets, and other assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2005	2004

United States	$17,144	$39,639
Europe, Middle East and Africa	1,671	4,494
Asia-Pacific	785	811

	$19,600	$44,944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:
      We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Costa Mesa, California
November 21, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
      There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2005. Deloitte & Touche LLP has audited our assessment of our internal control over financial reporting and their report is included in herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mindspeed Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and our report dated November 21, 2005, expressed an unqualified opinion on those financial statements and the financial statement schedule.
Deloitte & Touche LLP
Costa Mesa, California
November 21, 2005

Item 9B.	Other Information
      Not applicable.
PART III
      Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated herein by reference from the sections entitled “Election of Directors,” “Executive Officers,” “Board Committees and Meetings,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters — Code of Ethics” in the Proxy Statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference from the sections entitled “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Directors’ Compensation,” “Certain Relationships and Related Transactions,” “Board Committees and Meetings,” “Report of the Compensation and Management Development Committee on Executive Compensation” and “Stockholder Return Performance Graph” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated herein by reference from the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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
      (a)(1) Financial Statements
      The following consolidated financial statements of the Company for the fiscal year ended September 30, 2005 are included herewith:

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
      (3) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.8		Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.9		Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10		Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

10.1		Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.2		Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3		Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005.

10.4		Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005.

10.5		Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.6		Credit Agreement dated as of June 27, 2003, by and among the Registrant, the subsidiaries of the Registrant from time to time parties thereto and Conexant Systems, Inc., filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.7		Amendment No. 1 to Credit Agreement dated as of June 27, 2003, among the Registrant, certain subsidiaries of the Registrant and Conexant Systems, Inc., dated December 2, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 3, 2004, is incorporated herein by reference.

10.8		Amended and Restated Sublease, dated March 24, 2005, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.9		Purchase Agreement, dated December 2, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

10.10		Pledge Agreement, dated as of December 8, 2004, by the Registrant in favor of Wells Fargo Bank, N.A., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

10.11		Control Agreement, dated as of December 8, 2004, by and among the Registrant and Wells Fargo Bank, N.A., in its capacity as trustee, and Wells Fargo Bank, N.A., in its capacity as securities intermediary and depositary bank, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

*10	.12	Form of Employment Agreement between the Registrant and certain executives of the Registrant, filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

*10	.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.12 hereto.

*10	.14	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

*10	.15	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.14 hereto.

*10	.16	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.17	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.18	Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

*10	.19	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2005, is incorporated herein by reference.

*10	.20	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.21	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.22	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.23	Restricted Stock Award Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.

*10	.24	Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.

*10	.25	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.26	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.27	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.28	Mindspeed Technologies, Inc. Deferred Compensation Plan, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*†10	.29	Confidential Severance Agreement and General Release by and between Harry Davoody and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

12.1	Statement re: Computation of Ratios.

21	List of subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.
      (b) Exhibits
      See subsection (a)(3) above.
      (c) Financial Statement Schedules
      Not applicable.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 22nd day of November, 2005.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ Raouf Y. Halim

Raouf Y. Halim
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 22nd day of November, 2005, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ Raouf Y. Halim Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Simon Biddiscombe Simon Biddiscombe		Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Dwight W. Decker* Dwight W. Decker		Chairman of the Board of Directors

/s/ Donald R. Beall* Donald R. Beall		Director

/s/ Donald H. Gips* Donald H. Gips		Director

/s/ Michael T. Hayashi* Michael T. Hayashi		Director

/s/ Ming Louie* Ming Louie		Director

/s/ Thomas A. Madden* Thomas A. Madden		Director

/s/ Jerre L. Stead* Jerre L. Stead		Director

*By:	/s/ Raouf Y. Halim Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Year	Expenses	Deductions(1)	Year

	(In thousands)
Year ended September 30, 2005:
Allowance for doubtful accounts	$627	$(160)	$(5)	$462
Reserve for sales returns and allowances	922	1,206	(772)	1,356
Year ended September 30, 2004:
Allowance for doubtful accounts	$932	$(118)	$(187)	$627
Reserve for sales returns and allowances	430	574	(82)	922
Year ended September 30, 2003:
Allowance for doubtful accounts	$1,897	$(593)	$(372)	$932
Reserve for sales returns and allowances	641	(39)	(172)	430

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of the Registrant.
10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005.
10.4	Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005.
10.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.12 hereto.
10.15	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.14 hereto.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.