Form 10-Q
period 2005-12-31
MINDSPEED TECHNOLOGIES, INC
filed 2006-02-07
CIK 1224370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Number of shares of the registrant’s common stock outstanding as of January 27, 2006 was 106,924,608.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins, or encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, the build-out of networks in developing countries, and the increased outsourcing of component requirements;

•	our investment in research and development and participation in the formulation of industry standards;

•	the focus of our research and development efforts on products addressing voice-over-Internet protocol and high-performance analog applications and our expectation of the growth prospects for those products;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	the importance of providing comprehensive product service and support;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, and our intention to fund those payments from available cash balances and funds from product sales, and the impact of such payments on our liquidity;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and other compensation arrangements, and the expected amounts of stock-based compensation expense in future periods;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	market demand for our new and existing products, and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	availability and terms of capital needed for our business;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	our ability to obtain design wins and develop revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.
The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.
For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended December 31, 2005 and 2004 relate to the actual fiscal 2006 first quarter ended December 30, 2005 and the actual fiscal 2005 first quarter ended December 31, 2004, respectively.

MINDSPEED TECHNOLOGIES, INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets — December 31, 2005 and September 30, 2005	5

	Consolidated Condensed Statements of Operations — Three Months Ended December 31, 2005 and 2004	6

	Consolidated Condensed Statements of Cash Flows — Three Months Ended December 31, 2005 and 2004	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

	Signature	39
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$15,806	$15,335
Marketable securities	35,082	40,094
Receivables, net of allowance for doubtful accounts of $461 and $462 at December 31, 2005 and September 30, 2005, respectively	13,857	16,356
Inventories	15,607	10,730
Other current assets	3,297	3,389

Total current assets	83,649	85,904
Property, plant and equipment, net	13,379	14,890
Other assets	3,938	4,710

Total assets	$100,966	$105,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,636	$9,776
Deferred revenue	5,106	3,452
Accrued compensation and benefits	7,257	6,722
Restructuring	1,673	3,442
Other current liabilities	2,769	3,180

Total current liabilities	25,441	26,572
Convertible senior notes	44,317	44,219
Other liabilities	875	887

Total liabilities	70,633	71,678

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 106,463 and 103,852 shares issued at December 31, 2005 and September 30, 2005, respectively	1,065	1,039
Additional paid-in capital	239,099	237,003
Accumulated deficit	(193,556)	(188,052)
Accumulated other comprehensive loss	(16,275)	(16,164)

Total stockholders’ equity	30,333	33,826

Total liabilities and stockholders’ equity	$100,966	$105,504

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,
	2005	2004
Net revenues	$33,203	$26,316
Cost of goods sold (1)	10,482	7,982

Gross margin	22,721	18,334

Operating expenses:
Research and development (1)	16,512	19,604
Selling, general and administrative (1)	11,036	10,662
Amortization of intangible assets	—	12,676
Special charges	25	5,473

Total operating expenses	27,573	48,415

Operating loss	(4,852)	(30,081)
Interest expense	(552)	(140)
Other income, net	374	140

Loss before income taxes	(5,030)	(30,081)
Provision for income taxes	474	398

Net loss	$(5,504)	$(30,479)

Net loss per share, basic and diluted	$(0.05)	$(0.30)

Weighted-average number of shares used in per share computation	103,698	100,804

(1)	Includes stock-based compensation expense as follows:

Cost of goods sold	$77	$5
Research and development	646	15
Selling, general and administrative	594	27

Total stock-based compensation expense	$1,317	$47

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(5,504)	$(30,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,947	2,599
Amortization of intangible assets	—	12,676
Stock-based compensation	1,317	47
Asset impairments	—	600
Inventory provisions	(696)	495
Other non-cash items, net	126	248
Changes in assets and liabilities:
Receivables	2,499	3,535
Inventories	(4,181)	2,150
Accounts payable	(1,140)	(5,953)
Deferred revenue	1,654	676
Accrued expenses and other current liabilities	(1,425)	1,859
Other	(99)	1,724

Net cash used in operating activities	(5,502)	(9,823)

Cash Flows From Investing Activities
Capital expenditures	(460)	(762)
Sales of assets	10	128
Purchases of available-for-sale marketable securities	(19,300)	—
Sales of available-for-sale marketable securities	24,300	—
Purchases of held-to-maturity marketable securities	—	(3,253)
Maturities of held-to-maturity marketable securities	863	—

Net cash provided by (used in) investing activities	5,413	(3,887)

Cash Flows From Financing Activities
Sale of convertible senior notes	—	43,930
Exercise of stock options and warrants	560	2,062
Deferred financing costs	—	(320)

Net cash provided by financing activities	560	45,672

Net increase in cash and cash equivalents	471	31,962
Cash and cash equivalents at beginning of period	15,335	43,638

Cash and cash equivalents at end of period	$15,806	$75,600

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
Basis of Presentation — The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 6), necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Fiscal Periods — For presentation purposes, references made to the periods ended December 31, 2005 and 2004 relate to the actual fiscal 2006 first quarter ended December 30, 2005 and the actual fiscal 2005 first quarter ended December 31, 2004, respectively.
Recent Accounting Standards — The Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” as of the beginning of fiscal 2006, with no material effect on its financial condition or results of operations.
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007, and does not expect that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.
Income Taxes — The provision for income taxes for the three months ended December 31, 2005 and 2004 principally consists of income taxes incurred by the Company’s foreign subsidiaries.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental Cash Flow Information — Interest paid for the three months ended December 31, 2005 was $862,500; the Company paid no interest during the three months ended December 31, 2004. Income taxes paid, net of refunds received, for the three months ended December 31, 2005 and 2004 were $(10,000) and $151,000 respectively.
Reclassifications — Certain prior year amounts have been reclassified to conform to the current period presentation.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of December 31, 2005, the securities have a fair value of approximately $33.4 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
Marketable securities also include U.S. Treasury securities having an aggregate face amount of approximately $1.7 million purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which mature at various dates through November 2006, were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due. Consequently, these securities are classified as held-to-maturity securities and are recorded at their amortized cost of $1.7 million, which approximates fair value.
Inventories
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2005	2005
Work-in-process	$9,576	$5,422
Finished goods	6,031	5,308

	$15,607	$10,730

During the three months ended December 31, 2005 and 2004, the Company sold inventories with an original cost of approximately $1.8 million and $2.0 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Net loss	$(5,504)	$(30,479)
Foreign currency translation adjustments	(111)	136

Comprehensive loss	$(5,615)	$(30,343)

The balance of accumulated other comprehensive loss at December 31, 2005 and September 30, 2005 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Multiservice access DSP products	$11,669	$6,470
High-performance analog products	8,736	6,258
WAN communications products	12,798	13,588

	$33,203	$26,316

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Americas	$11,400	$11,414
Asia-Pacific	18,547	11,436
Europe, Middle East and Africa	3,256	3,466

	$33,203	$26,316

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
The following direct customers accounted for 10% or more of net revenues:

	Three months ended
	December 31,
	2005	2004
Customer A	17%	16%
Customer B	15%	13%
Customer C	11%	—
Customer D	10%	16%
Customer E	9%	15%
3. Stock Warrants
During the three months ended December 31, 2004, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz Semiconductor, Inc. for aggregate proceeds of $1.2 million.
As of December 31, 2005, outstanding warrants consist of a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013, held by Conexant.
4. Stock-Based Compensation
Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the intrinsic value method required by APB 25, the Company generally recognized no compensation expense with respect to stock option awards or awards under the employee stock purchase plan.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company elected to adopt SFAS 123R using “modified prospective application.” Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal 2005 and earlier years represents the cost of restricted stock awards determined in accordance with APB 25.
As a result of the Company’s recent operating losses and its expectation of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses—including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.
The fair value of stock options awarded during the three months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Three months ended
December 31, 2005
Weighted-average fair value of options granted	$1.19
Weighted-average assumptions:
Expected option life	3.2 years
Risk-free interest rate	4.3%
Expected volatility	78%
Dividend yield	—
The expected option term was estimated based upon historical experience and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.
The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R (in thousands, except per share amounts).

	Three months ended
	December 31,
	2005	2004
Net loss, as reported	$(5,504)	$(30,479)
Stock-based employee compensation expense included in the determination of reported net loss	1,317	47
Stock-based employee compensation expense determined under the fair value method	(1,317)	(3,956)

Pro forma net loss	$(5,504)	$(34,388)

Net loss per share, basic and diluted:
As reported	$(0.05)	$(0.30)
Pro forma	$(0.05)	$(0.34)
The fair value of stock options awarded during the three months ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Three months ended
December 31, 2004
Weighted-average fair value of options granted	$1.60
Weighted-average assumptions:
Expected option life	3.5 years
Risk-free interest rate	3.3%
Expected volatility	100%
Dividend yield	—

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock and other stock-based awards to the Company’s non-employee directors. As of December 31, 2005, an aggregate of 7.2 million shares of the Company’s common stock are available for issuance under these plans. In addition, the Directors Stock Plan provides that the number of shares available for issuance is automatically increased on the first day of each fiscal year by an amount equal to the greater of 160,000 shares or 0.18% of the shares of the Company’s common stock outstanding on that date, subject to the board being authorized and empowered to select a smaller amount.
The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 29.9 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.
The Company also maintains employee stock purchase plans for its domestic and foreign employees, under which 1,450,600 shares are available for issuance. The employee stock purchase plans provide that the maximum number of shares under the plans is automatically increased on the first day of each fiscal year by an aggregate of 750,000 shares.
Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; we also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices not less than the market price of our common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at September 30, 2005	26,080	$2.30
Granted	185	$2.18
Exercised	(430)	$1.48
Forfeited or expired	(651)	$3.28

Outstanding at December 31, 2005	25,184	$2.29	4.8 years

Exercisable at end of period	19,205	$2.18	4.3 years

As of December 31, 2005, there was unrecognized compensation expense of $3.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.5 years. The aggregate intrinsic value of options exercised during the three months ended December 31, 2005 was $0.2 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2005 was $9.0 million and $7.5 million, respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Awards
The Company’s stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards and from time to time the Company has used restricted stock awards for incentive or retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are subject to forfeiture if employment terminates prior to the end of the service period (generally two years from the grant date) or, in certain cases, if the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
In fiscal 2006, new awards of stock-based compensation have principally consisted of restricted stock awards. During the three months ended December 31, 2005, the Company made a broad-based grant of restricted stock awards covering substantially all employees. The majority of the restricted stock awards is intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals. Certain senior management personnel also received additional restricted stock awards having vesting tied to improvements in the Company’s operating performance. These awards also contain a requirement for continued service through the later of November 8, 2006 or the date of achievement of the specified performance conditions. The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested shares at September 30, 2005	423	$2.13
Granted	2,359	$2.26
Vested	(73)	$2.81
Forfeited	(64)	$2.31

Nonvested shares at December 31, 2005	2,645	$2.23

As of December 31, 2005 there was unrecognized compensation expense of $3.8 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. Purchases are made at the end of each offering period, at a discount of 5% from the fair market value on the purchase date. Under SFAS 123R, the plan is non-compensatory and the Company has recorded no compensation expense in connection therewith.
5. Commitments and Contingencies
Various lawsuits, claims and proceedings have been or may be instituted or asserted against Conexant or Mindspeed, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and current and future litigation against Conexant or its subsidiaries to the extent such matters relate to Mindspeed.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.
6. Special Charges
Special charges consist of the following (in thousands):

	Three months ended
	December 31,
	2005	2004
Asset impairments	$—	$600
Restructuring charges	25	4,873

	$25	$5,473

Asset Impairments
During the first three months of fiscal 2005, the Company recorded asset impairment charges totaling $600,000 related to property and equipment that it determined to abandon or scrap.
Restructuring Charges
Mindspeed 2004 Restructuring Plan — In October 2004, the Company announced a restructuring plan intended to reduce its operating expenses while focusing its research and development investment in key high-growth markets, including voice-over-Internet protocol (VoIP) and high-performance analog applications. The expense reduction actions included workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. Approximately 80% of the expense reductions were derived from the termination of research and development programs which the Company believes had a longer return-on-investment timeframe or that addressed slower growth markets. The affected research and development programs were principally the Company’s asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, its T/E carrier transmission products. The remainder of the cost savings came from the selling, general and administrative functions. The Company completed substantially all of these actions during fiscal 2005, reducing its workforce by approximately 90 employees.
In connection with these actions, the Company recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. Activity and liability balances related to the Mindspeed 2004 restructuring plan through December 31, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	837	971	1,808
Cash payments	(553)	(434)	(987)

Restructuring balance, December 31, 2005	$284	$537	$821

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2005, the Company made cash payments of $0.8 million under these restructuring plans. As of December 31, 2005, the Company’s remaining liabilities under these restructuring plans totaled $1.3 million, representing amounts payable under non-cancelable leases and other contractual commitments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
As of December 31, 2005, the Company has a remaining accrued restructuring balance totaling $2.1 million (including $0.4 million classified as a long-term liability), representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments are expected to be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.
7. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the three months ended December 31, 2005 and 2004, rent and operating expenses payable to Conexant were $1.5 million and $1.1 million, respectively. As of December 31, 2005, a liability to Conexant of $0.2 million is included in other current liabilities in the consolidated condensed balance sheet.
Product sales to Conexant were $0.2 million for the three months ended December 31, 2004; the Company made no sales to Conexant during the three months ended December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2005.
Overview
We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., McData Corporation, Nortel Networks, Inc. and Siemens A.G.
Trends and Factors Affecting Our Business
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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% and 42% of our revenues for fiscal 2005 and the first quarter of fiscal 2006, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 71% and 70%, respectively, of our net revenues for fiscal 2005 and the first quarter of fiscal 2006. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $71.4 million and $16.5 million on research and development for fiscal 2005 and the first quarter of fiscal 2006, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.
We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers.
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
Spin-off from Conexant Systems, Inc.
On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq National Market under the ticker symbol “MSPD.”
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
Stock-Based Compensation Programs
We use stock-based compensation to attract and retain employees and to provide long-term incentive compensation that aligns the interests of our employees with those of our stockholders. Prior to fiscal 2006, our stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; we also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices not less than the market price of our common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). From time to time we also use restricted stock awards with time-based vesting for incentive or retention purposes.
For fiscal 2006, we have revised our compensation arrangements to provide both current and long-term incentive compensation. Stock-based compensation is expected to principally consist of restricted stock awards. During the first quarter of fiscal 2006, we granted approximately 2.4 million shares of restricted stock to our employees. The majority of these awards comprised a broad-based grant, covering substantially all of our employees, intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals. Certain senior management personnel also received additional restricted stock awards having vesting tied to improvements in our company operating performance.
In January 2006, we made a broad-based grant of approximately 1.1 million shares of restricted stock intended to provide long-term incentive compensation. These awards will vest ratably over a period of four years, subject to continued service. From time to time, we also grant stock options or other stock-based awards for incentive or retention purposes. We expect to formally review, and may further revise, our compensation arrangements for fiscal 2007 and thereafter based on regular assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.

Effective October 1, 2005, we adopted SFAS 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock compensation expense for fiscal 2006 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.
Stock-based compensation expense totaling $1.3 million and $47,000 for the first quarter of fiscal 2006 and 2005, respectively, is included in cost of goods sold, research and development expenses, and selling, general and administrative expenses. The increase principally reflects the cost of restricted stock and other awards made during the fiscal 2006 first quarter, as well as the cost of awards outstanding at October 1, 2005 but vesting after that date. We expect that stock-based compensation expense for fiscal 2006 will be approximately $7.3 million. However, the actual amount of expense we record in each fiscal period will depend on a number of factors, including the number of awards, the market price of our common stock, the vesting periods, the number of awards that ultimately vest and other factors. See “Critical Accounting Policies and Estimates—Stock-Based Compensation.”
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation and income taxes. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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

Stock-Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
Recent Accounting Pronouncements
The Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” as of the beginning of fiscal 2006, with no material effect on its financial condition or results of operations.
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
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended December 31,
($ in millions)	2005	Change	2004

Multiservice access DSP products	$11.7	80%	$6.5
High-performance analog products	8.7	40%	6.2
WAN communications products	12.8	(6)%	13.6

Net revenues	$33.2	26%	$26.3

The 26% increase in our revenues for the fiscal 2006 first quarter compared to the comparable fiscal 2005 period reflects higher sales volumes in our multiservice access DSP products and our high-performance analog products, partially offset by lower sales volumes in our WAN communications products. The increase in revenues from our multiservice access DSP products reflects increased sales across the majority of our VoIP product families. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks. Revenues from our high-performance analog products benefited from increased shipments of our crosspoint switches for use in storage area networking applications. We also experienced increased demand for our physical media dependent devices from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks. Sales of WAN communications products reflect the lower demand we experienced for our ATM/MPLS network processor products and digital subscriber line (DSL) transceivers, partially offset by increased shipments of our T/E carrier transmission products.
Gross Margin

	Three months ended December 31,
($ in millions)	2005	Change	2004

Gross margin	$22.7	24%	$18.3
Percent of net revenues	68%		70%
Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Jazz Semiconductor, Inc. and Amkor Technology, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; and sustaining engineering expenses pertaining to products sold.
Our gross margin for the fiscal 2006 first quarter was adversely affected by lower than anticipated manufacturing yields on certain products. These costs were partially offset by the favorable effect of increased volume resulting from the 26% increase in our quarterly revenues. In addition, the provision for excess and obsolete inventories was a net credit of $(0.7) million for the fiscal 2006 first quarter, compared to a provision of $0.5 million for the comparable fiscal 2005 period, resulting from the sale of certain previously written-down inventories.
For the first quarter of fiscal 2006 and 2005, our gross margin also benefited from the sale of inventories with an original cost of $1.8 million and $2.0 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.
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
From the time of the fiscal 2001 inventory write-downs through December 31, 2005, we scrapped a portion of these inventories having an original cost of $36.4 million and sold a portion of these inventories with an original cost of $28.3 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of December 31, 2005, we continued to hold inventories with an original cost of $18.8 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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
Research and Development

	Three months ended December 31,
($ in millions)	2005	Change	2004

Research and development	$16.5	(16)%	$19.6
Percent of net revenues	50%		74%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions we completed in fiscal 2005, including workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. These decreases were partially offset by a $631,000 increase in stock-based compensation expense.
Selling, General and Administrative

	Three months ended December 31,
($ in millions)	2005	Change	2004

Selling, general and administrative	$11.0	4%	$10.7
Percent of net revenues	33%		41%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The increase in our SG&A expenses for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 reflects a $567,000 increase in stock-based compensation expense and increased costs for professional services related to our annual audit and Sarbanes-Oxley compliance. These costs were partially offset by lower headcount and personnel-related costs.
Amortization of Intangible Assets

	Three months ended December 31,
($ in millions)	2005	Change	2004

Amortization of intangible assets	$—	(100)%	$12.7
Amortization of intangible assets decreased to zero for the fiscal 2006 first quarter because the remainder of our intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero. Intangible assets were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. We will not record any additional amortization expense on our existing intangible assets in future periods.

Special Charges
Special charges consist of the following:

	Three months ended December 31,
($ in millions)	2005	2004

Asset impairments	$—	$0.6
Restructuring charges	—	4.9

	$—	$5.5

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
Restructuring Charges
Mindspeed 2004 Restructuring Plan — In October 2004, we announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including voice-over-Internet protocol (VoIP) and high-performance analog applications. The expense reduction actions included workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. Approximately 80% of the expense reductions were derived from the termination of research and development programs which we believe had a longer return-on-investment timeframe or that addressed slower growth markets. The affected research and development programs were principally our asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, our T/E carrier transmission products. The remainder of the cost savings came from the selling, general and administrative functions. We completed substantially all of these actions during fiscal 2005, reducing our workforce by approximately 90 employees.
In connection with these actions, we recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. Activity and liability balances related to the Mindspeed 2004 restructuring plan through December 31, 2005 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	837	971	1,808
Cash payments	(553)	(434)	(987)

Restructuring balance, December 31, 2005	$284	$537	$821

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2005, we made cash payments of $0.8 million under these restructuring plans. As of December 31, 2005, our remaining liabilities under these restructuring plans totaled $1.3 million, representing amounts payable under non-cancelable leases and other contractual commitments.
As of December 31, 2005, we have a remaining accrued restructuring balance totaling $2.1 million (including $0.4 million classified as a long-term liability), representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments are expected to be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

Interest Expense

	Three months ended December 31,
($ in millions)	2005	2004

Interest expense	$(0.6)	$(0.1)
Interest expense represents interest on the $46 million convertible senior notes we issued in December 2004. Interest expense increased for the fiscal 2006 first quarter, as compared to the comparable fiscal 2005 period, because the notes were outstanding during the entire fiscal 2006 first quarter.
Other Income (Expense), Net

	Three months ended December 31,
($ in millions)	2005	2004

Other income, net	$0.4	$0.1
Other income (expense) principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The increase in other income for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 principally reflects higher interest income resulting from higher invested cash balances and the higher interest rates that prevailed during the most recent period.
Provision for Income Taxes
Our provision for income taxes for the first quarter of fiscal 2006 and 2005 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first quarter of fiscal 2006 and 2005 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Cash used in operating activities was $5.5 million for the first quarter of fiscal 2006 compared to $9.8 million for the first quarter of fiscal 2005. Operating cash flows for the first quarter of fiscal 2006 reflect our net loss of $5.5 million, partially offset by non-cash charges (depreciation, stock-based compensation expense and other) of $2.7 million, and net working capital increases of approximately $2.7 million.
The net working capital increases for the first quarter of fiscal 2006 consisted principally of a $4.2 million increase in net inventories resulting from our decision to increase inventory levels to satisfy anticipated customer demand and to mitigate supply constraints. The working capital increases also included a $1.1 million decrease in accounts payable and a $1.4 million decrease in accrued expenses and other current liabilities, principally related to the timing of payments for restructuring costs. These amounts were partially offset by a $2.5 million decrease in accounts receivable resulting from a decrease in our average collection period and a $1.7 million increase in deferred revenue.
Cash provided by investing activities of $5.4 million for the first quarter of fiscal 2006 principally consisted of sales of marketable securities (net of purchases) of $5.9 million, partially offset by capital expenditures of $460,000. For the first quarter of fiscal 2005, cash used in investing activities of $3.9 million principally consisted of purchases of marketable securities of $3.3 million and capital expenditures of $762,000, partly offset by proceeds from asset sales of $128,000.
Cash provided by financing activities of $560,000 for the first quarter of fiscal 2006 consisted of proceeds from the exercise of stock options. Cash provided by financing activities of $45.7 million for the first quarter of fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $2.1 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $320,000.

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
If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we will be required to increase the number of shares issuable upon conversion by up to 72.09 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.
For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2005, the estimated fair value of our liability under the fundamental change adjustment was not significant.
Conexant Warrant
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

Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of December 31, 2005, our cash and cash equivalents totaled $15.8 million and our marketable securities totaled $35.1 million. Our working capital at December 31, 2005 was $58.2 million.
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
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
			(in millions)

Long-term debt	$46.0	$—	$—	$46.0	$—
Interest expense on long-term debt	6.9	1.7	3.5	1.7	—
Operating leases	22.7	9.3	11.9	0.9	0.6
Purchase obligations	8.6	2.9	4.0	1.7	—

Total	$84.2	$13.9	$19.4	$50.3	$0.6

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. U.S. Treasury securities having an aggregate face amount of approximately $1.7 million are pledged to the trustee for the payment of the next two scheduled interest payments on the notes when due.
In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $4.0 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.2 million annually (a total of $15.7 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $2.1 million and extending to various dates through fiscal 2008.

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
     We incurred a net loss of $5.5 million for the fiscal 2006 first quarter compared to net loss of $62.6 million for fiscal 2005 and $93.2 million in fiscal 2004. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2006, and we may incur additional significant losses and negative cash flows in subsequent periods.
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
For the first quarter of fiscal 2006, our net cash used in operating activities was $5.5 million compared to net cash used in operating activities of $9.8 million for the first quarter of fiscal 2005. Our net cash used in operating activities was $30.2 million for fiscal 2005 and $43.2 million for fiscal 2004. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of December 31, 2005, our cash and cash equivalents totaled $15.8 million and our marketable securities totaled $35.1 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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
Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing) is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited capacity to fulfill the production requirements of other clients that are larger or better financed than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products wafers.
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

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses, and we anticipate future losses. We believe that financial stability of suppliers is an important consideration in our customers’ purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers that they believe have a stronger financial position or liquidity.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 47% and 42%, respectively, of our net revenues for fiscal 2005 and the first quarter of fiscal 2006.
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
For fiscal 2005 and the first quarter of fiscal 2006, approximately 71% and 70%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 17% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of December 31, 2005, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than twelve months. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of December 31, 2005, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Currency Exchange Rate Risk
We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2005, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2005, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 1, 2005 to October 28, 2005	—		$—	—	—
October 29, 2005 to November 25, 2005	—		$—	—	—
November 26, 2005 to December 30, 2005	55,011	(a)	$2.15	—	—

	55,011		$2.15	—	—

(a)	Represents shares of our common stock purchased from employees and directors in connection with the exercise of stock options and the vesting of restricted stock.

ITEM 6. EXHIBITS

3.1
Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.
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

*10.1	Summary of Director Compensation Arrangements.
10.2	Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006.
*10.3	Amendment No. 1 to Mindspeed Technologies, Inc. Deferred Compensation Plan.
12.1	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: February 7, 2006	By	/s/ Simon Biddiscombe
Simon Biddiscombe
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX

10.1	Summary of Director Compensation Arrangements.
10.2	Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006.
10.3	Amendment No. 1 to Mindspeed Technologies, Inc. Deferred Compensation Plan.
12.1	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.