Form 10-Q
period 2006-03-31
MINDSPEED TECHNOLOGIES, INC
filed 2006-05-09
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of the registrant’s common stock outstanding as of April 28, 2006 was 110,150,080.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks and the build-out of networks in developing countries;

•	our investment in research and development and participation in the formulation of industry standards;

•	the focus of our research and development efforts on products addressing voice-over-Internet protocol and high-performance analog applications and our expectation of the growth prospects for those products;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	our plans to reduce operating expenses, and the amount and timing of any such expense reductions;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	the expected cost savings under our restructuring plans and the uses of those savings, as well as the amounts of future charges to complete the restructuring plans;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, our intention to fund those payments from available cash balances and funds from product sales and the impact of such payments on our liquidity;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and other compensation arrangements and the expected amounts of stock-based compensation expense in future periods;

•	our intentions with respect to inventories that were previously written down;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	market demand for our new and existing products, and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	availability and terms of capital needed for our business;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	our ability to obtain design wins and develop revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	changes in our customers’ inventory levels and inventory management practices;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.
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
For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended March 31, 2006 and 2005 relate to the actual fiscal 2006 second quarter ended March 31, 2006 and the actual fiscal 2005 second quarter ended April 1, 2005, respectively.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$14,473	$15,335
Marketable securities	32,968	40,094
Receivables, net of allowance for doubtful accounts of $464 and $462 at March 31, 2006 and September 30, 2005, respectively	12,793	16,356
Inventories	18,755	10,730
Other current assets	3,203	3,389

Total current assets	82,192	85,904

Property, plant and equipment, net	12,637	14,890
Other assets	4,383	4,710

Total assets	$99,212	$105,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,304	$9,776
Deferred revenue	4,058	3,452
Accrued compensation and benefits	7,063	6,722
Restructuring	2,006	3,442
Other current liabilities	3,662	3,180

Total current liabilities	25,093	26,572

Convertible senior notes	44,416	44,219
Other liabilities	1,316	887

Total liabilities	70,825	71,678

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred and junior preferred stock	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 109,700 and 103,852 shares issued at March 31, 2006 and September 30, 2005, respectively	1,097	1,039
Additional paid-in capital	244,223	237,003
Accumulated deficit	(200,670)	(188,052)
Accumulated other comprehensive loss	(16,263)	(16,164)

Total stockholders’ equity	28,387	33,826

Total liabilities and stockholders’ equity	$99,212	$105,504

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenues	$34,610	$26,644	$67,813	$52,960
Cost of goods sold (1)	10,221	8,316	20,703	16,298

Gross margin	24,389	18,328	47,110	36,662

Operating expenses:
Research and development (1)	17,035	18,613	33,547	38,217
Selling, general and administrative (1)	12,462	10,430	23,498	21,092
Amortization of intangible assets	—	6,981	—	19,657
Special charges	1,156	508	1,181	5,981

Total operating expenses	30,653	36,532	58,226	84,947

Operating loss	(6,264)	(18,204)	(11,116)	(48,285)

Interest expense	(552)	(545)	(1,104)	(685)
Other income, net	354	291	728	431

Loss before income taxes	(6,462)	(18,458)	(11,492)	(48,539)

Provision (benefit) for income taxes	652	(63)	1,126	335

Net loss	$(7,114)	$(18,395)	$(12,618)	$(48,874)

Net loss per share, basic and diluted	$(0.07)	$(0.18)	$(0.12)	$(0.48)

Weighted-average number of shares used in per share computation	105,000	102,075	104,349	101,440

(1) Includes stock-based compensation expense as follows:
Cost of goods sold	$98	$—	$175	$5
Research and development	652	70	1,298	85
Selling, general and administrative	922	47	1,516	74

Total stock-based compensation expense	$1,672	$117	$2,989	$164

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(12,618)	$(48,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,774	4,954
Amortization of intangible assets	—	19,657
Stock-based compensation	2,989	164
Asset impairments	—	604
Inventory provisions	(542)	739
Other non-cash items, net	397	433
Changes in assets and liabilities:
Receivables	3,560	6,140
Inventories	(7,483)	1,239
Accounts payable	(1,474)	(2,206)
Deferred revenue	606	(20)
Accrued expenses and other current liabilities	(108)	175
Other	(31)	1,509

Net cash used in operating activities	(10,930)	(15,486)

Cash Flows From Investing Activities
Capital expenditures	(1,535)	(2,463)
Sales of assets	—	137
Purchases of available-for-sale marketable securities	(32,747)	(44,875)
Sales of available-for-sale marketable securities	39,875	—
Purchases of held-to-maturity marketable securities	—	(3,253)
Maturities of held-to-maturity marketable securities	863	—

Net cash provided by (used in) investing activities	6,456	(50,454)

Cash Flows From Financing Activities
Sale of convertible senior notes	—	43,930
Exercise of stock options and warrants	3,612	2,690
Deferred financing costs	—	(415)

Net cash provided by financing activities	3,612	46,205

Net decrease in cash and cash equivalents	(862)	(19,735)

Cash and cash equivalents at beginning of period	15,335	43,638

Cash and cash equivalents at end of period	$14,473	$23,903

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
Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2006 and 2005 relate to the actual fiscal 2006 first quarter ended March 31, 2006 and the actual fiscal 2005 first quarter ended April 1, 2005, respectively.
Recent Accounting Standards – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” as of the beginning of fiscal 2006, with no material effect on its financial condition or results of operations.
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
Income Taxes – The provision for income taxes for the six months ended March 31, 2006 and 2005 principally consists of income taxes incurred by the Company’s foreign subsidiaries.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental Cash Flow Information – Interest paid for the six months ended March 31, 2006 was $862,500; the Company paid no interest during the six months ended March 31, 2005. Income taxes paid, net of refunds received, for the six months ended March 31, 2006 and 2005 were $(36,000) and $285,000, respectively.
Reclassifications – Certain prior year amounts have been reclassified to conform to the current period presentation.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of March 31, 2006, the securities have a fair value of approximately $31.3 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
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
Inventories
Inventories consist of the following (in thousands):

	March 31,	September 30,
	2006	2005
Work-in-process	$9,512	$5,422
Finished goods	9,243	5,308

	$18,755	$10,730

During the six months ended March 31, 2006 and 2005, the Company sold inventories with an original cost of approximately $2.8 million and $5.5 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net loss	$(7,114)	$(18,395)	$(12,618)	$(48,874)
Foreign currency translation adjustments	12	(66)	(99)	70

Comprehensive loss	$(7,102)	$(18,461)	$(12,717)	$(48,804)

The balance of accumulated other comprehensive loss at March 31, 2006 and September 30, 2005 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Multiservice access DSP products	$8,168	$8,744	$19,837	$15,214
High-performance analog products	11,274	6,916	20,010	13,174
WAN communications products	15,168	10,984	27,966	24,572

	$34,610	$26,644	$67,813	$52,960

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Americas	$13,490	$9,976	$24,890	$21,390
Asia-Pacific	17,909	13,663	36,456	25,099
Europe, Middle East and Africa	3,211	3,005	6,467	6,471

	$34,610	$26,644	$67,813	$52,960

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
The following direct customers accounted for 10% or more of net revenues:

	Six months ended
	March 31,
	2006	2005
Customer A	17%	15%
Customer B	11%	15%
Customer C	10%	14%
Customer D	10%	15%
3. Stock Warrants
During the six months ended March 31, 2005, the Company issued 478,405 shares of its common stock upon the exercise of all remaining warrants held by Jazz Semiconductor, Inc. for aggregate proceeds of $1.2 million.
As of March 31, 2006, outstanding warrants consist of a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013, held by Conexant.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal 2005 and earlier years represents the cost of restricted stock awards determined in accordance with APB 25.
Stock-based compensation awards generally vest over time, subject to continued service to the Company and, in some cases, the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of awards that are ultimately expected to vest. The Company estimates forfeiture rates of 8.5% to 10% depending on the characteristics of the award.
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
The fair value of stock options awarded during the six months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Six months ended
March 31, 2006
Weighted-average fair value of options granted	$1.74

Weighted-average assumptions:
Expected option term	3.4 years
Risk-free interest rate	4.6%
Expected volatility	77%
Dividend yield	—
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
The following table illustrates the effect on net loss and net loss per share for the three months and six months ended March 31, 2005, as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 (in thousands, except per share amounts):

	Three months	Six months
	ended	ended
	March 31, 2005	March 31, 2005
Net loss, as reported	$(18,395)	$(48,874)
Stock-based employee compensation expense included in the determination of reported net loss	117	164
Stock-based employee compensation expense determined under the fair value method	(3,280)	(7,236)

Pro forma net loss	$(21,558)	$(55,946)

Net loss per share, basic and diluted:
As reported	$(0.18)	$(0.48)

Pro forma	$(0.21)	$(0.55)

The fair value of stock options awarded during the six months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Six months ended
March 31, 2005
Weighted-average fair value of options granted	$1.05

Weighted-average assumptions:
Expected option term	2.0 years
Risk-free interest rate	3.9%
Expected volatility	80%
Dividend yield	—

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock and other stock-based awards to the Company’s non-employee directors. As of March 31, 2006, an aggregate of 5.7 million shares of the Company’s common stock are available for issuance under these plans. In addition, the Directors Stock Plan provides that the number of shares available for issuance is automatically increased on the first day of each fiscal year by an amount equal to the greater of 160,000 shares or 0.18% of the shares of the Company’s common stock outstanding on that date, subject to the board being authorized and empowered to select a smaller amount.
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
The Company also maintains employee stock purchase plans for its domestic and foreign employees, under which 1.4 million shares are available for issuance. The employee stock purchase plans provide that the maximum number of shares under the plans is automatically increased on the first day of each fiscal year by an aggregate of 750,000 shares.
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

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at September 30, 2005	26,080	$2.30

Granted	703	$3.12
Exercised	(2,248)	$1.73
Forfeited or expired	(1,137)	$3.20

Outstanding at March 31, 2006	23,398	$2.34	4.8 years

Exercisable at end of period	18,656	$2.52	4.4 years

As of March 31, 2006, there was unrecognized compensation expense of $2.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.0 years. The aggregate intrinsic value of options exercised during the six months ended March 31, 2006 was $3.3 million. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $40.5 million and $33.9 million, respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Awards
The Company’s stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards and from time to time the Company has used restricted stock awards for incentive or retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are subject to forfeiture if employment terminates prior to the end of the service period or if the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
In fiscal 2006, new awards of stock-based compensation have principally consisted of restricted stock awards. During the six months ended March 31, 2006, the Company granted an aggregate of 3.8 million shares of restricted stock to its employees. These awards principally consisted of broad-based grants covering substantially all employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals for fiscal year 2006. Certain senior management personnel also received additional restricted stock awards having vesting tied to the Company’s achievement of an operating profit. For purposes of the restricted stock awards, operating profit or loss excludes stock-based compensation expenses and special charges. If the Company does not achieve an operating profit (as defined) by the fiscal 2006 fourth quarter, the number of shares that may ultimately vest is reduced each quarter thereafter by an amount equal to 25% of the original award. These awards also contain a requirement for continued service through the later of November 8, 2006 or the date of achievement of the specified performance conditions. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, subject to continued service.
The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at September 30, 2005	423	$2.13
Granted	3,805	$2.63
Vested	(176)	$2.56
Forfeited	(178)	$2.42

Nonvested shares at March 31, 2006	3,874	$2.58

The total fair value of shares vested during the six months ended March 31, 2006 was $528,000. As of March 31, 2006 there was unrecognized compensation expense of $5.7 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. Purchases are made at the end of each offering period, at a discount of 5% from the fair market value on the purchase date. Under SFAS 123R, the plan is non-compensatory and the Company has recorded no compensation expense in connection therewith. During the six months ended March 31, 2006 and 2005, the Company issued 59,000 and 349,000 shares of its common stock under the employee stock purchase plan for net proceeds of $209,000 and $689,000, respectively.
5. Commitments and Contingencies
Various lawsuits, claims and proceedings have been or may be instituted or asserted against Conexant or Mindspeed, including those pertaining to product liability, intellectual property, environmental, safety and health

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
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
6. Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Asset impairments	$—	$4	$—	$604
Restructuring charges	1,156	504	1,181	5,377

	$1,156	$508	$1,181	$5,981

Asset Impairments
During the first six months of fiscal 2005, the Company recorded asset impairment charges totaling $604,000 related to property and equipment that it determined to abandon or scrap.
Restructuring Charges
Mindspeed 2006 Restructuring Plan — In March 2006, the Company implemented a restructuring plan under which it reduced its workforce by approximately 21 employees. The affected employees included approximately nine persons in research and development, six in sales and marketing and six in general and administrative functions. In connection with the 2006 restructuring plan, the company recorded restructuring charges of $956,000 in the fiscal 2006 second quarter. The restructuring charges included $807,000 for severance benefits payable to 15 affected employees and $149,000 for the value of stock-based compensation awards that will vest without future service to the company. The Company expects to record additional fiscal 2006 charges totaling approximately $500,000 for severance benefits payable to the remaining affected employees.
The Company expects that the workforce reductions will reduce its quarterly operating expenses by approximately $600,000, including approximately $300,000 in research and development expenses and approximately $300,000 in selling, general and administrative expenses, beginning in the fiscal 2006 third quarter. However, the Company intends to reinvest substantially all of such cost savings back into its research and development programs. Consequently, the Company does not expect that the 2006 restructuring plan will result in a long-term reduction in its operating expenses.
Activity and liability balances related to the Mindspeed 2006 restructuring plan through March 31, 2006 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$956
Cash payments	(91)
Non-cash charges	(149)

Restructuring balance, March 31, 2006	$716

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In connection with these actions, the Company recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. During the six months ended March 31, 2006, the Company recorded additional charges of $300,000 for severance and related benefits payable to the affected employees. Activity and liability balances related to the Mindspeed 2004 restructuring plan through March 31, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	837	971	1,808

Charged to costs and expenses	300	—	300
Cash payments	(915)	(577)	(1,492)

Restructuring balance, March 31, 2006	$222	$394	$616

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2006, the Company made cash payments of $1.0 million under these restructuring plans and reversed $75,000 of previously accrued costs related to contractual obligations. As of March 31, 2006, the Company’s remaining liabilities under these restructuring plans totaled $1.0 million, representing amounts payable under non-cancelable leases and other contractual commitments.
As of March 31, 2006, the Company has a remaining accrued restructuring balance totaling $2.3 million (including $341,000 classified as a long-term liability), representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments are expected to be funded from available cash balances and funds from product sales and are not expected to impact significantly the Company’s liquidity.
7. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the six months ended March 31, 2006 and 2005, rent and operating expenses paid to Conexant were $3.1 million and $2.2 million, respectively.
Product sales to Conexant were $1.2 million for the six months ended March 31, 2005; the Company made no sales to Conexant during the six months ended March 31, 2006.

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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% and 44% of our revenues for fiscal 2005 and the first six months of fiscal 2006, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 71% and 68%, respectively, of our net revenues for fiscal 2005 and the first six months of fiscal 2006. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $71.4 million and $33.5 million on research and development for fiscal 2005 and the first six months of fiscal 2006, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.
We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers.
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
In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. We expect that the workforce reductions will reduce our operating expenses for the fiscal 2006 third quarter by approximately $600,000. However, we plan to reinvest substantially all of the cost savings from our workforce reductions into our research and development programs. We have also taken additional actions to reduce our operating expenses for the fiscal 2006 third quarter, including a mandatory vacation requirement for all employees at our locations in the United States. While we estimate this one-time vacation requirement will reduce our operating expenses by approximately $1.2 million in the fiscal 2006 third quarter, we do not expect that it will result in a reduction of our operating expenses for the fourth quarter of fiscal 2006 or thereafter in comparison to historical levels.
Spin-off from Conexant Systems, Inc.
On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on The Nasdaq Stock Market under the ticker symbol “MSPD.”
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
For fiscal 2006, we have revised our stock-based compensation arrangements to provide current and long-term incentive compensation, principally through restricted stock awards. During the first six months of fiscal 2006, we granted an aggregate of 3.8 million shares of restricted stock to our employees. These awards principally consisted of broad-based grants, covering substantially all of our employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals for fiscal year 2006. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, subject to continued service. Certain senior management personnel also received additional restricted stock awards having vesting tied to our achievement of an operating profit. For purposes of the restricted stock awards, operating profit or loss excludes stock-based compensation expenses and special charges. If we do not achieve an operating profit (as defined) by the fiscal 2006 fourth quarter, the number of shares that may ultimately vest is reduced each quarter thereafter by an amount equal to 25% of the original award. These awards also contain a requirement for continued service through the later of November 8, 2006 or the date of achievement of the specified performance conditions.
From time to time, we also grant stock options or other stock-based awards for incentive or retention purposes. We expect to formally review, and may further revise, our compensation arrangements for fiscal 2007 and thereafter based on regular assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.
Effective October 1, 2005, we adopted SFAS 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock-based compensation expense for fiscal 2006 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.
Stock-based compensation expense totaling $3.0 million and $164,000 for the first six months of fiscal 2006 and 2005, respectively, is included in cost of goods sold, research and development expenses, and selling, general and administrative expenses. The increase principally reflects the cost of restricted stock and other awards made during the first six months of fiscal 2006, as well as the cost of awards outstanding at October 1, 2005 but vesting after that date. We expect that stock-based compensation expense for fiscal 2006 will be approximately $7 million. However, the actual amount of expense we record in each fiscal period will depend on a number of factors, including the number of awards, the market price of our common stock, the vesting periods, the number of awards that ultimately vest and other factors. See “Critical Accounting Policies and Estimates—Stock-Based Compensation.”
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

Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2006	Change	2005	2006	Change	2005
Multiservice access DSP products	$8.1	(7)%	$8.7	$19.8	30%	$15.2
High-performance analog products	11.3	63%	6.9	20.0	52%	13.2
WAN communications products	15.2	38%	11.0	28.0	14%	24.6

Net revenues	$34.6	30%	$26.6	$67.8	28%	$53.0

For the fiscal 2006 second quarter, the 30% increase in our revenues compared to the second quarter of fiscal 2005 reflects higher sales volumes in our high-performance analog products and our WAN communications products, partially offset by lower sales of our multiservice access DSP products. Revenues from our high-performance analog products increased by $4.4 million, or 63%, benefiting from increased shipments of our crosspoint switches for use in storage area networking applications. We also experienced increased demand for our physical media dependent devices for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks. Sales of our WAN communications products increased by $4.2 million, or 38%, reflecting increased demand for our T/E carrier transmission products and our ATM/MPLS network processor products. Revenues from our multiservice access DSP products decreased by $576,000, or 7%. We believe that an inventory build-up of one of our voice-over-IP products at one of our key OEM customers adversely affected our sales of these products for the fiscal 2006 second quarter as the customer transitioned its inventory management practices to a tighter supply chain model, which we expect will have the effect of reducing that customer’s inventory levels.
For the first six months of fiscal 2006, the 28% increase in our revenues compared to the similar fiscal 2005 period reflects higher sales volumes across each of our product families. Revenues from our multiservice access DSP products increased $4.6 million, or 30%, reflecting increased sales volumes across the majority of our VoIP product families. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks. Revenues from our high-performance analog products increased by $6.8 million, or 52%, benefiting from increased shipments of our crosspoint switches and our physical media dependent devices. Sales of our WAN communications products increased by $3.4 million, or 14%, reflecting increased shipments of our T/E carrier transmission products, partially offset by lower demand for our ATM/MPLS network processor products and digital subscriber line (DSL) transceivers.
Gross Margin

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2006	Change	2005	2006	Change	2005
Gross margin	$24.4	33%	$18.3	$47.1	28%	$36.7
Percent of net revenues	70%		69%	69%		69%
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
Our gross margin for the fiscal 2006 second quarter increased $6.1 million over the comparable fiscal 2005 period, principally reflecting the 30% increase in our quarterly revenues and the favorable effect of increased manufacturing volumes in the fiscal 2006 period. Our gross margin for the fiscal 2006 second quarter also benefited from higher than anticipated manufacturing yields on certain products. The provision for excess and obsolete inventories was $154,000 for the fiscal 2006 second quarter, compared to a provision of $244,000 for the comparable fiscal 2005 period. Our gross margin for the second quarter of fiscal 2006 and 2005 also benefited from the sale of inventories with an original cost of $908,000 and $3.4 million, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.
Our gross margin for the first six months of fiscal 2006 increased $10.4 million over the comparable fiscal 2005 period, principally reflecting the 28% increase in our revenues and the favorable effect of increased manufacturing volumes in the fiscal 2006 period. Our gross margin for the fiscal 2006 second quarter also benefited from higher than anticipated manufacturing yields on certain products. The provision for excess and obsolete inventories was a net credit of $542,000 for the first six months of fiscal 2006, compared to a provision of $739,000 for the comparable fiscal 2005 period. Our gross margin for the first six months of fiscal 2006 and 2005 also benefited from the sale of inventories with an original cost of $2.8 million and $5.5 million, respectively, that we had written down to a zero cost basis during fiscal 2001.
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
From the time of the fiscal 2001 inventory write-downs through March 31, 2006, we scrapped a portion of these inventories having an original cost of $38.3 million and sold a portion of these inventories with an original cost of $29.2 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of March 31, 2006, we continued to hold inventories with an original cost of $16.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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

Research and Development

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2006	Change	2005	2006	Change	2005
Research and development	$17.0	(8)%	$18.6	$33.5	(12)%	$38.2
Percent of net revenues	49%		70%	49%		72%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 includes a $1.4 million decrease in compensation and personnel-related costs and a $588,000 decrease in depreciation expense, principally resulting from the expense reduction actions we completed in fiscal 2005. During fiscal 2005, we reduced our workforce and closed design centers in Herzlia, Israel and Lisle, Illinois. The affected research and development programs were principally our asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, our T/E carrier transmission products. These cost savings were partly offset by increased spending directed toward VoIP products and our high-performance analog products. The decrease in R&D expenses also reflects lower costs for materials, photomasks and preproduction devices. These decreases were partially offset by a $582,000 increase in stock-based compensation expense.
The decrease in R&D expenses for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 includes a $2.4 million decrease in compensation and personnel-related costs and a $1.3 million decrease in depreciation expense, principally resulting from the expense reduction actions we completed in fiscal 2005. The decrease in R&D expenses also reflects costs for photomasks and preproduction devices. These decreases were partially offset by a $1.2 million increase in stock-based compensation expense.
Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2006	Change	2005	2006	Change	2005
Selling, general and administrative	$12.5	19%	$10.4	$23.5	11%	$21.1
Percent of net revenues	36%		39%	35%		40%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The increase in our SG&A expenses for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 reflects a $875,000 increase in stock-based compensation expense and increased compensation and personnel-related costs. The increase also includes higher sales commissions associated with the 30% increase in sales for the second quarter of fiscal 2006 compared to the similar fiscal 2005 period.
The increase in our SG&A expenses for the first six months of fiscal 2006 compared to the similar fiscal 2005 period principally reflects a $1.4 million increase in stock-based compensation expense. The increase also reflects increased compensation and personnel-related costs and higher sales commissions associated with the 28% increase in sales for the first six months of fiscal 2006 compared to the similar fiscal 2005 period.
Amortization of Intangible Assets

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2006	Change	2005	2006	Change	2005
Amortization of intangible assets	$—	(100)%	$7.0	$—	(100)%	$19.7
Amortization of intangible assets decreased to zero for the second quarter and first six months of fiscal 2006 because the remainder of our intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero. Intangible assets were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. We will not record any additional amortization expense on our existing intangible assets in future periods.

Special Charges
Special charges consist of the following:

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2006	2005	2006	2005
Asset impairments	$—	$—	$—	$0.6
Restructuring charges	1.2	0.5	1.2	5.4

	$1.2	$0.5	$1.2	$6.0

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
Restructuring Charges
Mindspeed 2006 Restructuring Plan — In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately nine persons in research and development, six in sales and marketing and six in general and administrative functions. In connection with the 2006 restructuring plan, we recorded restructuring charges of $956,000 in the fiscal 2006 second quarter. The restructuring charges included $807,000 for severance benefits payable to 15 affected employees and $149,000 for the value of stock-based compensation awards that will vest without future service to the company. We expect to record additional fiscal 2006 charges totaling approximately $500,000 for severance benefits payable to the remaining affected employees.
We expect that the workforce reductions will reduce our quarterly operating expenses by approximately $600,000, including approximately $300,000 in research and development expenses and approximately $300,000 in selling, general and administrative expenses, beginning in the fiscal 2006 third quarter. However, we plan to reinvest substantially all of such cost savings back into our research and development programs. Consequently, we do not expect that the 2006 restructuring plan will result in a long-term reduction in our operating expenses.
Activity and liability balances related to the Mindspeed 2006 restructuring plan through March 31, 2006 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$956
Cash payments	(91)
Non-cash charges	(149)

Restructuring balance, March 31, 2006	$716

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
In connection with these actions, we recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. During the six months ended March 31, 2006, we recorded additional charges of approximately $300,000 for severance and related benefits payable to the affected employees. Activity and liability balances related to the Mindspeed 2004 restructuring plan through March 31, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	837	971	1,808
Charged to costs and expenses	300	—	300
Cash payments	(915)	(577)	(1,492)

Restructuring balance, March 31, 2006	$222	$394	$616

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2006, we made cash payments of $1.0 million under these restructuring plans and reversed $75,000 of previously accrued costs related to contractual obligations. As of March 31, 2006, our remaining liabilities under these restructuring plans totaled $1.0 million, representing amounts payable under non-cancelable leases and other contractual commitments.
As of March 31, 2006, we have a remaining accrued restructuring balance totaling $2.3 million (including $341,000 classified as a long-term liability), representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments are expected to be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.
Interest Expense

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2006	2005	2006	2005
Interest expense	$0.6	$0.5	$1.1	$0.7
Interest expense represents interest on the $46 million convertible senior notes we issued in December 2004. Interest expense increased for the first six months of fiscal 2006, as compared to the comparable fiscal 2005 period, because the notes were outstanding during the entire fiscal 2006 periods.
Other Income (Expense), Net

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2006	2005	2006	2005
Other income (expense), net	$0.4	$0.3	$0.7	$0.4
Other income (expense) principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The increase in other income for the second quarter and first six months of fiscal 2006 as compared to the fiscal 2005 periods principally reflects higher interest income resulting from the higher interest rates that prevailed during the fiscal 2006 periods.
Provision for Income Taxes
Our provision for income taxes for the second quarter and first six months of fiscal 2006 and 2005 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first six months of fiscal 2006 and 2005 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2006 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources
Cash used in operating activities was $10.9 million for the first six months of fiscal 2006 compared to $15.5 million for the first six months of fiscal 2005. Operating cash flows for the first six months of fiscal 2006 reflect our net loss of $12.6 million, partially offset by non-cash charges (depreciation, stock-based compensation expense and other) of $6.6 million, and net working capital increases of approximately $4.9 million.
The net working capital increases for the first six months of fiscal 2006 consisted principally of a $7.5 million increase in net inventories resulting from our decision to increase inventory levels to satisfy anticipated customer demand and to mitigate supply constraints. The working capital increases also included a $1.5 million decrease in accounts payable principally related to the timing of vendor payments. These amounts were partially offset by a $3.6 million decrease in accounts receivable resulting from a decrease in our average collection period and other working capital changes.
Cash provided by investing activities of $6.5 million for the first six months of fiscal 2006 principally consisted of sales of marketable securities (net of purchases) of $8.0 million, partially offset by capital expenditures of $1.5 million. For the first six months of fiscal 2005, cash used in investing activities of $50.5 million principally consisted of purchases of marketable securities of $48.1 million and capital expenditures of $2.5 million, partly offset by proceeds from asset sales of $137,000.
Cash provided by financing activities of $3.6 million for the first six months of fiscal 2006 consisted of proceeds from the exercise of stock options. Cash provided by financing activities of $46.2 million for the first six months of fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $2.7 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $415,000.
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

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of March 31, 2006, the estimated fair value of our liability under the fundamental change adjustment was not significant.
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
Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 31, 2006, our cash and cash equivalents totaled $14.5 million and our marketable securities totaled $33.0 million. Our working capital at March 31, 2006 was $57.1 million.
In order to achieve profitability, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. Through the second quarter of fiscal 2006, we have completed a series of cost reduction actions which have improved our operating cost structure. However, these expense reductions alone, without additional revenue growth, will not make us profitable or allow us to sustain profitability if it is achieved. Moreover, some of our planned cost reduction measures will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent quarters. We expect to continue to incur significant losses and negative cash flows at least through fiscal 2006 and we may incur additional significant losses and negative cash flows in subsequent periods.
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

Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of March 31, 2006:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Long-term debt	$46.0	$—	$—	$46.0	$—
Interest expense on long-term debt	6.9	1.7	3.5	1.7	—
Operating leases	21.2	9.4	10.4	0.8	0.6
Purchase obligations	7.6	2.5	4.2	0.9	—

Total	$81.7	$13.6	$18.1	$49.4	$0.6

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
In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $4.1 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.5 million annually (a total of $14.7 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $1.8 million and extending to various dates through fiscal 2008.
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
We incurred a net loss of $12.6 million for the first six months of fiscal 2006 compared to net loss of $62.6 million for fiscal 2005 and $93.2 million in fiscal 2004. We expect that we will continue to incur significant losses and negative cash flows at least through fiscal 2006, and we may incur additional significant losses and negative cash flows in subsequent periods.
In order to become profitable, or to generate positive cash flows from operations, we must achieve substantial revenue growth. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. Through the second quarter of fiscal 2006, we have completed a series of cost reduction actions which have improved our operating cost structure. However, these expense reductions alone, without additional revenue growth, will not make us profitable or allow us to sustain profitability if it is achieved. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our planned cost reduction measures will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent quarters. Consequently, we may not achieve profitability or sustain such profitability, if achieved.
We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
For the first six months of fiscal 2006, our net cash used in operating activities was $10.9 million compared to net cash used in operating activities of $15.5 million for the first six months of fiscal 2005. Our net cash used in operating activities was $30.2 million for fiscal 2005 and $43.2 million for fiscal 2004. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 31, 2006, our cash and cash equivalents totaled $14.5 million and our marketable securities totaled $33.0 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
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
Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing) is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited capacity to fulfill the production requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 47% and 44%, respectively, of our net revenues for fiscal 2005 and the first six months of fiscal 2006.
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
For fiscal 2005 and the first six months of fiscal 2006, approximately 71% and 68%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to achieve profitability within the forecasted time period and sustain profitability, if achieved;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of March 31, 2006, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities principally consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than twelve months. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of March 31, 2006, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Currency Exchange Rate Risk
We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2006, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2006, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The requirements of this Item 1A are not applicable to our company until we have filed our next Annual Report on Form 10-K containing the risk factors required to be disclosed under Part I, Item 1A therein. For a discussion of the risks that could affect our business, financial condition and operating results, please see the discussion under the heading “Risk Factors” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
December 31, 2005 to January 27, 2006	—		$—	—	—
January 28, 2006 to February 24, 2006	—		$—	—	—
February 25, 2006 to March 31, 2006	428	(a)	$3.64	—	—

	428		$3.64	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on March 7, 2006 in Irvine, California. At the meeting, the following matters were voted on by our stockholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of two Class III directors for a three-year term expiring in 2009:
Dwight W. Decker	88,412,650	2,945,206
Raouf Y. Halim	89,174,434	2,183,422

	Number of shares
	Voted	Voted		Broker
	For	Against	Abstentions	Non-Votes
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm	90,128,675	845,681	383,499	1
Messrs. Donald R. Beall, Donald L. Gips, Michael T. Hayashi, Ming Louie, Thomas A. Madden and Jerre L. Stead continue to serve as directors.

ITEM 5. OTHER INFORMATION
The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement”:
On March 7, 2006, our board of directors approved certain revisions to the compensation arrangements for our non-employee directors. Compensation for service on the Governance and Board Composition Committee and the Compensation and Management Development Committee has been increased to $2,500 annually for each committee ($7,500 if serving as chairman of such committee). Compensation for service on the Audit Committee has been increased to $5,000 annually ($10,000 if serving as the chairman of such committee). In addition, the attendance fee for each board and committee meeting (whether in person or by telephone) has been increased to $1,250. Non-employee directors will continue to receive annual base compensation of $30,000 and annual option grants of 20,000 shares of our common stock.
On March 7, 2006, our board of directors approved a grant of 10,000 restricted shares to each of our non-employee directors pursuant to our Directors Stock Plan. The restricted shares vest as follows:
(a)	ten days after:
(i)	the director retires from the board of directors after attaining age fifty-five (55) and completing at least five (5) years of service as a director; or

(ii)	the director resigns from the board of directors or ceases to be a director by reason of the antitrust laws, compliance with our conflict of interest policies, death, disability or other circumstances the board of directors determines not to be adverse to our best interests; or
(b)	if a Change of Control (as defined in Article III, Section 14(I)(1) of our amended and restated bylaws) shall occur.
Forms of the award letter and award terms and conditions for the foregoing restricted share grants are filed as exhibits to this Report.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

*10.1	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan.

*10.2	Restricted Shares Award Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.

*10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650).

*10.4	Summary of Director Compensation Arrangements.

12.1	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2006	By	/s/ Simon Biddiscombe

Simon Biddiscombe
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan.

10.2	Restricted Shares Award Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.

10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650).

10.4	Summary of Director Compensation Arrangements.

12.1	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.