Form 10-K
period 2006-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2006-11-29
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission file number: 000-50499

MINDSPEED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, East Tower Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)

Registrant’s telephone number, including area code:
(949) 579-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 par value per share (including associated Preferred Share Purchase Rights) (Title of Each Class)	The NASDAQ Stock Market LLC (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $427.4 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the Registrant’s Common Stock as of October 27, 2006 was 110,792,184.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2006 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	our competitive advantages;

•	the benefits of a fabless operation;

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the importance of software drivers and application software;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, the build-out of networks in developing countries, and the increased outsourcing of component requirements;

•	our investment in research and development and participation in the formulation of industry standards;

•	the growth rate for products in the enterprise, network access and metro service areas and our position to increase market share;

•	the focus of our research and development efforts on certain products, including voice over Internet protocol and high performance analog applications, and our expectation of the growth prospects for those products;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	our investments in research and development;

•	the value of our intellectual property;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	our plans to reduce operating expenses, and the amount and timing of any such expense reductions;

•	the importance of providing comprehensive product service and support;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, our intention to fund those payments from available cash balances and funds from product sales, and the impact of such payments on our liquidity;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including expected workforce reductions and facilities closures, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our intentions with respect to inventories that were previously written down;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	market demand for our new and existing products and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	availability and terms of capital needed for our business;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	our ability to successfully and cost effectively establish and manage operations in jurisdictions with low cost structures;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	our ability to obtain design wins and develop revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	changes in our customers’ inventory levels and inventory management practices;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

For presentation purposes of this Annual Report on Form 10-K, references made to the years ended September 30, 2006, September 30, 2005 and September 30, 2004 relate to the actual fiscal years ended September 29, 2006, September 30, 2005, and October 1, 2004, respectively.

PART I

Item 1.	Business

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers and enterprises use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice over Internet protocol (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., McData Corporation, Mitsubishi Electric Corporation, Siemens A.G. and Zhongxing Telecom Equipment Corp. (ZTE).

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

Spin-off from Conexant Systems, Inc.

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. (“Conexant”). On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed (the distribution). In the distribution, each Conexant stockholder received one share of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. In connection with the Distribution, we and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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

Increasing Demand for Communications Semiconductors

We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects for several reasons:

•	We anticipate that demand for network capacity will continue to increase, driven by:

•	Internet user growth;

•	higher network utilization rates; and

•	the popularity of VoIP and other bandwidth-intensive applications, such as wireless data transfer and video/multimedia applications.

•	We believe that incumbent telecommunications carriers, integrated communication service providers and cable multiple service operators worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce operating costs.

•	In developing countries, we expect that service providers will continue the build-out of telecommunication networks, many of which were previously government owned.

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

In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc., McData Corporation and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., Mitsubishi Electric Corporation, TrueLight Corporation and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel Data Networks, S.A., Siemens A.G. and LM Ericsson Telephone Company in Europe.

Capitalize on the Breadth of Our Product Portfolio

We build on the breadth of our product portfolio of physical-layer devices, together with our signal and packet processing devices and communications software expertise, to increase our share of the silicon content in our customers’ products. We offer a range of complementary products that are optimized to work with each other and provide our customers with complete information receipt, processing and transmission functions. These complementary products allow infrastructure OEMs to source components that provide proven interoperability from a single semiconductor supplier, rather than requiring OEMs to combine and coordinate individual components from multiple vendors. In addition, we offer highly integrated products such as our family of Comcerto® VoIP processor solutions that provide our customers with a complete hardware and software solution in a single device. These integrated products perform functions typically requiring multiple discrete components and software. We believe that this strategy of offering both complementary and integrated products increases product performance, speeds time-to-market and lowers the total system cost for our customers.

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

Provide Outstanding Technical Support and Customer Service

We provide broad-based technical and product design support to our customers through three dedicated teams: field application engineers; product application engineers; and technical marketing personnel. We believe that comprehensive service and support are critical to shortening our customers’ design cycles and maintaining a long-term competitive position within the network infrastructure equipment market. Outstanding customer service and support are important competitive factors for semiconductor component suppliers like us seeking to be the preferred suppliers to leading network infrastructure OEMs.

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

High-Performance Analog Products

Our high-performance analog transmission devices and switching products support storage area networking, fiber-to-the-premise and broadcast video, as well as mainstream synchronous optical networking (SONET)/synchronous digital hierarchy (SDH) and packet-over-SONET applications, typically operating at data transmission rates between 155 megabits per second (Mbps) and 10 gigabits per second (Gbps). Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers/deserializers, video reclockers, cable drivers and line equalizers. These products serve as the connection between a fiber optic or coaxial cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions, including:

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

Our switching products include a family of high-speed crosspoint switches capable of switching traffic up to 4.25 Gpbs within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include add-drop multiplexers, high-density IP switches, storage-area routers and optical cross-connect systems. In addition, we offer crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications at rates up to 3 Gbps.

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

Our Comcerto® family of voice-over-packet (VoP) communications processors includes a full range of pin- and software-compatible enterprise and carrier-class voice processing solutions that enable OEMs to provide scalable systems with customized features. The high-density members of this family, the Comcerto 600 and Comcerto 700 series processors and related software, provide a complete “system-on-a-chip” solution for carrier-class VoIP and VoATM applications. The Comcerto 600 is capable of handling more than 256 channels of both VoIP and VoATM traffic, while the Comcerto 700 supports more than 400 channels. Both are targeted for use in digital loop carriers and voice and media gateways designed to bridge wireless, wireline and enterprise networks.

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

Our T1/E1, T3/E3 and SONET carrier devices incorporate high-speed analog, digital and mixed-signal circuit technologies and include multi-port framers and line interface units (LIUs) or transceivers for 1.5 Mbps to 155 Mbps data transmission. Framers format data for transmission and extract data at reception, while LIUs condition signals for transmission and reception over multiple media. Our link-layer products include multi-channel, high-level data link channel (HDLC) communications controllers and multi-channel, inverse multiplexing over ATM (IMA) traffic controllers. The IMA protocol enables the aggregation of multiple T1 or DSL lines to deliver higher data rates using existing ATM infrastructure while the HDLC protocol is used for the packetization of data and the transfer of messaging and signaling information across the network. We also offer a family of symmetric DSL (SDSL) transceivers which enable service providers to deliver Internet access at data transmission rates of 1.5 Mbps to 5.7 Mbps in both directions over copper wire, supporting telecommuting and branch office functions worldwide.

Our high-performance ATM/MPLS network processors are designed to offer advanced protocol translation and traffic management capabilities. Protocol translation occurs where different types of networks and protocols interconnect. Traffic management describes a collection of functions which are used to optimally allocate network bandwidth and allow service providers to provide differentiated services over their networks. Our software-programmable devices operate at data transmission rates from 1.5 Mbps to 2.5 Gbps. Our network processor devices address internetworking applications, including ATM segmentation and reassembly, and a variety of traffic management functions, including traffic shaping, traffic policing and queue management, required by these applications.

Our wide-area networking communications products are designed for use in a variety of equipment including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways and wireless base station controllers.

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% of our revenues for fiscal 2006. For fiscal 2006, distributors Avnet, Inc. and Alltek Technology Corporation and manufacturing service provider Jabil Circuit, Inc. accounted for 17%, 11%, and 11%, respectively, of our net revenues.

Our top five direct OEM customers for fiscal year 2006 were Alcatel Data Networks, S.A., Fujitsu Limited, Huawei Technologies Co., Ltd., Sonus Networks, Inc. and Zhongxing Telecom Equipment Corp. While our direct sales to these customers accounted for a total of approximately 14% of our fiscal 2006 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 18% of our fiscal 2006 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2006 also included McData Corporation, Mitsubishi Electric Corporation, Nortel Networks, Inc., Siemens A.G. and TrueLight Corporation.

Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas, Europe, and the Asia-Pacific region were 34%, 12% and 54%, respectively, of our total revenues for fiscal 2006. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8. “Financial Statements and Supplementary Data,” including Note 2 and Note 14 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization comprised of 105 employees as of October 27, 2006, located in 6 domestic and 8 international sales locations. Our marketing, sales and field applications engineering teams, augmented by 17 electronic component distributors and 12 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Our principal competitors are Agere Systems, Inc., Applied Micro Circuits Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Exar Corporation, Freescale Semiconductor, Inc., Gennum Corporation, Infineon Technologies A.G., Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.

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

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 27, 2006, we had 282 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 7 design centers. In order to enhance the cost-effectiveness of our operations, we have increasing sought to shift portions of our research and development operations to jurisdictions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

We spent approximately $64.1 million, $71.4 million, and $79.6 million on research and development activities in fiscal years 2006, 2005 and 2004, respectively. The decreases in our research and development expenses reflect the workforce reductions and other cost reduction actions we implemented in fiscal years 2002 through 2006.

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

Employees

As of October 27, 2006, we had 512 full-time employees, of whom approximately 340 were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

Item 1A.	Risk Factors

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

We are incurring substantial operating losses, and we anticipate additional future losses.

We incurred a net loss of $24.5 million for fiscal 2006 compared to net losses of $62.6 million in fiscal 2005 and $93.2 million in fiscal 2004. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2007, and we may incur additional significant losses and negative cash flows in subsequent periods.

In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through fiscal 2006, we have completed a series of cost reduction actions which have improved our operating cost structure. We plan to continue with cost reduction actions in the first half of fiscal 2007. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For fiscal 2006, our net cash used in operating activities was $15.9 million compared to net cash used in operating activities of $30.2 million for fiscal 2005 and $43.2 million for fiscal 2004. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2006, our cash and cash equivalents totaled $30.0 million and our marketable securities totaled $11.3 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

The increasing significance of our foreign operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development and customer support operations to jurisdictions with lower cost structures than that available in the United States. The transition of even a portion of our business operations to new facilities in a foreign country involves a number of logistical and technical challenges that could result in product development delays and operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in a new facility. This could result in delays in our research and development efforts and otherwise disrupt our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business and results of operations.

To the extent that we shift any operations or labor offshore to jurisdictions with lower cost structures, we may experience challenges in effectively managing those operations as a result of several factors, including time zone differences and regulatory, legal, cultural and logistical issues. Additionally, the relocation of labor resources may have a negative impact on our existing employees, which could negatively impact our operations. If we are unable to effectively manage our offshore research and development staff and any other offshore operations, our business and results of operations could be adversely affected.

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are inherent risks beyond our control, including:

•	political uncertainties;

•	wage inflation;

•	exposure to foreign currency fluctuations;

•	tariffs and other trade barriers; and

•	foreign regulatory restrictions and unexpected changes in regulatory environments.

We will likely be faced with competition in these offshore markets for qualified personnel, including skilled design and technical personnel, and we expect this competition to increase as companies expand their operations offshore. If the supply of such qualified personnel becomes limited due to increased competition or otherwise, it could increase our costs and employee turnover rates. One or more of these factors or other factors relating to foreign operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could cause our operating results to decline and result in reduced revenues.

We are entirely dependent upon third parties for the manufacture of our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 49% of our net revenues for fiscal 2006.

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

Despite the preventive measures and precautions that we take, a third party could copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Further, in some countries outside the United States, patent protection is not available or not reliably enforced. Some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

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

In periods of poor operating performance, we have experienced, and may experience in the future, particular difficulty attracting and retaining key personnel. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have significantly reduced the number of our technical employees. We intend to continue to expand our international business activities including expansion of design and operational centers abroad and may have difficulty attracting and maintaining international employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. For fiscal 2006, approximately 70% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	accounts receivable collection and longer payment cycles;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws;

•	limitations on our ability under local laws to protect our intellectual property;

•	cultural differences in the conduct of business; and

•	natural disasters, acts of terrorism and war.

Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. As we continue to shift a portion of our operations offshore, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Ukrainian hryvnia and Indian rupee, against the U.S. dollar could increase costs of our offshore operations by increasing labor and other costs that are denominated in local currencies.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve or sustain profitability, if achieved, within the forecasted time period;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock trades below $1.00 for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the Nasdaq Global Market, our common stock could be delisted, which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of fiscal 2006, the calculation of share-based compensation expense under SFAS No. 123R required us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. There are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; and selling, general and administrative expenses.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of September 30, 2006, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At October 27, 2006, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 7 design centers and 13 sales locations. These facilities had an aggregate floor space of approximately 268,000 square feet, all of which is leased, consisting of approximately 193,000 square feet at our headquarters, 58,000 square feet at our design centers and 17,000 square feet at our sales locations. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “MSPD.” From June 30, 2003 to December 12, 2003, our common stock was traded on the American Stock Exchange. Prior to June 30, 2003, we were a wholly owned subsidiary of Conexant. The following table lists the high and low sales price of our common stock as reported by the Nasdaq Global Market or the American Stock Exchange, as applicable, for the periods indicated.

	High	Low

Fiscal 2005
Quarter ended December 31, 2004	$2.98	$1.81
Quarter ended March 31, 2005	$2.88	$2.04
Quarter ended June 30, 2005	$2.22	$1.14
Quarter ended September 30, 2005	$2.45	$1.15
Fiscal 2006
Quarter ended December 31, 2005	$2.38	$1.70
Quarter ended March 31, 2006	$4.05	$2.41
Quarter ended June 30, 2006	$4.25	$2.30
Quarter ended September 30, 2006	$2.62	$1.39

Recent Share Prices and Holders

The last reported sale price of our common stock on November 27, 2006 was $1.70 and there were approximately 39,032 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names. We estimate our actual number of beneficial stockholders to be approximately 170,000.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part	Units) that May yet be
	Shares (or Units)		Paid per Share	of Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs

July 1, 2006 to July 28, 2006	43,003	(a)	$1.85	—	—
July 29, 2006 to August 25, 2006	1,788	(a)	$1.79	—	—
August 26, 2006 to September 29, 2006	—	(a)	$—	—	—

	44,791		$1.85	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

Item 6.	Selected Financial Data

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

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues	$135,919	$111,777	$119,435	$81,906	$80,036
Cost of goods sold	43,592	33,704	35,149	25,127	29,410

Gross margin	92,327	78,073	84,286	56,779	50,626
Operating expenses:
Research and development	64,104	71,355	79,582	106,289	167,148
Selling, general and administrative	46,970	41,871	46,845	49,656	69,500
Amortization of intangible assets	—	20,481	50,318	51,223	312,388
Special charges(1)	2,550	5,999	387	27,170	168,866

Total operating expenses	113,624	139,706	177,132	234,338	717,902

Operating loss	(21,297)	(61,633)	(92,846)	(177,559)	(667,276)
Interest expense	(2,231)	(1,788)	—	—	—
Other income (expense), net	863	1,162	320	1,078	(298)

Loss before income taxes	(22,665)	(62,259)	(92,526)	(176,481)	(667,574)
Provision for income taxes	1,849	370	721	780	699

Loss before cumulative effect of accounting change	(24,514)	(62,629)	(93,247)	(177,261)	(668,273)
Cumulative effect of change in accounting for goodwill(2)	—	—	—	(573,184)	—

Net loss	$(24,514)	$(62,629)	$(93,247)	$(750,445)	$(668,273)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.23)	$(0.61)	$(0.95)	$(1.98)	$(7.74)
Cumulative effect of change in accounting for goodwill(2)	—	—	—	(6.39)	—

Net loss	$(0.23)	$(0.61)	$(0.95)	$(8.37)	$(7.74)

	As of September 30,
	2006	2005	2004	2003	2002

Balance Sheet Data
Working capital	$50,880	$59,332	$49,082	$71,783	$(35,430)
Total assets	96,542	105,504	126,300	203,889	787,111
Long-term debt	44,618	44,219	—	—	—
Stockholders’ equity	23,476	33,826	90,927	167,134	720,323

(1)	Special charges consist of asset impairments, restructuring charges, separation costs and gains and losses on the sale of certain assets.

(2)	Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded an impairment charge of $573.2 million to write down the carrying value of goodwill to estimated fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our OEM customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., McData Corporation, Mitsubishi Electric Corporation, Siemens A.G. and Zhongxing Telecom Equipment Corp.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% of our revenues for fiscal 2006. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for fiscal 2006. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $64.1 million on research and development for fiscal 2006. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.

We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers.

In order to achieve profitability, we must reduce operating expenses or achieve substantial revenue growth. Through fiscal 2006, we have completed a series of cost reduction actions which have improved our operating cost structure.

We plan to continue with cost reduction actions in the first half of fiscal 2007. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

In the first quarter of fiscal 2007, we announced a restructuring plan. We anticipate incurring special charges of $4.2 million during the first and second quarters of fiscal 2007, primarily associated with severance costs for affected employees and the impairment of certain excess space at the Newport Beach headquarters. When we complete these restructuring actions, we expect to achieve annualized savings of approximately $14 million.

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

For fiscal 2006, we revised our stock-based compensation arrangements to provide current and long-term incentive compensation, principally through restricted stock awards. During fiscal 2006, we granted an aggregate of 4.2 million shares of restricted stock to our employees. These awards principally consisted of broad-based grants, covering substantially all of our employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals for fiscal year 2006. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, and require continued service. Certain senior management personnel also received additional restricted stock awards having vesting tied to our achievement of an operating profit.

From time to time, we also grant stock options or other stock-based awards for incentive or retention purposes. We expect to formally review, and may further revise, our compensation arrangements for fiscal 2007 and thereafter based on regular assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.

Effective October 1, 2005, we adopted SFAS 123R, “Share-Based Payment” using the “modified prospective application.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock-based compensation expense for fiscal 2006 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

Stock-based compensation expense totaling $7.5 million and $400,000 for fiscal 2006 and 2005, respectively, is included in cost of goods sold, research and development expenses, selling, general and administrative expenses and special charges. The increase principally reflects the cost of restricted stock and other awards made during fiscal 2006, as well as the cost of awards outstanding at October 1, 2005 but vesting after that date. As of September 30, 2006, there was unrecognized compensation expense of $2.1 million related to unvested stock options, which we expect to recognize over a weighted-average period of 2.3 years and unrecognized compensation expense of $3.8 million related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 2.6 years.

Spin-off from Conexant Systems, Inc.

On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock now trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We will adopt SAB 108 as of the beginning of fiscal 2007 and do not expect that the adoption of SAB 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Results of Operations

Fourth Quarter Fiscal 2006 Compared to Fourth Quarter Fiscal 2005

In fiscal 2005, our fourth quarter net revenues grew 17% year over year, reaching $31.1 million. Our quarterly operating loss for the fiscal 2005 fourth quarter decreased to $4.6 million. The improvement in our operating loss reflects the revenue growth we achieved, a $4.8 million decrease in combined quarterly research and development and selling, general and administrative expenses and a $12.6 million decrease in amortization of intangible assets.

In the fourth quarter of fiscal 2006, our net revenues grew 4% year over year, reaching $32.2 million. Our fiscal 2006 fourth quarter net revenues decreased approximately 10% from fiscal 2006 third quarter net revenues of $35.9 million. Our operating loss for the fiscal 2006 fourth quarter was $7.0 million compared to $4.6 million in the fourth quarter of fiscal 2005. The increase in our operating loss reflects a lower gross margin of $1.4 million and increased operating expenses mainly due to an increase in stock based compensation expense of $1.5 million.

Net Revenues

Fiscal 2006 Compared to Fiscal 2005; Fiscal 2005 Compared to Fiscal 2004

The following table summarizes our net revenues:

	2006	Change	2005	Change	2004
	(Dollars in millions)

Multiservice access DSP products	$37.4	13%	$33.1	25%	$26.5
High-performance analog products	42.7	58%	27.1	10%	24.6
WAN communications products	55.8	8%	51.6	(24)%	68.0
Other	—	—	—	—	0.3

Net revenues	$135.9	22%	$111.8	(6)%	$119.4

For fiscal 2006, the 22% increase in our net revenues compared to fiscal 2005 reflects higher sales volumes across each of our product families. Net revenues from our multiservice access DSP products increased $4.3 million, or 13%, reflecting increased sales volumes across the majority of our VoIP product families. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks. Net revenues from our high-performance analog products increased by $15.6 million, or 58%, benefiting from increased shipments of our crosspoint switches, physical media dependent devices serving fiber optic markets and video infrastructure products serving standard and high definition broadcast video markets. Sales of our WAN communications products increased by $4.2 million, or 8%, reflecting increased shipments of our T/E carrier transmission products serving metro access and aggregation as well as wireless markets, partially offset by lower demand for our ATM/MPLS network processor products serving router markets.

The 6% decrease in our net revenues for fiscal 2005 compared to fiscal 2004 reflects lower sales volumes in our WAN communications products, partially offset by increased shipments of our multiservice access DSP products and our high performance analog products. Sales of our multiservice access DSP products benefited from increased shipments of our Comcerto series VoIP processors for use in VoIP applications. In our high performance analog products, we saw increased demand for our crosspoint switches, including video applications, and our physical media dependent devices. Net revenues from our WAN communications products reflect lower demand for our T1/E1 and T3/E3 line interface units and DSL transceivers resulting from a slowdown in consumption of our products in access and metropolitan area network applications. Sales of WAN communications products also reflect the lower demand we experienced for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications.

Gross Margin

	2006	Change	2005	Change	2004
	(Dollars in millions)

Gross margin	$92.3	18%	$78.1	(7)%	$84.3
Percent of net revenues	68%		70%		71%

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

Our gross margin for fiscal 2006 increased $14.2 million over fiscal 2005, principally reflecting the 22% increase in our net revenues and the favorable effect of increased manufacturing volumes, net favorable impact of higher than anticipated manufacturing yields, a net decrease in the provision for excess and obsolete inventories partially offset by a greater level of depreciation on photomask production tooling and a higher level of variable manufacturing overhead. Our gross margin as a percent of net revenues for fiscal 2006 declined from fiscal 2005 primarily as a result of a reduction in the benefit related to the sale of inventory previously written down to a zero cost basis in 2001. The change in provision for excess and obsolete inventories was a credit of $586,000 for fiscal 2006, compared to an increase in the provision of $489,000 for fiscal 2005. Our gross margin for fiscal 2005 compared to fiscal 2004 reflects the 6% decrease in our annual net revenues and the adverse impact of lower manufacturing volumes we experienced in fiscal 2005. These factors were partially offset by a lower provision for excess and obsolete goods.

Our gross margins also benefited from the sale of inventories with an original cost of $5.5 million (2006), $8.7 million (2005), and $9.0 million (2004) that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.

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

From the time of the fiscal 2001 inventory write-downs through September 30, 2006, we scrapped a portion of these inventories having an original cost of $39.1 million and sold a portion of these inventories with an original cost of $32.0 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of September 30, 2006, we continued to hold inventories with an original cost of $12.4 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience a renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	2006	Change	2005	Change	2004
	(Dollars in millions)

Research and development	$64.1	(10)%	$71.4	(10)%	$79.6
Percent of net revenues	47%		64%		67%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses fiscal 2006 compared to fiscal 2005 includes a $4.3 million decrease in compensation and personnel-related costs partly attributable to a one-time vacation requirement, a $2.7 million decrease in depreciation expense and a $2.2 million decrease in materials, supplies and mask sets, principally resulting from the expense reduction actions we completed in fiscal 2005. During fiscal 2005, we reduced our workforce and closed design centers in Herzlia, Israel and Lisle, Illinois. The affected research and development programs were principally our asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, our T/E carrier transmission products. These personnel-related cost savings were partly offset by increased headcount and spending directed toward VoIP products and our high-performance analog products, and by a $2.5 million increase in stock based compensation expense. The decrease in R&D expenses also reflects lower costs for materials, photomasks and preproduction devices resulting from the aforementioned expense reduction actions and the reduction in new product development activities in the ATM/MPLS and T/E carrier transmission product lines.

The decrease in R&D expenses for fiscal 2005 compared to fiscal 2004 primarily reflects lower headcount and personnel-related costs resulting from our expense reduction actions, including the closure of design centers in Herzlia, Israel and Lisle, Illinois, as well as lower supplies costs.

Selling, General and Administrative

	2006	Change	2005	Change	2004
	(Dollars in millions)

Selling, general and administrative	$47.0	12%	$41.9	(11)%	$46.8
Percent of net revenues	35%		37%		39%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The increase in our SG&A expenses for fiscal 2006 compared to fiscal 2005 principally reflects a $3.9 million increase in stock-based compensation expense, partially offset by the benefit of a one-time vacation requirement. The increase also reflects increased compensation and personnel-related costs and higher sales commissions associated with the 22% increase in sales for fiscal 2006 compared to fiscal 2005.

The decrease in our SG&A expenses for fiscal 2005 compared to fiscal 2004 primarily reflects the positive impact of lower headcount and personnel-related costs resulting from our expense reduction and restructuring actions as well as lower selling costs resulting from lower sales volumes in fiscal 2005.

Amortization of Intangible Assets and Change in Accounting for Goodwill

	2006	Change	2005	Change	2004
	(Dollars in millions)

Amortization of intangible assets	$—	(100)%	$20.5	(59)%	$50.3

Amortization of intangible assets decreased to zero for fiscal 2006 because the remainder of our intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero. Intangible assets were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. We will not record any additional amortization expense on our existing intangible assets in future periods.

Special Charges

Special charges consist of the following:

	2006	2005	2004
	(In millions)

Asset impairments	$—	$0.8	$—
Restructuring charges	2.6	5.2	0.4

	$2.6	$6.0	$0.4

Asset Impairments

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

Restructuring Charges

Mindspeed 2006 Restructuring Plan — In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, we continued this restructuring plan and reduced our workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, we recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us.

We expect that the workforce reductions relating to our 2006 restructuring plan will reduce our quarterly operating expenses by approximately $1.7 million, including approximately $1.4 million in research and development expenses and approximately $300,000 in selling, general and administrative expenses. We expect to realize the full benefit of these reductions beginning in the fiscal 2007 first quarter. However, we intend to reinvest substantially all of such cost savings back into our research and development programs. Consequently, we do not expect that the 2006 restructuring plan will result in a long-term reduction in our operating expenses.

Activity and liability balances related to the Mindspeed 2006 restructuring plan through September 30, 2006 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance at September 30, 2006	$897

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

In connection with these actions, we recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. During fiscal 2006, we recorded additional charges of $277,000 for severance and related benefits payable to the affected employees. Activity and liability balances related to the Mindspeed 2004 restructuring plan through September 30, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance at September 30, 2005	837	971	1,808
Charged to costs and expenses	277	—	277
Cash payments	(1,058)	(752)	(1,810)

Restructuring balance at September 30, 2006	$56	$219	$275

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the year ended September 30, 2006, we made cash payments of $1.5 million under these restructuring plans and reversed $134,000 of previously accrued costs and expenses related to contractual obligations. As of September 30, 2006, our remaining liabilities under these restructuring plans totaled $500,000, representing amounts payable under non-cancelable leases, severance benefits to affected employees and other contractual commitments.

As of September 30, 2006, we have a remaining accrued restructuring balance for all restructuring plans totaling $1.7 million (classified as a current liability), principally representing obligations under non-cancelable leases and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2007. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

Interest Expense

	2006	2005	2004
	(In millions)

Interest expense	$(2.2)	$(1.8)	$—

Interest expense for fiscal 2006 and 2005 represents interest on the $46 million convertible senior notes we issued in December 2004. Interest expense increased for fiscal 2006, as compared to fiscal 2005, because the notes were outstanding during the entire fiscal 2006 year.

Other Income, Net

	2006	2005	2004
	(In millions)

Other income, net	$0.9	$1.2	$0.3

Other income principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The decrease in other income in fiscal 2006 as compared to fiscal 2005 principally reflects lower interest income resulting from the lower cash, cash equivalent and marketable security balances partially offset by higher interest rates that prevailed during fiscal 2006. The increase in other income for fiscal 2005 compared to fiscal 2004 principally reflects higher interest income, partially offset by the write-off of capitalized costs associated with the terminated credit facility. The increase in interest income resulted from higher invested cash balances and the higher interest rates that prevailed during fiscal 2005.

Provision for Income Taxes

	2006	2005	2004
	(In millions)

Provision for income taxes	$1.8	$0.4	$0.7

Our provision for income taxes for fiscal years 2006, 2005, and 2004 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2006, 2005, and 2004 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations.

As of September 30, 2006, we had a valuation allowance of $268 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize these deferred tax assets through the reduction of future income tax payments. As of September 30, 2006, we had U.S. federal net operating loss carryforwards of approximately $603 million, including the net operating loss carryforwards we retained in the distribution.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2006. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs and special charges, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2004	2005	2005	2005	2005	2006	2006	2006

Statements of Operations Data
Net revenues	$26,316	$26,644	$27,738	$31,079	$33,203	$34,610	$35,894	$32,212
Cost of goods sold	7,982	8,316	8,207	9,199	10,482	10,221	11,195	11,694

Gross margin	18,334	18,328	19,531	21,880	22,721	24,389	24,699	20,518
Research and development	19,604	18,613	16,748	16,390	16,512	17,035	15,049	15,508
Selling, general and administrative	10,662	10,430	10,797	9,982	11,036	12,462	11,807	11,665
Amortization of intangible assets	12,676	6,981	824	—	—	—	—	—
Special charges	5,473	508	(125)	143	25	1,156	1,053	316

Total operating expenses	48,415	36,532	28,244	26,515	27,573	30,653	27,909	27,489

Operating loss	(30,081)	(18,204)	(8,713)	(4,635)	(4,852)	(6,264)	(3,210)	(6,971)
Interest expense	(140)	(545)	(553)	(550)	(552)	(552)	(569)	(558)
Other income (expense), net	140	291	360	371	374	354	178	(43)

Loss before income taxes	(30,081)	(18,458)	(8,906)	(4,814)	(5,030)	(6,462)	(3,601)	(7,572)
Provision (benefit) for income taxes	398	(63)	561	(526)	474	652	943	(220)

Net loss	$(30,479)	$(18,395)	$(9,467)	$(4,288)	$(5,504)	$(7,114)	$(4,544)	$(7,352)

Net loss per share, basic and diluted	$(0.30)	$(0.18)	$(0.09)	$(0.04)	$(0.05)	$(0.07)	$(0.04)	$(0.07)

Shares used in computing basic and diluted loss per share	100,804	102,075	102,698	103,183	103,698	105,000	106,510	106,938

The growth in our quarterly net revenues for fiscal 2006 generally reflects increased shipments in all of our product families; multiservice access DSP products, high performance analog products and WAN communications products.

Effective October 1, 2005, we adopted SFAS 123R “Share-Based Payment” and began accounting for all stock-based compensation transactions using a fair-value method and recognizing the fair value of each award as an expense over the service period. Therefore, stock-based compensation expense is included in cost of goods sold, research and development expenses, general and administrative expenses and special charges for each of the four quarters of fiscal 2006. Quarterly stock-based compensation expense for fiscal 2006 ranged from $1.4 million to $2.5 million and totaled $7.5 million for fiscal 2006. Quarterly stock-based compensation expense for fiscal 2005 averaged $100,000 per quarter and totaled $400,000 for fiscal 2005.

Our quarterly R&D expenses generally decreased through fiscal 2005 and 2006 as a result of the workforce reductions and other cost reduction initiatives we implemented partially offset by stock-based compensation expense. Our R&D expenses of $15.5 million for the fiscal 2006 fourth quarter reflect the effect of the cost savings from the restructuring plans we initiated in fiscal 2004 through 2006.

Quarterly amortization of intangible assets ceased in fiscal 2006 as the remainder of our intangible assets became fully amortized during fiscal 2005.

In fiscal 2005 and fiscal 2006, we recorded special charges for our restructuring plans. Special charges for fiscal 2005 also include asset impairments totaling $0.8 million.

Interest expense for fiscal 2005 and fiscal 2006 represents interest on the $46 million convertible senior notes we issued in December 2004. Other income decreased during fiscal 2006 as a result of lower invested cash balances partially offset by increasing interest rates.

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

Liquidity and Capital Resources

Cash used in operating activities was $15.9 million for fiscal 2006 compared to $30.2 million for fiscal 2005 and $43.2 million for fiscal 2004. Operating cash flows for fiscal 2006 reflect our net loss of $24.5 million, partially offset by non-cash charges (depreciation, stock compensation and other) of $13.8 million, and net working capital increases of approximately $5.2 million.

The net working capital increases for fiscal 2006 included a $7.7 million increase in net inventories, principally related to our high performance analog and multiservice access VoIP products as we built inventories to support expected increases in demand. These amounts were partially offset by a $1.6 million decrease in accounts receivable resulting from a decrease in our average collection period and a $1.6 million increase in deferred revenue.

Cash provided by investing activities of $25.2 million for fiscal 2006 principally consisted of net sales of marketable securities (net of purchases) of $29.7 million, partially offset by capital expenditures of $4.5 million. Cash used in investing activities of $44.7 million for fiscal 2005 principally consisted of net purchases of marketable securities of $40.9 million and capital expenditures of $4.0 million, partly offset by proceeds from asset sales of $151,000. Cash used in investing activities of $5.7 million for fiscal 2004 consisted of payments for capital expenditures, partially offset by proceeds from sales of assets of $54,000.

Cash provided by financing activities of $5.3 million for fiscal 2006 consisted of proceeds of $5.3 million from the exercise of stock options. Cash provided by financing activities of $46.6 million for fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $3.1 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $433,000. Cash provided by financing activities for fiscal 2004 consisted of proceeds of $12.5 million from the exercise of stock options and warrants, partially offset by deferred financing costs paid of $64,000.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of September 30, 2006, the estimated fair value of our liability under the fundamental change adjustment was not significant.

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

Liquidity

Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2006, our cash and cash equivalents totaled $30.0 million and our marketable securities totaled $11.3 million. Our working capital at September 30, 2006 was $50.9 million.

In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through fiscal 2006, we have completed a series of cost reduction actions which have improved our operating cost structure. We plan to continue with cost reduction actions in the first half of fiscal 2007. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

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

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(In millions)

Long-term debt	$46.0	$—	$—	$46.0	$—
Interest expense on long-term debt	6.0	1.7	3.5	0.8	—
Operating leases	17.6	9.2	7.3	0.6	0.5
Purchase obligations	8.4	3.8	4.1	0.5	—

Total	$78.0	$14.7	$14.9	$47.9	$0.5

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. U.S. Treasury securities having an aggregate face amount of approximately $860,000 are pledged to the trustee for the payment of the next scheduled interest payment on the notes when due.

In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.7 million annually (a total of $11.8 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

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

Interest Rate Risk

Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of September 30, 2006, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2006, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2006, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$29,976	$15,335
Marketable securities	11,260	40,094
Receivables, net of allowances for doubtful accounts of $447 (2006) and $462 (2005)	14,786	16,356
Inventories	19,008	10,730
Other current assets	3,690	3,389

Total current assets	78,720	85,904
Property, plant and equipment, net	12,961	14,890
Other assets	4,861	4,710

Total assets	$96,542	$105,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,639	$9,776
Deferred revenue	5,047	3,452
Accrued compensation and benefits	5,038	6,722
Accrued income tax	2,761	425
Restructuring	1,667	3,442
Other current liabilities	2,688	2,755

Total current liabilities	27,840	26,572
Convertible senior notes	44,618	44,219
Other liabilities	608	887

Total liabilities	73,066	71,678

Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 110,702 (2006) and 103,852 (2005) issued shares	1,107	1,039
Additional paid-in capital	250,602	237,003
Accumulated deficit	(212,566)	(188,052)
Accumulated other comprehensive loss	(15,667)	(16,164)

Total stockholders’ equity	23,476	33,826

Total liabilities and stockholders’ equity	$96,542	$105,504

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenues	$135,919	$111,777	$119,435
Cost of goods sold	43,592	33,704	35,149

Gross margin	92,327	78,073	84,286
Operating expenses:
Research and development	64,104	71,355	79,582
Selling, general and administrative	46,970	41,871	46,845
Amortization of intangible assets	—	20,481	50,318
Special charges	2,550	5,999	387

Total operating expenses	113,624	139,706	177,132

Operating loss	(21,297)	(61,633)	(92,846)
Interest expense	(2,231)	(1,788)	—
Other income, net	863	1,162	320

Loss before income taxes	(22,665)	(62,259)	(92,526)
Provision for income taxes	1,849	370	721

Net loss	$(24,514)	$(62,629)	$(93,247)

Net loss per share, basic and diluted	$(0.23)	$(0.61)	$(0.95)

Number of shares used in per share computation	105,537	102,190	98,140

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities
Net loss	$(24,514)	$(62,629)	$(93,247)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6,490	9,140	11,263
Amortization of intangible assets	—	20,481	50,318
Asset impairments	—	810	—
Provision for bad debts	(15)	(160)	(118)
Inventory provisions	(586)	489	4,697
Stock compensation	7,516	588	270
Other noncash items, net	436	520	237
Changes in assets and liabilities:
Receivables	1,585	3,422	(7,848)
Inventories	(7,692)	767	(12,648)
Accounts payable	863	(3,336)	5,002
Deferred revenue	1,595	(19)	298
Accrued expenses and other current liabilities	(335)	(376)	(1,621)
Other	(1,223)	94	181

Net cash used in operating activities	(15,880)	(30,209)	(43,216)

Cash Flows From Investing Activities
Sales of assets	—	151	54
Capital expenditures	(4,488)	(3,980)	(5,791)
Purchases of available-for-sale marketable securities	(37,597)	(76,635)	—
Sales of available-for-sale marketable securities	65,585	38,250	—
Purchases of held-to-maturity marketable securities	—	(3,253)	—
Maturities of held-to-maturity marketable securities	1,725	767	—

Net cash provided by (used in) investing activities	25,225	(44,700)	(5,737)

Cash Flows From Financing Activities
Sale of convertible senior notes	—	43,930	—
Exercise of stock options and warrants	5,296	3,109	12,534
Deferred financing costs	—	(433)	(64)

Net cash provided by financing activities	5,296	46,606	12,470

Net increase (decrease) in cash and cash equivalents	14,641	(28,303)	(36,483)
Cash and cash equivalents at beginning of period	15,335	43,638	80,121

Cash and cash equivalents at end of period	$29,976	$15,335	$43,638

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	(In thousands)

Balance at September 30, 2003	93,545	$935	$215,334	$(32,176)	$(16,959)	$167,134
Net loss	—	—	—	(93,247)	—	(93,247)
Currency translation adjustments	—	—	—	—	935	935

Comprehensive loss						(92,312)
Issuance of common stock	7,074	71	15,901	—	—	15,972
Compensation expense related to employee stock plans	—	—	133	—	—	133

Balance at September 30, 2004	100,619	1,006	231,368	(125,423)	(16,024)	90,927
Net loss	—	—	—	(62,629)	—	(62,629)
Currency translation adjustments	—	—	—	—	(140)	(140)

Comprehensive loss						(62,769)
Issuance of common stock	3,233	33	5,209	—	—	5,242
Compensation expense related to employee stock plans	—	—	426	—	—	426

Balance at September 30, 2005	103,852	1,039	237,003	(188,052)	(16,164)	33,826
Net loss	—	—	—	(24,514)	—	(24,514)
Currency translation adjustments	—	—	—	—	497	497

Comprehensive loss						(24,017)
Issuance of common stock	6,850	68	6,342	—	—	6,410
Common stock repurchased and retired	(115)	(1)	(258)			(259)
Compensation expense related to employee stock plans	115	1	7,515	—	—	7,516

Balance at September 30, 2006	110,702	$1,107	$250,602	$(212,566)	$(15,667)	$23,476

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Basis of Presentation

The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 12), necessary to present fairly the Company’s financial position, results of operations and cash flows.

2.	Summary of Significant Accounting Policies

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2006, 2005, and 2004 comprised 52 weeks and ended on September 29, September 30, and October 1, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, stock compensation, income taxes, restructuring costs and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets  — Intangible assets consist mainly of patents and developed technology and are amortized on a straight-line basis over estimated useful lives of 2 to 8 years.

Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2005, the Company recorded impairment charges as discussed in Note 12. As of September 30, 2006, the Company identified no circumstances that indicated a potential impairment of any of its long-lived assets.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007 and does not expect that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter ended December 31, 2007 of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 as of the beginning of fiscal 2007 and does not expect that the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Stock-Based Compensation — Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) to account for stock-based compensation. SFAS 123R requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. Judgment is required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. The financial statements include amounts that are based on the Company’s best estimates and judgments. Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Option No. 25 “Accounting for Stock Issued to Employees” (see Note 10).

Income Taxes — The provision for income taxes is determined in accordance with SFAS No. 109, “Accounting For Income Taxes.” Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following individual customers accounted for 10% or more of net revenues:

	2006	2005	2004

Customer A	17%	16%	16%
Customer B	11%	14%	8%
Customer C	11%	12%	8%
Customer D	7%	11%	9%
Customer E	—	—	12%

The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2006	2005

Customer A	21%	14%
Customer C	16%	10%
Customer F	11%	19%
Customer G	6%	17%

Supplemental Cash Flow Information — Interest paid was $1.7 million and $0.8 million for fiscal 2006 and fiscal 2005, respectively; the Company paid no interest during fiscal 2004. Income taxes paid, net of refunds received, were ($36,000), $400,000 and $300,000 million during fiscal 2006, 2005 and 2004, respectively.

Comprehensive Loss — Accumulated other comprehensive loss at September 30, 2006 and 2005 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current period presentation.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Data

Marketable Securities

Marketable securities at fiscal year ends consist of the following (in thousands):

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Auction rate securities	$10,400	$10,400	$38,385	$38,385

Held-to-maturity securities:
U.S. Treasury securities	$860	$858	$2,546	$2,546
Less amounts classified as noncurrent	—	—	(837)	(825)

	$860	$858	$1,709	$1,701

Available-for-sale marketable securities consist of auction rate securities with interest at rates that are reset periodically (generally every seven or twenty-eight days), each having contractual maturity dates in excess of ten years. These securities are recorded at fair value in the accompanying balance sheets; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of September 30, 2006, there are no unrealized holding gains or losses. The Company classifies all available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.

Held-to-maturity marketable securities consist of U.S. Treasury securities having an aggregate face amount of approximately $860,000 purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which mature in November 2006, were pledged to the trustee for the payment of the fourth scheduled interest payment on the notes when due. Consequently, these securities are classified as held-to-maturity securities and are recorded at their amortized cost.

Inventories

Inventories at fiscal year ends consist of the following (in thousands):

	2006	2005

Work-in-process	$9,120	$5,422
Finished goods	9,888	5,308

	$19,008	$10,730

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

Our gross margin included a benefit of $5.5 million (2006), $8.7 million (2005) and $9.0 million (2004) from the sale of inventories that we had written down to a zero cost basis during fiscal 2001. As of September 30, 2006, the Company continued to hold inventories with an original cost of $12.4 million which were previously written down to a zero cost basis.

Property, Plant and Equipment

Property, plant and equipment at fiscal year ends consists of the following (in thousands):

	2006	2005

Machinery and equipment	$69,995	$68,868
Leasehold improvements	3,489	3,982
Construction in progress	1,722	706

	75,206	73,556
Accumulated depreciation and amortization	(62,245)	(58,666)

	$12,961	$14,890

Intangible Assets

Intangible assets consisting of developed technology (approximately $228 million), customer base (approximately $28 million) and other intangibles (approximately $11 million) were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Amortization of intangible assets was zero for fiscal 2006 because the remainder of the intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero. Amortization of intangible assets totaled $20.5 million (2005) and $50.3 million (2004).

4.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004

Current:
United States	$—	$—	$—
Foreign	2,137	24	357
State and local	10	15	5

Total current	2,147	39	362

Deferred:
United States	—	—	—
Foreign	(298)	331	359
State and local	—	—	—

Total deferred	(298)	331	359

	$1,849	$370	$721

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2006	2005	2004

U.S. federal statutory tax at 35%	$(7,933)	$(21,791)	$(32,384)
State taxes, net of federal effect	(3,612)	(1,563)	(1,165)
Foreign income taxes in excess of U.S.	(524)	(866)	3,308
Research and development credits	(3,443)	(2,819)	(1,864)
Valuation allowance	17,187	26,836	32,783
Other	174	573	43

Provision for income taxes	$1,849	$370	$721

Income (loss) before income taxes consists of the following components (in thousands):

	2006	2005	2004

United States	$(29,418)	$(65,749)	$(84,946)
Foreign	6,753	3,490	(7,580)

	$(22,665)	$(62,259)	$(92,526)

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2006	2005

Deferred tax assets:
Inventories	$16,746	$17,151
Deferred revenue	1,984	1,357
Accrued compensation and benefits	1,155	1,641
Product returns and allowances	674	808
Net operating losses	221,294	207,804
Research and development and investment credits	31,932	26,783
Foreign deferred taxes	1,150	852
Other	7,517	6,013
Valuation allowance	(268,144)	(250,957)

Total deferred tax assets	14,308	11,452

Deferred tax liabilities:
Intangible assets	—	—
Property, plant and equipment	1,283	674
Deferred state taxes	11,875	9,926
Other	—	—

Total deferred tax liabilities	13,158	10,600

Net deferred tax assets	$1,150	$852

Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2006 and 2005

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates.

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

As of September 30, 2006, Mindspeed had U.S. federal net operating loss carryforwards of approximately $603.2 million, which expire at various dates from 2010 through 2027, and aggregate state net operating loss carryforwards of approximately $117.8 million, which expire at various dates from 2007 through 2027. Mindspeed also has U.S. federal and state research and development tax credit carryforwards of approximately $13.5 million and $18.4 million, respectively. The U.S. federal credits expire at various dates from 2010 through 2027, while the state credits have no expiration date.

The deferred tax assets as of September 30, 2006 include a deferred tax asset of $11.5 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $560,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of September 30, 2006, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.

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

As of September 30, 2006, the estimated fair value of the convertible senior notes was approximately $49.0 million.

6.	Commitments

In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.7 million annually (a total of $11.8 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Rental expense was approximately $7.7 million (2006), $7.3 million (2005), and $6.8 million (2004). Rental expense includes $6.5 million (2006), $3.7 million (2005), and $4.5 million (2004) paid to Conexant under the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sublease. As of September 30, 2006, the Company’s minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year

2007	$9,217
2008	6,374
2009	912
2010	406
2011	205
Thereafter	530

Total minimum future lease payments	$17,644

The minimum future lease payments as of September 30, 2006 include an aggregate of $0.9 million relating to facilities no longer occupied by the Company, which is included in the restructuring liability in the accompanying consolidated balance sheets.

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

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of September 30, 2006, the entire warrant remains outstanding.

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

10.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic value method required by APB 25, the Company generally recognized no compensation expense with respect to stock option awards or awards under the employee stock purchase plan.

The Company elected to adopt SFAS 123R using “modified prospective application.” Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal 2005 and earlier years represents the cost of restricted stock awards determined in accordance with APB 25. The Company elected the transition method described in FASB Staff Position (“FSP”) FAS 123R-3 related to accounting for the tax effects of share-based payment awards to employees.

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

As a result of the Company’s recent operating losses and its expectation of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses — including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2006	2005	2004

Weighted-average fair value of options granted	$1.53	$1.05	$2.73
Weighted-average assumptions:
Expected volatility	77%	80%	98%
Dividend yield	—	—	—
Expected option life	3.4 years	2.2 years	3.3 years
Risk-free interest rate	4.7%	3.9%	2.7%

The expected option term was estimated based upon historical experience and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock since our spin-off from Conexant. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R for fiscal 2006 was allocated as follows (in thousands):

Cost of goods sold	$399
Research and development	2,757
Selling, general and administrative	4,040
Special charges	320

Total stock-based compensation expense	$7,516

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123 for prior fiscal years ended September 30, 2005 and 2004, net income and net income per share would have been approximated in the following (in thousands, except per share amounts):

	2005	2004

Net loss, as reported	$(62,629)	$(93,247)
Stock-based employee compensation expense included in the determination of reported net loss	(426)	(133)
Stock-based employee compensation expense determined under the fair value method	11,890	26,158

Pro forma net loss	$(74,093)	$(119,272)

Net loss per share, basic and diluted:
As reported	$(0.61)	$(0.95)
Pro forma	$(0.73)	$(1.22)

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock and other stock-based awards to the Company’s non-employee directors. As of September 30, 2006, an aggregate of 5.6 million shares of the Company’s common stock are available for issuance under these plans. In addition, the Directors Stock Plan provides that the number of shares available for issuance is automatically increased on the first day of each fiscal year by an amount equal to the greater of 160,000 shares or 0.18% of the shares of the Company’s common stock outstanding on that date, subject to the board being authorized and empowered to select a smaller amount.

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

The Company also maintains employee stock purchase plans for its domestic and foreign employees, under which 1.3 million shares are available for issuance. The employee stock purchase plans provide that the maximum number of shares under the plans is automatically increased on the first day of each fiscal year by an aggregate of 750,000 shares.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value

Outstanding at September 30, 2003	30,466	$2.07
Granted	2,839	4.31
Exercised	(5,516)	2.04		$30,500,000
Forfeited or expired	(930)	2.53

Outstanding at September 30, 2004	26,859	2.30

Excercisable at September 30, 2004	17,722	2.13

Granted	3,143	2.26
Exercised	(1,188)	1.59		$900,000
Forfeited or expired	(2,734)	2.52

Outstanding at September 30, 2005	26,080	2.30

Excercisable at September 30, 2005	19,104	2.21
Granted	1,023	2.71
Exercised	(3,009)	1.76		$4,400,000
Forfeited or expired	(1,898)	3.18

Outstanding at September 30, 2006	22,196	$2.32	4.3 years	$1,900,000

Exercisable at September 30, 2006	18,672	$2.26	3.9 years	$1,400,000

As of September 30, 2006, there was unrecognized compensation expense of $2.1 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years.

The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2006 (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.25 - $1.58	2,673	4.0	$1.04	1,826	$1.00
1.61 - 2.27	7,119	2.2	1.83	6,716	1.82
2.28 - 2.73	9,100	4.0	2.45	8,173	2.43
2.79 - 4.41	2,862	3.1	3.55	1,655	3.65
4.46 - 23.29	442	2.3	7.50	302	7.71

0.25 - 23.29	22,196	3.2	2.32	18,672	2.26

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 14.7 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$0.25 - $1.51	1,243	4.1	$1.10	751	$1.03
1.61 - 2.27	4,177	2.8	1.83	3,781	1.82
2.28 - 2.73	6,620	4.6	2.48	5,719	2.45
2.82 - 4.41	2,346	4.4	3.45	1,160	3.49
4.46 - 16.98	352	4.2	7.36	222	7.63

0.25 - 16.98	14,738	4.1	2.45	11,633	2.36

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

Restricted stock grants totaled 4.2 million shares (2006), 421,000 shares (2005) and 51,000 shares (2004). In fiscal 2006, new awards of stock-based compensation have principally consisted of restricted stock awards. These awards principally consisted of broad-based grants covering substantially all employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals for fiscal year 2006. Certain senior management personnel also received additional restricted stock awards having vesting tied to the Company’s achievement of an operating profit. For purposes of the restricted stock awards, operating profit or loss excludes stock-based compensation expenses and special charges. The Company achieved an operating profit (as defined) in the fiscal 2006 third quarter. These awards also contain a requirement for continued service through November 8, 2006. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, and require continued service.

The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested shares at September 30, 2005	423	$2.13
Granted	4,165	$2.57
Vested	(541)	$2.42
Forfeited	(376)	$2.54

Nonvested shares at September 30, 2006	3,671	$2.54

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested during the year ended September 30, 2006 was $1.5 million. As of September 30, 2006 there was unrecognized compensation expense of $3.8 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Through July 2005, purchases were made at specified intervals during a 24-month offering period at 85% of the lower of the fair market value on the first day of the 24-month offering period or on the purchase date. Beginning in August 2005, offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. Purchases are made at the end of each offering period, at a discount of 5% from the fair market value on the purchase date. Under SFAS 123R, the plan is non-compensatory and the Company has recorded no compensation expense in connection therewith. During the years ended September 30, 2006 and 2005, the Company issued 108,000 and 666,000 shares of its common stock under the employee stock purchase plan for net proceeds of $298,000 and $1.1 million, respectively.

11.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. Prior to the Distribution, Mindspeed employees were eligible to participate in similar plans sponsored by Conexant. The Company matches a portion of employee contributions and funds the matching contribution in shares of its common stock. The Company issued 331,000 shares (2006), 483,000 shares (2005), and 220,000 shares (2004) of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans, including amounts allocated from Conexant, of $0.8 million (2006), $0.9 million (2005), and $1.2 million (2004).

12.	Special Charges

Special charges consist of the following:

	2006	2005	2004
	(In millions)

Asset impairments	$—	$0.8	$—
Restructuring charges	2.6	5.2	0.4

	$2.6	$6.0	$0.4

Asset Impairments

During fiscal 2005, the Company recorded asset impairment charges totaling $810,000 related to property and equipment that the Company determined to abandon or scrap, including assets associated with the closure of our former design centers in Herzlia, Israel and Lisle, Illinois.

The Company continually monitors and review long-lived assets, including fixed assets and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of our assets

Restructuring Charges

Mindspeed 2006 Restructuring Plan — In March 2006, the Company implemented a restructuring plan under which the Company reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, the Company continued this restructuring plan and reduced our workforce by an additional

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, the Company recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us.

The Company expects that the workforce reductions will reduce our quarterly operating expenses by approximately $1.7 million, including approximately $1.4 million in research and development expenses and approximately $300,000 in selling, general and administrative expenses. The Company expects to realize the full benefit of these reductions beginning in the fiscal 2007 first quarter. However, the Company intends to reinvest substantially all of such cost savings back into our research and development programs. Consequently, we do not expect that the 2006 restructuring plan will result in a long-term reduction in our operating expenses.

Activity and liability balances related to the Mindspeed 2006 restructuring plan through September 30, 2006 are as follows (in thousands):

Workforce
Reductions

Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	$897

Mindspeed 2004 Restructuring Plan — In October 2004, the Company announced a restructuring plan intended to reduce our operating expenses while focusing our research and development investment in key high-growth markets, including voice-over-Internet protocol (VoIP) and high-performance analog applications. The expense reduction actions included workforce reductions and the closure of design centers in Herzlia, Israel and Lisle, Illinois. Approximately 80% of the expense reductions were derived from the termination of research and development programs which the Company believed had a longer return-on-investment timeframe or that addressed slower growth markets. The affected research and development programs were principally our asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, our T/E carrier transmission products. The remainder of the cost savings came from the selling, general and administrative functions. The Company completed substantially all of these actions during fiscal 2005, reducing our workforce by approximately 90 employees.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with these actions, the Company recorded fiscal 2005 restructuring charges of approximately $5.9 million. The restructuring charges included an aggregate of $3.4 million for the workforce reductions, based upon estimates of the cost of severance benefits for the affected employees, and approximately $2.5 million related to contractual obligations for the purchase of design tools and other services in excess of anticipated requirements. During fiscal 2006, the Company recorded additional charges of $277,000 for severance and related benefits payable to the affected employees. Activity and liability balances related to the Mindspeed 2004 restructuring plan through September 30, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$3,412	$2,517	$5,929
Cash payments	(2,575)	(1,546)	(4,121)

Restructuring balance, September 30, 2005	837	971	1,808
Charged to costs and expenses	277	—	277
Cash payments	(1,058)	(752)	(1,810)

Restructuring balance, September 30, 2006	$56	$219	$275

Other Restructuring Plans — In fiscal 2001, 2002 and 2003, the Company implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the year ended September 30, 2006, the Company made cash payments of $1.5 million under these restructuring plans and reversed $134,000 of previously accrued costs and expenses related to contractual obligations. As of September 30, 2006, our remaining liabilities under these restructuring plans totaled $500,000, representing amounts payable under non-cancelable leases, severance benefits to affected employees and other contractual commitments.

As of September 30, 2006, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $1.7 million (classified as a current liability), principally representing obligations under non-cancelable leases and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2007. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.

13.	Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the years ended September 30, 2006, 2005 and 2004, rent and operating expenses paid to Conexant were $6.5 million, $3.7 million and $4.5 million, respectively.

The Company made no sales to Conexant during the year ended September 30, 2006 and has no liability in accounts payable to Conexant at September 30, 2006. Sales to Conexant were $1.2 million (2005), and $1.2 million (2004). As of September 30, 2005 a liability to Conexant of $0.1 million is included in accounts payable in the accompanying consolidated balance sheet.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Other Information

The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2006	2005	2004

Multiservice access DSP products	$37,404	$33,048	$26,524
High-performance analog products	42,742	27,087	24,636
WAN communications products	55,773	51,642	67,968
Other	—	—	307

	$135,919	$111,777	$119,435

Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2006	2005	2004

United States	$41,151	$32,764	$38,151
Other Americas	4,510	9,602	10,050

Total Americas	45,661	42,366	48,201
Malaysia	16,999	16,894	14,077
Taiwan	7,088	7,299	10,135
China	35,501	20,412	20,252
Japan	7,376	5,417	4,082
Other Asia-Pacific	6,754	4,509	4,989

Total Asia-Pacific	73,718	54,531	53,538
Europe, Middle East and Africa	16,540	14,880	17,696

	$135,919	$111,777	$119,435

No other foreign country represented 10% or more of net revenues for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Long-lived assets consist of property, plant and equipment and other long-term assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2006	2005

United States	$14,553	$15,946
Europe, Middle East and Africa	1,771	1,122
Asia-Pacific	491	481

	$16,815	$17,549

15. Subsequent Events

In the first quarter of fiscal 2007, the Company announced a restructuring plan. The Company anticipates incurring special charges of $4.2 million during the first and second quarters of fiscal 2007, primarily associated with severance costs for affected employees and the impairment of certain excess space at the Newport Beach headquarters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, California
November 29, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2006, these disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2006. Deloitte & Touche LLP has audited our assessment of our internal control over financial reporting and their report is included in herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mindspeed Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006, of the Company and our report dated November 29, 2006, expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP

Costa Mesa, California
November 29, 2006

Item 9B.	Other Information

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement.”:

On August 27, 2006, we entered into an agreement with Dave Carroll in connection with his resignation as Senior Vice President, Worldwide Sales effective as of July 28, 2006. The agreement provides that Mr. Carroll would be placed on unpaid leave through January 31, 2007, at which time all unvested stock options and restricted stock awards shall expire. Any vested stock options as of January 31, 2007, will be exercisable for a period of three months thereafter. The agreement also contains Mr. Carroll’s release of claims against us and our affiliates, including employment-related claims. Under the agreement, Mr. Carroll agreed not to solicit or hire our employees for a period ending on July 31, 2007.

The foregoing summary is not intended to be complete and is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.32 to this Report.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from the sections entitled “Election of Directors,” “Executive Officers,” “Board Committees and Meetings” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics entitled “Standards of Business Conduct,” that applies to all employees, including our executive officers and directors. A copy of the standards of business conduct is posted on our website (www.mindspeed.com). In addition, we will provide to any person without charge a copy of the standards upon written request to our secretary at the address above. In the event that we make any amendment to, or grant any waiver from, a provision of the standards of business conduct that requires disclosure under applicable results, we will disclose such amendment or waiver and the reasons therefore as required by the SEC and Nasdaq.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Directors’ Compensation” and “Change of Control Agreements in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended September 30, 2006 are included herewith:

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

(3) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.
4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.6	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
4.7	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.6 hereto), is incorporated herein by reference.
4.8	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

10.3		Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.4		Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.5		Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.
10.6		Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.7		Amended and Restated Sublease, dated March 24, 2005, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
10.8		Purchase Agreement, dated December 2, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.9		Pledge Agreement, dated as of December 8, 2004, by the Registrant in favor of Wells Fargo Bank, N.A. , filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.10		Control Agreement, dated as of December 8, 2004, by and among the Registrant and Wells Fargo Bank, N.A., in its capacity as trustee, and Wells Fargo Bank, N.A., in its capacity as securities intermediary and depositary bank, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
*10	.11	Form of Employment Agreement between the Registrant and certain executives of the Registrant, filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.
*10	.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.11 hereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10	.13	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
*10	.14	Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.13 hereto, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
*10	.15	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.16	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.17	Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
*10	.18	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2005, is incorporated herein by reference.
*10	.19	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10	.20	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.21	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.22	Restricted Stock Award Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.
*10	.23	Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-106479), is incorporated herein by reference.
*10	.24	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.25	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.26	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.27	Mindspeed Technologies, Inc. Deferred Compensation Plan, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.28	Amendment No. 1 to Mindspeed Technologies, Inc. Deferred Compensation Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.
*10	.29	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
*10	.30	Restricted Shares Award Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
*+10	.31	Confidential Severance Agreement and General Release, dated June 26, 2006, by and between Danny Shamlou and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10	.32	Agreement and General Release, dated August 27, 2006, by and between Dave Carroll and the Registrant.
*10	.33	Summary of Director Compensation Arrangements, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
12.1		Statement re: Computation of Ratios.
21		List of subsidiaries of the Registrant.
23		Consent of independent registered public accounting firm.
24		Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See subsection (a)(3) above.

(c) Financial Statement Schedules

The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a)(2) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 29th day of November, 2006.

MINDSPEED TECHNOLOGIES, INC.

By :	/s/ Raouf Y. Halim
Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 29th day of November, 2006, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ Raouf Y. Halim Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Simon Biddiscombe Simon Biddiscombe		Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Dwight W. Decker* Dwight W. Decker		Chairman of the Board of Directors

Donald R. Beall* Donald R. Beall		Director

Donald H. Gips* Donald H. Gips		Director

Michael T. Hayashi* Michael T. Hayashi*		Director

Ming Louie* Ming Louie		Director

Thomas A. Madden* Thomas A. Madden		Director

Jerre L. Stead* Jerre L. Stead*		Director

*By:	/s/ Raouf Y. Halim Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and		End of
Description	of Year	Expenses	Deductions(1)	Year
	(In thousands)

Year ended September 30, 2006:
Allowance for doubtful accounts	$462	$(15)	$—	$447
Reserve for sales returns and allowances	1,356	149	(340)	1,165
Year ended September 30, 2005:
Allowance for doubtful accounts	$627	$(160)	$(5)	$462
Reserve for sales returns and allowances	922	1,206	(772)	1,356
Year ended September 30, 2004:
Allowance for doubtful accounts	$932	$(118)	$(187)	$627
Reserve for sales returns and allowances	430	574	(82)	922

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.32	Agreement and General Release, dated August 27, 2006, by and between Dave Carroll and the Registrant.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.