Form 10-Q
period 2006-12-31
MINDSPEED TECHNOLOGIES, INC
filed 2007-02-06
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of January 26, 2007 was 113,053,269

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
The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A under the heading “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.
For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended December 31, 2006 and 2005 relate to the actual fiscal 2007 first quarter ended December 29, 2006 and the actual fiscal 2006 first quarter ended December 30, 2005, respectively.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$25,130	$29,976
Marketable securities	12,650	11,260
Receivables, net of allowance for doubtful accounts of $418 and $447 at December 31, 2006 and September 30, 2006, respectively	13,083	14,786
Inventories	19,864	19,008
Other current assets	2,920	3,690

Total current assets	73,647	78,720
Property, plant and equipment, net	12,767	12,961
Other assets	4,886	4,861

Total assets	$91,300	$96,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,664	$10,639
Deferred revenue	4,229	5,047
Accrued compensation and benefits	6,256	5,038
Accrued income tax	3,014	2,761
Restructuring	3,951	1,667
Other current liabilities	2,114	2,688

Total current liabilities	31,228	27,840
Convertible senior notes	44,721	44,618
Other liabilities	870	608

Total liabilities	76,819	73,066

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 112,679 and 110,702 shares issued at December 31, 2006 and September 30, 2006, respectively	1,127	1,107
Additional paid-in capital	252,570	250,602
Accumulated deficit	(223,883)	(212,566)
Accumulated other comprehensive loss	(15,333)	(15,667)

Total stockholders’ equity	14,481	23,476

Total liabilities and stockholders’ equity	$91,300	$96,542

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	December 31,
	2006	2005
Net revenues	$30,157	$33,203
Cost of goods sold	10,677	10,482

Gross margin	19,480	22,721

Operating expenses:
Research and development	15,600	16,512
Selling, general and administrative	10,793	11,036
Special charges	3,595	25

Total operating expenses	29,988	27,573

Operating loss	(10,508)	(4,852)

Interest expense	(559)	(552)
Other (expense) income, net	(53)	374

Loss before income taxes	(11,120)	(5,030)

Provision for income taxes	197	474

Net loss	$(11,317)	$(5,504)

Net loss per share, basic and diluted	$(0.10)	$(0.05)

Weighted-average number of shares used in per share computation	108,380	103,698
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	December 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(11,317)	$(5,504)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	1,947
Stock-based compensation	1,476	1,317
Inventory provisions	(323)	(696)
Other non-cash items, net	92	126
Changes in assets and liabilities:
Receivables	1,743	2,499
Inventories	(533)	(4,181)
Accounts payable	1,025	(1,140)
Deferred revenue	(818)	1,654
Accrued expenses and other current liabilities	3,332	(1,425)
Other	1,304	(99)

Net cash used in operating activities	(2,752)	(5,502)

Cash Flows From Investing Activities
Capital expenditures	(1,066)	(460)
Sales of assets	—	10
Purchases of available-for-sale marketable securities	(6,050)	(19,300)
Sales of available-for-sale marketable securities	3,800	24,300
Maturities of held-to-maturity marketable securities	863	863

Net cash (used in) provided by investing activities	(2,453)	5,413

Cash Flows From Financing Activities
Exercise of stock options and warrants	359	560

Net cash provided by financing activities	359	560

Net (decrease) increase in cash and cash equivalents	(4,846)	471
Cash and cash equivalents at beginning of period	29,976	15,335

Cash and cash equivalents at end of period	$25,130	$15,806

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
Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 5), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2006 and 2005 relate to the actual fiscal 2007 first quarter ended December 29, 2006 and the actual fiscal 2006 first quarter ended December 30, 2005, respectively.
Recent Accounting Standards – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” as of the beginning of fiscal 2007, with no material effect on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact to the Consolidated Financial Statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter ending December 31,

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
2007 of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.
Income Taxes – The provision for income taxes for the three months ended December 31, 2006 and 2005 principally consists of income taxes incurred by the Company’s foreign subsidiaries.
Supplemental Cash Flow Information – Interest paid for the three months ended December 31, 2006 and 2005 was $862,500 and $862,500, respectively. Income taxes paid, net of refunds received, for the three months ended December 31, 2006 and 2005 were $(17,000) and $(10,000), respectively.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of December 31, 2006, the securities have a fair value of approximately $12.7 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
At September 30, 2006, marketable securities also included U.S. Treasury securities having an aggregate face amount of approximately $860,000 purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which matured at various dates through November 2006, were pledged to the trustee for the payment of the fourth scheduled interest payment on the notes when due. Consequently, at September 30, 2006, these securities were classified as held-to-maturity securities and were recorded at their amortized cost of $860,000, which approximated fair value.
Inventories
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2006	2006
Work-in-process	$9,696	$9,120
Finished goods	10,168	9,888

	$19,864	$19,008

During the three months ended December 31, 2006 and 2005, the Company sold inventories with an original cost of approximately $1.2 million and $1.8 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net loss	$(11,317)	$(5,504)
Foreign currency translation adjustments	334	(111)

Comprehensive loss	$(10,983)	$(5,615)

The balance of accumulated other comprehensive loss at December 31, 2006 and September 30, 2006 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Multiservice access DSP products	$8,986	$11,669
High-performance analog products	9,794	8,736
WAN communications products	11,377	12,798

	$30,157	$33,203

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Americas	$10,019	$11,400
Asia-Pacific	17,183	18,547
Europe, Middle East and Africa	2,955	3,256

	$30,157	$33,203

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
The following direct customers accounted for 10% or more of net revenues:

	Three months ended
	December 31,
	2006	2005
Customer A	20%	17%
Customer B	12%	9%
Customer C	10%	15%
Customer D	7%	10%
Customer E	6%	11%
3. Stock-Based Compensation
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
Stock-based compensation awards generally vest over time and require continued service to the Company and, in some cases, require the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of awards that are ultimately expected to vest. The Company estimates forfeiture rates of 8.5% to 12.5% depending on the characteristics of the award.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of stock options awarded during the three months ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Three months ended	Three months ended
	December 31, 2006	December 31, 2005
Weighted-average fair value of options granted	$0.99	$1.19

Weighted-average assumptions:
Expected option life	3.5 years	3.2 years
Risk-free interest rate	4.6%	4.3%
Expected volatility	75%	78%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Cost of goods sold	$92	$77
Research and development	579	646
Selling, general and administrative	773	594
Special charges	32	—

Total stock-based compensation expense	$1,476	$1,317

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock and other stock-based awards to the Company’s non-employee directors. As of December 31, 2006, an aggregate of 4.2 million shares of the Company’s common stock were available for issuance under these plans. In addition, the Directors Stock Plan provides that the number of shares available for issuance is automatically increased on the first day of each fiscal year by an amount equal to the greater of 160,000 shares or 0.18% of the shares of the Company’s common stock outstanding on that date, subject to the board being authorized and empowered to select a smaller amount. The Company’s board of directors has submitted a proposal for approval by the Company’s stockholders at its 2007 annual stockholders’ meeting which, if approved, among other things will (1) increase the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan from 18 million shares to 19.3 million shares, (2) add restricted stock units as a new type of award under the 2003 Long-Term Incentives Plan, and (3) remove the “evergreen” provision from the Directors Stock Plan and fix the total number of authorized for issuance under that plan at 1,440,000 shares.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The Company also maintains employee stock purchase plans for its domestic and foreign employees, under which 2.1 million shares are available for issuance. The employee stock purchase plans provide that the maximum number of shares under the plans is automatically increased on the first day of each fiscal year by an aggregate of 750,000 shares.
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

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at September 30, 2006	22,196	$2.32

Granted	39	$1.79
Exercised	(247)	$1.48
Forfeited or expired	(768)	$2.50

Outstanding at December 31, 2006	21,220	$2.32	4.1 years

Exercisable at end of period	18,521	$2.23	3.8 years

As of December 31, 2006, there was unrecognized compensation expense of $1.6 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years. The aggregate intrinsic value of options exercised during the three months ended December 31, 2006 was $0.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $2.9 million and $2.7 million, respectively.
Restricted Stock Awards
The Company’s stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards and from time to time the Company has used restricted stock awards for incentive or retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are subject to forfeiture if employment terminates prior to the end of the service period (generally two years from the grant date) or, in certain cases, to the extent the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
In fiscal 2006 and the first quarter of fiscal 2007, new awards of stock-based compensation principally consisted of restricted stock awards. During the three months ended December 31, 2006, the Company made a broad-based grant of restricted stock awards covering substantially all employees. The majority of the restricted stock awards is intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals. Certain senior management personnel also received additional restricted stock awards having vesting tied to improvements in the Company’s operating performance. These awards also contain a requirement for continued service through the later of November 16, 2007 or the date of achievement of the specified performance conditions. The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at September 30, 2006	3,671	$2.54

Granted	1,812	$1.79
Vested	(1,751)	$2.19
Forfeited	(134)	$2.46

Nonvested shares at December 31, 2006	3,598	$2.31

The total fair value of shares vested during the three months ended December 31, 2006 was $3.9 million. As of December 31, 2006 there was unrecognized compensation expense of $5.5 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately two years.
Employee Stock Purchase Plan
The Company has historically had an employee stock purchase plan under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. Purchases are made at the end of each offering period, at a discount of 5% from the fair market value on the purchase date. Under SFAS 123R, the plan is non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plan has been terminated by the Company’s board of directors effective February 28, 2007.
4. Commitments and Contingencies
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Special Charges
Special charges consist of restructuring charges totaling $3.6 million in the first quarter of fiscal 2007 and $25,000 in the first quarter of fiscal 2006.
Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first quarter of fiscal 2007, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 44 employees. The affected employees included approximately 36 persons in research and development, 5 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, the Company recorded a charge of $1.7 million for severance benefits payable to the affected employees and $42,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, the Company vacated approximately 50,000 square feet of excess space at its Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. The Company expects to incur a total of $0.6 million of additional restructuring costs in the second and third quarters of fiscal 2007 related to this restructuring plan.
The Company expects that this restructuring action will reduce annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. The Company expects to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through December 31, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$1,737	$1,890	$3,627
Cash payments	(377)	(184)	(561)
Non-cash charges	(42)	—	(42)

Restructuring balance, December 31, 2006	$1,318	$1,706	$3,024

Mindspeed 2006 Restructuring Plan — In March 2006, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, the Company continued this restructuring plan and reduced its workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, the Company recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to the Company. Activity and liability balances related to the Mindspeed 2006 restructuring plan through December 31, 2006 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Charged to costs and expenses	(10)
Cash payments	(367)
Non-cash charges	10

Restructuring balance, December 31, 2006	$530

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Restructuring Plans — In fiscal 2001, 2002, 2003 and 2004, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2006, the Company made cash payments of $107,000 under these restructuring plans and reversed $22,000 of previously accrued costs and expenses related to contractual obligations. As of December 31, 2006, remaining liabilities under these restructuring plans totaled $640,000, representing amounts payable under non-cancelable leases, severance benefits to affected employees and other contractual commitments.
As of December 31, 2006, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $4.2 million (including $0.2 million classified as a long-term liability), principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly liquidity.
6. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the three months ended December 31, 2006 and 2005, rent and operating expenses payable to Conexant were $1.6 million and $1.5 million, respectively. As of December 31, 2005, a liability to Conexant of $0.2 million is included in other current liabilities in the consolidated condensed balance sheet. The Company has no liability in accounts payable to Conexant at December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.
Overview
We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., McData Corporation, and Zhongxing Telecom Equipment Corp. (ZTE).
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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% and 51% of our revenues for fiscal 2006 and the first quarter of fiscal 2007, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% and 68%, respectively, of our net revenues for fiscal 2006 and the first quarter of fiscal 2007. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $64.1 million and $15.6 million on research and development for fiscal 2006 and the first quarter of fiscal 2007, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development and customer support operations to jurisdictions with lower cost structures than that available in the United States.
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
In order to achieve profitability, we must reduce operating expenses or achieve substantial revenue growth. Through the first quarter of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure.
We plan to continue with cost reduction actions in the second and third quarters of fiscal 2007. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.
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

Recent Accounting Pronouncements
We adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” as of the beginning of fiscal 2007, with no material effect on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact to our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter ending December 31, 2007 of fiscal 2008. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended December 31,
($ in millions)	2006	Change	2005
Multiservice access DSP products	$9.0	(23)%	$11.7
High-performance analog products	9.8	12%	8.7
WAN communications products	11.4	(11)%	12.8

Net revenues	$30.2	(9)%	$33.2

The 9% decrease in our revenues for the fiscal 2007 first quarter compared to the comparable fiscal 2006 period reflects lower sales volumes in our multiservice access DSP products and WAN communication products, partially offset by higher sales volumes in our high-performance analog products. Revenues were lower primarily as a result of quarter-end product shipment delays associated with an earthquake related communications disruption at a key assembly supplier’s Philippines facility. The decrease in revenues from our multiservice access DSP products principally reflects decreased sales across our legacy VoIP products partially offset by an increase in sales of our newer product lines. Revenues from our high-performance analog products benefited from increased demand for our physical media dependent devices from OEMs in the Asia-Pacific region, for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks. We also benefited from increased demand in our broadcast video products, partially offset by a decrease in sales of crosspoint switches for use in storage area networking applications. We experienced decreased sales of WAN communications products reflecting decreased shipments of our T/E carrier transmission products, partially offset by an increase in demand for our ATM/MPLS network processor products.
Gross Margin

	Three months ended December 31,
($ in millions)	2006	Change	2005
Gross margin	$19.5	(14)%	$22.7
Percent of net revenues	65%		68%
Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Jazz Semiconductor, Inc. and Amkor

Technology, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.
Our gross margin for the first quarter of fiscal 2007 decreased $3.2 million over the first quarter of fiscal 2006 principally reflecting the 9% decrease in our net revenues and the unfavorable effect of decreased manufacturing volumes in the first quarter of fiscal 2007. Our gross margin as a percent of net revenues for the first quarter of fiscal 2007 declined from the first quarter of fiscal 2006 primarily as a result of reduced sales in the first quarter of 2007 of inventory previously written down to a zero cost basis in 2001 from $1.8 million in the first quarter of 2006 to $1.2 million in the first quarter of 2007. The change in provision for excess and obsolete inventories was a net credit of $(0.3) million for the first quarter of fiscal 2007 compared to a net credit of $(0.7) million for the first quarter of fiscal 2006.
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
From the time of the fiscal 2001 inventory write-downs through December 31, 2006, we scrapped a portion of these inventories having an original cost of $39.4 million and sold a portion of these inventories with an original cost of $33.1 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of December 31, 2006, we continued to hold inventories with an original cost of $11.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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

Research and Development

	Three months ended December 31,
($ in millions)	2006	Change	2005
Research and development	$15.6	(6)%	$16.5
Percent of net revenues	52%		50%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The decrease in R&D expenses for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 reflects lower headcount and a decrease in personnel-related costs of $0.6 million resulting from our expense reduction actions we completed during fiscal 2006 and the first quarter of fiscal 2007. In addition, depreciation expense decreased $0.6 million from the first quarter of 2006 primarily as a result of certain assets reaching the end of their depreciable lives. These decreases were partially offset by an $0.3 million increase in costs for photomasks, hardware and software.
Selling, General and Administrative

	Three months ended December 31,
($ in millions)	2006	Change	2005
Selling, general and administrative	$10.8	(2)%	$11.0
Percent of net revenues	36%		33%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The decrease in our SG&A expenses for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 reflects lower headcount and a decrease in personnel-related costs of $0.4 million resulting from our expense reduction actions we completed during fiscal 2006 and the first quarter of fiscal 2007. These decreases were partially offset by a $0.2 million increase in professional fees.
Special Charges
Special charges consist of restructuring charges totaling $3.6 million in the quarter of fiscal 2007 and $25,000 in the first quarter of fiscal 2006.
Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first quarter of fiscal 2007, we implemented a restructuring plan under which we reduced our workforce by approximately 44 employees. The affected employees included approximately 36 persons in research and development, 5 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, we recorded a charge of $1.7 million for severance benefits payable to the affected employees and $42,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, we vacated approximately 50,000 square feet of excess space at our Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. We expect to incur a total of $0.6 million of additional restructuring costs in the second and third quarters of fiscal 2007 related to this restructuring plan.

We expect that this restructuring action will reduce our annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. We expect to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through December 31, 2006 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$1,737	$1,890	$3,627
Cash payments	(377)	(184)	(561)
Non-cash charges	(42)	—	(42)

Restructuring balance, December 31, 2006	$1,318	$1,706	$3,024

Mindspeed 2006 Restructuring Plan — In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, we continued this restructuring plan and reduced our workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, we recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us. Activity and liability balances related to the Mindspeed 2006 restructuring plan through December 31, 2006 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Charged to costs and expenses	(10)
Cash payments	(367)
Non-cash charges	10

Restructuring balance, December 31, 2006	$530

Other Restructuring Plans — In fiscal 2001, 2002, 2003 and 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2006, we made cash payments of $107,000 under these restructuring plans and reversed $22,000 of previously accrued costs and expenses related to contractual obligations. As of December 31, 2006, our remaining liabilities under these restructuring plans totaled $640,000, representing amounts payable under non-cancelable leases, severance benefits to affected employees and other contractual commitments.
As of December 31, 2006, we have a remaining accrued restructuring balance for all restructuring plans totaling $4.2 million (including $0.2 million classified as a long-term liability), principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2008. The payments will be funded from available cash balances and funds from product sales and are not expected to impact significantly our liquidity.
Interest Expense

	Three months ended December 31,
($ in millions)	2006	2005
Interest expense	$(0.6)	$(0.6)
Interest expense represents interest on the $46 million convertible senior notes we issued in December 2004.

Other Income (Expense), Net

	Three months ended December 31,
($ in millions)	2006	2005
Other income (expense), net	$(0.1)	$0.4
Other income (expense) principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The decrease in other income for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 principally reflects foreign exchange losses incurred in the first quarter of fiscal 2007 resulting from weakening of the dollar. In addition, interest income was lower in the first quarter of fiscal 2007 resulting from lower invested cash balances partially offset by higher interest rates that prevailed during the most recent period.
Provision for Income Taxes
Our provision for income taxes for the first quarter of fiscal 2007 and 2006 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first quarter of fiscal 2007 and 2006 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Cash used in operating activities was $2.8 million for the first quarter of fiscal 2007 compared to $5.5 million for the first quarter of fiscal 2006. Operating cash flows for the first quarter of fiscal 2007 reflect our net loss of $11.3 million, partially offset by non-cash charges (depreciation, stock-based compensation expense, inventory provisions and other) of $2.5 million, and net working capital decreases of approximately $6.0 million.
The net working capital decreases for the first quarter of fiscal 2007 consisted principally of a $3.3 million increase in accrued expenses and other liabilities primarily resulting from an increase in our restructuring reserve. The working capital decreases also included a $1.7 million decrease in accounts receivable and a $1.0 million increase in accounts payable, principally related to the timing of payments.
Cash used in investing activities of $2.5 million for the first quarter of fiscal 2007 principally consisted of purchases of marketable securities (net of sales) of $1.4 million and by capital expenditures of $1.1 million. For the first quarter of fiscal 2006, cash provided by investing activities of $5.4 million principally consisted of sales of marketable securities (net of purchases) of $5.9 million, partially offset by capital expenditures of $460,000.
Cash provided by financing activities of $359,000 and $560,000 for the first quarter of fiscal 2007 and 2006, respectively consisted of proceeds from the exercise of stock options.
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
If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we will be required to increase the number of shares issuable upon conversion by up to 65.13 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.
For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2006, the estimated fair value of our liability under the fundamental change adjustment was not significant.
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

Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of December 31, 2006, our cash and cash equivalents totaled $25.1 million and our marketable securities totaled $12.7 million. Our working capital at December 31, 2006 was $42.4 million.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first quarter of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. We expect to continue with cost reduction actions into the second quarter of fiscal 2007. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
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
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Long-term debt	$46.0	$—	$46.0	$—	$—
Interest expense on long-term debt	5.1	1.7	3.4	—	—
Operating leases	15.9	8.9	5.7	0.8	0.5
Purchase obligations	7.6	3.5	4.1	—	—

Total	$74.6	$14.1	$59.2	$0.8	$0.5

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.
In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.7 million annually (a total of $10.1 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $0.9 million and extending to various dates through fiscal 2008.

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
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Currency Exchange Rate Risk
We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2006, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2006, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Report.
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
We incurred a net loss of $11.3 million for the first three months of fiscal 2007 compared to net losses of $24.5 million in fiscal 2006 and $62.6 million in fiscal 2005. We expect that we will continue to incur significant losses and negative cash flows at least through the first half of fiscal 2007, and we may incur additional significant losses and negative cash flows in subsequent periods.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first quarter of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. We expect to continue with cost reduction actions into the second quarter of fiscal 2007. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
For the first quarter of fiscal 2007, our net cash used in operating activities was $2.8 million compared to net cash used in operating activities of $5.5 million in the first quarter of fiscal 2006. Our net cash used in operating activities was $15.9 million for fiscal 2006 and $30.2 million for fiscal 2005. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of December 31, 2006, our cash and cash equivalents totaled $25.1 million and our marketable securities totaled $12.7 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 49% and 51%, respectively, of our net revenues for fiscal 2006 and the first quarter of 2007.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. For fiscal 2006 and the first quarter of fiscal 2007, approximately 70% and 68%, respectively, of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
September 30, 2006 to October 27, 2006	4,905 (a)	$1.86	—	—
October 28, 2006 to November 24, 2006	—	$—	—	—
November 25, 2006 to December 29, 2006	16,725 (a)	$2.05	—	—

	21,630	$2.01	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

10.1	Agreement, dated January 31, 2007, by and between Bradley W. Yates and the Registrant

12.1	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: February 6, 2007	By	/s/ Simon Biddiscombe

Simon Biddiscombe Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX
10.1	Agreement, dated January 31, 2007, by and between Bradley W. Yates and the Registrant

12.1	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.