Form 10-Q
period 2007-03-31
MINDSPEED TECHNOLOGIES, INC
filed 2007-05-08
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of April 27, 2007 was 114,790,060

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	our competitive advantages;

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our investment in research and development and participation in the formulation of industry standards;

•	the growth rate for products in the enterprise, network access and metro service areas and our position to increase market share;

•	the focus of our research and development efforts on certain products, including voice over Internet protocol and high performance analog applications, and our expectation of the growth prospects for those products;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the value of our intellectual property;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	our plans to reduce operating expenses, and the amount and timing of any such expense reductions;

•	the importance of providing comprehensive product service and support;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, our intention to fund those payments from available cash balances and funds from product sales, and the impact of such payments on our liquidity;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including expected workforce reductions and facilities closures, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our intentions with respect to inventories that were previously written down;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	market demand for our new and existing products and our ability to increase our revenues;

•	our ability to maintain operating expenses within anticipated levels;

•	our ability to reduce our cash consumption;

•	availability and terms of capital needed for our business;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	the ability to attract and retain qualified personnel;

•	successful development and introduction of new products;

•	our ability to obtain design wins and develop revenues from them;

•	pricing pressures and other competitive factors;

•	order and shipment uncertainty;

•	changes in our customers’ inventory levels and inventory management practices;

•	fluctuations in manufacturing yields;

•	product defects; and

•	intellectual property infringement claims by others and the ability to protect our intellectual property.
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
For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended March 31, 2007 and 2006 relate to the actual fiscal 2007 second quarter ended March 30, 2007 and the actual fiscal 2006 second quarter ended March 31, 2006, respectively.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$23,697	$29,976
Marketable securities	10,748	11,260
Receivables, net of allowance for doubtful accounts of $393 and $447 at March 31, 2007 and September 30, 2006, respectively	10,756	14,786
Inventories	18,567	19,008
Other current assets	3,132	3,690

Total current assets	66,900	78,720
Property, plant and equipment, net	12,128	12,961
Other assets	5,215	4,861

Total assets	$84,243	$96,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,681	$10,639
Deferred revenue	4,080	5,047
Accrued compensation and benefits	5,838	5,038
Accrued income tax	2,869	2,761
Restructuring	2,966	1,667
Other current liabilities	2,252	2,688

Total current liabilities	26,686	27,840
Convertible senior notes	44,825	44,618
Other liabilities	1,196	608

Total liabilities	72,707	73,066

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 114,494 and 110,702 shares issued at March 31, 2007 and September 30, 2006, respectively	1,145	1,107
Additional paid-in capital	257,140	250,602
Accumulated deficit	(231,502)	(212,566)
Accumulated other comprehensive loss	(15,247)	(15,667)

Total stockholders’ equity	11,536	23,476

Total liabilities and stockholders’ equity	$84,243	$96,542

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues	$30,758	$34,610	$60,915	$67,813
Cost of goods sold	10,817	10,221	21,494	20,703

Gross margin	19,941	24,389	39,421	47,110

Operating expenses:
Research and development	14,710	17,035	30,310	33,547
Selling, general and administrative	11,279	12,462	22,072	23,498
Special charges	1,237	1,156	4,832	1,181

Total operating expenses	27,226	30,653	57,214	58,226

Operating loss	(7,285)	(6,264)	(17,793)	(11,116)

Interest expense	(559)	(552)	(1,118)	(1,104)
Other income, net	320	354	267	728

Loss before income taxes	(7,524)	(6,462)	(18,644)	(11,492)

Provision for income taxes	95	652	292	1,126

Net loss	$(7,619)	$(7,114)	$(18,936)	$(12,618)

Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.12)

Weighted-average number of shares used in per share computation	110,429	105,000	109,405	104,349
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(18,936)	$(12,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,589	3,774
Stock-based compensation	3,585	2,989
Inventory provisions	(228)	(542)
Other non-cash items, net	254	397
Changes in assets and liabilities:
Receivables	4,103	3,560
Inventories	669	(7,483)
Accounts payable	(1,958)	(1,474)
Deferred revenue	(967)	606
Accrued expenses and other current liabilities	2,338	(108)
Other	1,141	(31)

Net cash used in operating activities	(7,410)	(10,930)

Cash Flows From Investing Activities
Capital expenditures	(1,822)	(1,535)
Purchases of available-for-sale marketable securities	(12,832)	(32,747)
Sales of available-for-sale marketable securities	12,500	39,875
Maturities of held-to-maturity marketable securities	863	863

Net cash (used in) provided by investing activities	(1,291)	6,456

Cash Flows From Financing Activities
Exercise of stock options and warrants	2,422	3,612

Net cash provided by financing activities	2,422	3,612

Net decrease in cash and cash equivalents	(6,279)	(862)

Cash and cash equivalents at beginning of period	29,976	15,335

Cash and cash equivalents at end of period	$23,697	$14,473

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
Fiscal Periods – For presentation purposes, references made to the periods ended March 31, 2007 and 2006 relate to the actual fiscal 2007 second quarter ended March 30, 2007 and the actual fiscal 2006 second quarter ended March 31, 2006, respectively.
Recent Accounting Standards – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” as of the beginning of fiscal 2007, with no material effect on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
positions. The accounting provisions of FIN 48 will be effective for the Company’s first fiscal quarter ending December 31, 2007 of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.
In February 2007, the FASB issued Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. The Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and does not expect that the adoption will have a material impact on its financial condition or results of operations.
Income Taxes – The provision for income taxes for the six months ended March 31, 2007 and 2006 principally consists of income taxes incurred by the Company’s foreign subsidiaries.
Supplemental Cash Flow Information – Interest paid for the six months ended March 31, 2007 and 2006 was $862,500 and $862,500, respectively. Income taxes paid, net of refunds received, for the six months ended March 31, 2007 and 2006 were $186,000 and $(36,000), respectively.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of March 31, 2007, the securities have a fair value of approximately $10.7 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
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
Inventories
Inventories consist of the following (in thousands):

	March 31,	September 30,
	2007	2006
Work-in-process	$9,768	$9,120
Finished goods	8,799	9,888

	$18,567	$19,008

During the six months ended March 31, 2007 and 2006, the Company sold inventories with an original cost of approximately $2.0 million and $2.8 million, respectively, that had been written down to a zero cost basis during fiscal 2001.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net loss	$(7,619)	$(7,114)	$(18,936)	$(12,618)
Foreign currency translation adjustments	86	12	420	(99)

Comprehensive loss	$(7,533)	$(7,102)	$(18,516)	$(12,717)

The balance of accumulated other comprehensive loss at March 31, 2007 and September 30, 2006 consists of accumulated foreign currency translation adjustments.
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Multiservice access DSP products	$9,318	$8,168	$18,304	$19,837
High-performance analog products	8,158	11,274	17,952	20,010
WAN communications products	13,282	15,168	24,659	27,966

	$30,758	$34,610	$60,915	$67,813

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Americas	$11,359	$13,490	$21,378	$24,890
Asia-Pacific	15,417	17,909	32,600	36,456
Europe, Middle East and Africa	3,982	3,211	6,937	6,467

	$30,758	$34,610	$60,915	$67,813

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
The following direct customers accounted for 10% or more of net revenues:

	Six months ended
	March 31,
	2007	2006
Customer A	18%	17%
Customer B	14%	10%
Customer C	7%	11%
Customer D	5%	10%

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Stock-based compensation awards generally vest over time and require continued service to the Company and, in some cases, require the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of awards that are ultimately expected to vest. The Company reduces stock compensation expense by estimated forfeiture based on historical experience.
As a result of the Company’s operating losses and its expectation of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses, including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.
The fair value of stock options awarded during the six months ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Six months ended	Six months ended
	March 31, 2007	March 31, 2006
Weighted-average fair value of options granted	$1.17	$1.74

Weighted-average assumptions:
Expected option life	3.3 years	3.4 years
Risk-free interest rate	4.7%	4.6%
Expected volatility	75%	77%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of goods sold	$97	$98	$189	$175
Research and development	515	652	1,094	1,298
Selling, general and administrative	1,460	922	2,233	1,516
Special charges	37	—	69	—

Total stock-based compensation expense	$2,109	$1,672	$3,585	$2,989

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock and other stock-based awards to the Company’s non-employee directors. As of March 31, 2007, an aggregate of 3.9 million shares of the Company’s common stock were available for issuance under these plans. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 19.3 million shares, (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 1,440,000.
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
Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007.
Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices not less than the market price of our common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at September 30, 2006	22,196	$2.32

Granted	2,234	$2.18
Exercised	(1,524)	$1.59
Forfeited or expired	(1,360)	$2.72

Outstanding at March 31, 2007	21,546	$2.33	4.3 years

Exercisable at end of period	17,133	$2.29	3.6 years

As of March 31, 2007, there was unrecognized compensation expense of $3.1 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.6 years. The aggregate intrinsic value of options exercised during the six months ended March 31, 2007 was $0.9 million. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $4.5 million and $4.2 million, respectively.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock Awards
The Company’s stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards. The Company has used restricted stock awards for incentive and retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are subject to forfeiture if employment terminates prior to the end of the service period (generally two years from the grant date) or, in certain cases, to the extent the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
In fiscal 2006 and the first half of fiscal 2007, new awards of stock-based compensation principally consisted of restricted stock awards. During the six months ended March 31, 2007 and 2006, the Company granted an aggregate of 2.3 million shares and 3.8 million shares, respectively, of restricted stock to its employees. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at September 30, 2006	3,671	$2.54

Granted	2,307	$1.88
Vested	(2,249)	$2.31
Forfeited	(381)	$2.62

Nonvested shares at March 31, 2007	3,348	$2.20

The total fair value of shares vested during the six months ended March 31, 2007 was $4.9 million. As of March 31, 2007 there was unrecognized compensation expense of $4.8 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately two years.
Employee Stock Purchase Plans
The Company has historically had employee stock purchase plans under which eligible employees may authorize the Company to withhold up to 10% of their compensation for each pay period to purchase shares of the Company’s common stock, subject to certain limitations. Offering periods generally commence on the first trading day of March and September of each year and are generally six months in duration, but may be terminated earlier under certain circumstances. Purchases are made at the end of each offering period, at a discount of 5% from the fair market value on the purchase date. Under SFAS 123R, the plans are non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007.
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
5. Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Restructuring charges	$1,237	$1,156	$4,832	$1,181

Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first six months of fiscal 2007, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, the Company vacated approximately 50,000 square feet of excess space at its Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter as a result of a change in sub-lease income estimates. The Company expects to incur a total of $0.2 million of additional restructuring costs in the third and fourth quarters of fiscal 2007 related to this plan.
The Company expects that this restructuring action will reduce annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. The Company expects to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through March 31, 2007 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,418	$2,575	$4,993
Cash payments	(1,392)	(646)	(2,038)
Non-cash charges	(75)	—	(75)

Restructuring balance, March 31, 2007	$951	$1,929	$2,880

Mindspeed 2006 Restructuring Plan — In March 2006, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, the Company continued this restructuring plan and reduced its workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, the Company recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
service to the Company. Activity and liability balances related to the Mindspeed 2006 restructuring plan through March 31, 2007 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Charged to costs and expenses	(160)
Cash payments	(528)
Non-cash charges	10

Restructuring balance, March 31, 2007	$219

Other Restructuring Plans — In fiscal 2001, 2002, 2003 and 2004, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2007, the Company made cash payments of $270,000 under these restructuring plans. As of March 31, 2007, remaining liabilities under these restructuring plans totaled $500,000, representing amounts payable under non-cancellable leases, severance benefits to affected employees and other contractual commitments.
As of March 31, 2007, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $3.6 million (including $0.6 million classified as a long-term liability), principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.
6. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the six months ended March 31, 2007 and 2006, rent and operating expenses payable to Conexant were $3.3 million and $3.1 million, respectively.

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
Overview
We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel Data Networks, S.A., Cisco Systems, Inc., Huawei Technologies Co., Nortel Networks, Inc., Siemens A.G. and Zhongxing Telecom Equipment Corp. (ZTE).
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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% and 53% of our revenues for fiscal 2006 and the first six months of fiscal 2007, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for both fiscal 2006 and the first six months of fiscal 2007. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $64.1 million and $30.3 million on research and development for fiscal 2006 and the first six months of fiscal 2007, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development and customer support operations to jurisdictions with lower cost structures than that available in the United States.
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
In order to achieve and sustain profitability, we must reduce operating expenses or achieve substantial revenue growth. Through the first six months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure.
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
Spin-off from Conexant Systems, Inc.
On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock currently trades on the Nasdaq Global Market under the ticker symbol “MSPD.”
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
In February 2007, the FASB issued Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. We will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or our results of operations.
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2007	Change	2006	2007	Change	2006
Multiservice access DSP products	$9.3	14%	$8.1	$18.3	(8)%	$19.8
High-performance analog products	8.2	(28)%	11.3	18.0	(10)%	20.0
WAN communications products	13.3	(12)%	15.2	24.6	(12)%	28.0

Net revenues	$30.8	(11)%	$34.6	$60.9	(10)%	$67.8

For the fiscal 2007 second quarter, the 11% decrease in our revenues compared to the second quarter of fiscal 2006 reflects lower sales volumes in our high-performance analog products and our WAN communications products partially offset by higher sales volumes in our multiservice access DSP products. Revenues from our multiservice access DSP products increased by $1.2 million, or 14%, principally reflecting increased sales volumes across our newer VoIP product families as telecommunication service providers install equipment to push their voice traffic over IP data networks, partially offset by decreased sales across our legacy VoIP products. Revenues from our high-performance analog products decreased by $3.1 million, or 28%, primarily as a result of demand weakness from customers undergoing mergers. Sales of our WAN communications products decreased by $1.9 million, or 12%, primarily as a result of lower shipments of our T/E carrier transmission products.
For the first six months of fiscal 2007, the 10% decrease in our revenues compared to the similar fiscal 2006 period reflects lower sales volumes across each of our product families. The $1.5 million, or 8%, decrease in revenues from our multiservice access DSP products principally reflects decreased sales across our legacy VoIP products partially offset by an increase in sales of our newer product lines. Revenues from our high-performance analog products decreased $2.1 million, or 10%, primarily as a result of decreased shipments of our crosspoint switches for use in storage area networking applications. We experienced decreased sales of WAN communications products of $3.3 million, or 12%, reflecting decreased shipments of our T/E carrier transmission products, partially offset by an increase in demand for our ATM/MPLS network processor products.
Gross Margin

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2007	Change	2006	2007	Change	2006
Gross margin	$19.9	(18)%	$24.4	$39.4	(16)%	$47.1
Percent of net revenues	65%		70%	65%		69%
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
Our gross margin for the fiscal 2007 second quarter decreased $4.5 million over the comparable fiscal 2006 period, principally reflecting the 11% decrease in our quarterly revenues and the unfavorable effect of decreased manufacturing volumes in the fiscal 2007 period. Our gross margin for the fiscal 2006 second quarter also benefited from higher than anticipated manufacturing yields on certain products. The provision for excess and obsolete inventories was $95,000 for the fiscal 2007 second quarter, compared to a provision of $154,000 for the comparable fiscal 2006 period. Our gross margin for the second quarter of fiscal 2007 and 2006 also benefited from the sale of inventories with an original cost of $828,000 and $908,000, respectively, that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.
Our gross margin for the first six months of fiscal 2007 decreased $7.7 million over the comparable fiscal 2006 period, principally reflecting the 10% decrease in our revenues and the unfavorable effect of decreased manufacturing volumes in the fiscal 2007 period. Our gross margin for the fiscal 2006 second quarter also benefited from higher than anticipated manufacturing yields on certain products. The provision for excess and obsolete inventories was a net credit of $228,000 for the first six months of fiscal 2007, compared to a net credit of $542,000 for the comparable fiscal 2006 period. Our gross margin for the first six months of fiscal 2007 and 2006 also benefited from the sale of inventories with an original cost of $2.0 million and $2.8 million, respectively, that we had written down to a zero cost basis during fiscal 2001.
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
From the time of the fiscal 2001 inventory write-downs through March 31, 2007, we scrapped a portion of these inventories having an original cost of $39.4 million and sold a portion of these inventories with an original cost of $34.0 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of March 31, 2007, we continued to hold inventories with an original cost of $10.1 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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
Research and Development

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2007	Change	2006	2007	Change	2006
Research and development	$14.7	(14)%	$17.0	$30.3	(10)%	$33.5
Percent of net revenues	48%		49%	50%		49%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $2.3 million decrease in R&D expenses for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 includes a $1.3 million decrease in compensation and personnel-related costs including stock-based compensation and a $0.5 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives. The decrease in R&D expenses also reflects a $0.4 million decrease in costs for materials, photomasks and preproduction devices and a $0.2 million decrease in the cost of our facilities as a result of expense reduction actions taken in the first quarter of fiscal 2007.
The $3.2 million decrease in R&D expenses for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 reflects lower headcount and a decrease in personnel-related costs of $1.9 million and a $0.2 million decrease in the cost of our facilities resulting from our expense reduction actions we completed during fiscal 2006 and the first six months of fiscal 2007. In addition, depreciation expense decreased $1.1 million from the first six months of 2006 primarily as a result of certain assets reaching the end of their depreciable lives.

Selling, General and Administrative

	Three months ended March 31,			Six months ended March 31,
($ in millions)	2007	Change	2006	2007	Change	2006
Selling, general and administrative	$11.3	(9)%	$12.5	$22.1	(6)%	$23.5
Percent of net revenues	37%		36%	36%		35%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $1.2 million decrease in our SG&A expenses for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 reflect a $0.2 million decrease in personnel-related costs, a $0.2 million decrease in travel expenses, a $0.2 million decrease in insurance costs and a $0.1 million decrease in the cost of our facilities, all of which are a result of our expense reduction actions we completed during fiscal 2006 and the first six months of fiscal 2007. In addition, commissions expense decreased $0.4 million primarily as a result of a decrease in sales.
The $1.4 million decrease in our SG&A expenses for the first six months of fiscal 2007 compared to the similar fiscal 2006 period reflect lower headcount and a decrease in personnel-related costs of $0.4 million, a $0.2 million decrease in travel expenses, a $0.2 million decrease in insurance costs and a $0.2 million decrease in the cost of our facilities, all resulting from our expense reduction actions we completed during fiscal 2006 and the first six months of fiscal 2007. In addition, commissions expense decreased $0.3 million primarily as a result of a decrease in sales.
Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Restructuring charges	$1,237	$1,156	$4,832	$1,181

Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first six months of fiscal 2007, we implemented a restructuring plan under which we reduced our workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, we recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to us. On December 1, 2006, we vacated approximately 50,000 square feet of excess space at our Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter as a result of a change in sub-lease income estimates. We expect to incur a total of $0.2 million of additional restructuring costs in the third and fourth quarters of fiscal 2007 related to this plan.

We expect that this restructuring action will reduce annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. We expect to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through March 31, 2007 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,418	$2,575	$4,993
Cash payments	(1,392)	(646)	(2,038)
Non-cash charges	(75)	—	(75)

Restructuring balance, March 31, 2007	$951	$1,929	$2,880

Mindspeed 2006 Restructuring Plan — In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, we continued this restructuring plan and reduced our workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, we recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us. Activity and liability balances related to the Mindspeed 2006 restructuring plan through March 31, 2007 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Charged to costs and expenses	(160)
Cash payments	(528)
Non-cash charges	10

Restructuring balance, March 31, 2007	$219

Other Restructuring Plans — In fiscal 2001, 2002, 2003 and 2004, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the six months ended March 31, 2007, we made cash payments of $270,000 under these restructuring plans. As of March 31, 2007, remaining liabilities under these restructuring plans totaled $500,000, representing amounts payable under non-cancellable leases, severance benefits to affected employees and other contractual commitments.
As of March 31, 2007, we have a remaining accrued restructuring balance for all restructuring plans totaling $3.6 million (including $0.6 million classified as a long-term liability), principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

Interest Expense

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2007	2006	2007	2006
Interest expense	$0.6	$0.6	$1.1	$1.1
Interest expense represents interest on the $46 million convertible senior notes we issued in December 2004.
Other Income (Expense), Net

	Three months ended March 31,		Six months ended March 31,
($ in millions)	2007	2006	2007	2006
Other income (expense), net	$0.3	$0.4	$0.3	$0.7
Other income (expense) principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The decrease in other income for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 principally reflects lower interest income resulting from lower invested cash balances in the fiscal 2007 period. The decrease in other income for the first six months of fiscal 2007 compared to the fiscal 2006 period reflects foreign exchange losses resulting from the weakening of the dollar as well as lower interest income resulting from lower invested cash balances in the fiscal 2007 periods.
Provision for Income Taxes
Our provision for income taxes for the second quarter and first six months of fiscal 2007 and 2006 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first six months of fiscal 2007 and 2006 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Cash used in operating activities was $7.4 million for the first six months of fiscal 2007 compared to $10.9 million for the first six months of fiscal 2006. Operating cash flows for the first six months of fiscal 2007 reflect our net loss of $18.9 million, partially offset by non-cash charges (depreciation, stock-based compensation expense and other) of $6.2 million, and net working capital decreases of approximately $5.3 million.
The net working capital decreases for the first six months of fiscal 2007 consisted principally of a $4.1 million decrease in accounts receivable resulting from a decrease in our average collection period. The working capital decreases also include a $2.3 million increase in accrued expenses and other current liabilities mainly consisting of an increase in accrued compensation expense due to the timing of payment and a $0.7 million decrease in inventory balances. These amounts were partially offset by a $2.0 million decrease in accounts payable principally related to the timing of vendor payments.
Cash used in investing activities of $1.3 million for the first six months of fiscal 2007 principally consisted of capital expenditures of $1.8 million, partially offset by sales of marketable securities (net of purchases) of $0.5 million. For the first six months of fiscal 2006, cash provided by investing activities of $6.5 million principally consisted of sales of marketable securities (net of purchases) of $8.0 million, partially offset by capital expenditures of $1.5 million.
Cash provided by financing activities of $2.4 million and $3.6 million for the first six months of fiscal 2007 and 2006 consisted of proceeds from the exercise of stock options.

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
For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of March 31, 2007, the estimated fair value of our liability under the fundamental change adjustment was not significant.
Conexant Warrant
In the distribution, we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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

Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 31, 2007, our cash and cash equivalents totaled $23.7 million and our marketable securities totaled $10.7 million. Our working capital at March 31, 2007 was $40.2 million.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first six months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
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
Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of March 31, 2007:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
			(in millions)
Long-term debt	$46.0	$—	$46.0	$—	$—
Interest expense on long-term debt	5.1	1.7	3.4	—	—
Operating leases	14.0	8.9	3.9	0.7	0.5
Purchase obligations	8.4	2.3	3.0	3.1	—

Total	$73.5	$12.9	$56.3	$3.8	$0.5

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.
In March 2005, we amended and restated the Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease has an initial term extending through June 2008, and we may, at our option, extend the Sublease for an additional two-year term. Rent payable under the Sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $6.8 million annually (a total of $8.5 million over the remainder of the initial lease term), but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Contractual obligations under operating leases have not been reduced by anticipated rental income under noncancelable subleases totaling $0.7 million and extending to various dates through fiscal 2008.
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
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of March 31, 2007, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Currency Exchange Rate Risk
We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 31, 2007, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 31, 2007, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred a net loss of $18.9 million for the first six months of fiscal 2007 and incurred net losses of $24.5 million in fiscal 2006 and $62.6 million in fiscal 2005. We expect that we will continue to incur significant losses and negative cash flows at least through fiscal 2007, and we may incur additional significant losses and negative cash flows in subsequent periods.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first six months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions within the anticipated time frame, or at all. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
For the first six months of fiscal 2007, our net cash used in operating activities was $7.4 million compared to net cash used in operating activities of $10.9 million in the first six months of fiscal 2006. Our net cash used in operating activities was $15.9 million for fiscal 2006 and $30.2 million for fiscal 2005. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 31, 2007, our cash and cash equivalents totaled $23.7 million and our marketable securities totaled $10.7 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
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
As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses and we anticipate future losses. We believe that financial stability of suppliers is an important consideration in our customers’ purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers that they believe have a stronger financial position or liquidity.

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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 49% and 53%, respectively, of our net revenues for fiscal 2006 and the first six months of 2007.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. For both fiscal 2006 and the first six months of fiscal 2007, approximately 70% of our net revenues were from customers located outside the United States, primarily in the Asia-Pacific region and Europe. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of March 31, 2007, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
Antidilution and other provisions in the warrant issued to Conexant may also adversely affect our stock price or our ability to raise additional financing.
The warrant issued to Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
December 30, 2006 to January 26, 2007	—	$—	—	—
January 27, 2007 to February 23, 2007	—	$—	—	—
February 24, 2007 to March 30, 2007	213 (a)	$2.29	—	—

	213	$2.29	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on March 5, 2007 in Newport Beach, California. At the meeting, the following matters were voted on by our stockholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of three Class III directors for a three-year term expiring in 2010:
Donald R. Beall	74,576,338	22,779,136
Donald L. Gips	75,148,781	22,206,693
Jerre L. Stead	74,262,886	23,092,588

	Number of shares
	Voted			Broker
	For	Voted Against	Abstentions	Non-Votes
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm	96,114,392	821,100	419,982	—
Proposal to amend our 2003 long-term incentives plan increasing the number of authorized shares from 18 million to 19.3 million	28,676,023	23,409,579	618,133	44,651,739

Proposal to amend our directors stock plan eliminating the “evergreen” provision in the Plan, setting the number of authorized shares to 1,440,000 and adding annual grants of restricted shares	36,268,233	15,805,626	629,856	44,651,759
Messrs. Raouf Halim, Michael T. Hayashi, Ming Louie, Thomas A. Madden and Dwight W. Decker continue to serve as directors.

ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

* 10.1	Summary of Director Compensation Arrangements.

* 10.2	Agreement, dated January 31, 2007, by and between Bradley W. Yates and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, is incorporated herein by reference.

* 10.3	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2007, is incorporated herein by reference.

* 10.4	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 5, 2007, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: May 8, 2007	By /s/ Simon Biddiscombe
Simon Biddiscombe
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX
10.1	Summary of the Director Compensation Arrangements.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.