Form 10-Q
period 2007-06-30
MINDSPEED TECHNOLOGIES, INC
filed 2007-08-07
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of July 27, 2007 was 115,501,885.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	our competitive advantages;

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our investment in research and development and participation in the formulation of industry standards;

•	the growth rate for products in the enterprise, network access and metro service areas and our position to increase market share;

•	the focus of our research and development efforts on certain products, including voice over Internet protocol and high performance analog applications, and our expectation of the growth prospects for those products;

•	our ability to achieve design wins and convert wins into revenue;

•	the availability of raw materials, parts and supplies;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the value of our intellectual property;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur significant losses and negative cash flows;

•	our plans to reduce operating expenses, and the amount and timing of any such expense reductions;

•	the importance of providing comprehensive product service and support;

•	the dependence of our operating results on our ability to introduce products on a timely basis;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next twelve months;

•	our expectation of paying our obligations relating to our restructuring plans and other obligations over their respective terms, our intention to fund those payments from available cash balances and funds from product sales, and the impact of such payments on our liquidity;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including expected workforce reductions and facilities closures, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our intentions with respect to inventories that were previously written down;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	our acquisition strategy and the impact of any future acquisitions;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the amount and timing of future payments under contractual obligations; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
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
For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended June 30, 2007 and 2006 relate to the actual fiscal 2007 third quarter ended June 29, 2007 and the actual fiscal 2006 third quarter ended June 30, 2006, respectively.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$25,456	$29,976
Marketable securities	6,250	11,260
Receivables, net of allowance for doubtful accounts of $364 and $447 at June 30, 2007 and September 30, 2006, respectively	15,390	14,786
Inventories	16,253	19,008
Other current assets	2,603	3,690

Total current assets	65,952	78,720
Property, plant and equipment, net	12,689	12,961
Other assets	4,742	4,861

Total assets	$83,383	$96,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,457	$10,639
Deferred revenue	3,720	5,047
Accrued compensation and benefits	6,397	5,038
Accrued income tax	2,316	2,761
Restructuring	2,447	1,667
Other current liabilities	1,925	2,688

Total current liabilities	25,262	27,840
Convertible senior notes	44,931	44,618
Other liabilities	569	608

Total liabilities	70,762	73,066

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 115,307 and 110,702 shares issued at June 30, 2007 and September 30, 2006, respectively	1,153	1,107
Additional paid-in capital	260,669	250,602
Accumulated deficit	(234,021)	(212,566)
Accumulated other comprehensive loss	(15,180)	(15,667)

Total stockholders’ equity	12,621	23,476

Total liabilities and stockholders’ equity	$83,383	$96,542

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$33,207	$35,894	$94,122	$103,707
Cost of goods sold	10,522	11,195	32,016	31,898

Gross margin	22,685	24,699	62,106	71,809

Operating expenses:
Research and development	13,871	15,049	44,181	48,596
Selling, general and administrative	10,835	11,807	32,907	35,305
Special charges	(104)	1,053	4,728	2,234

Total operating expenses	24,602	27,909	81,816	86,135

Operating loss	(1,917)	(3,210)	(19,710)	(14,326)

Interest expense	(560)	(569)	(1,678)	(1,673)
Other income, net	121	178	388	906

Loss before income taxes	(2,356)	(3,601)	(21,000)	(15,093)

Provision for income taxes	163	943	455	2,069

Net loss	$(2,519)	$(4,544)	$(21,455)	$(17,162)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.19)	$(0.16)

Weighted-average number of shares used in per share computation	111,826	106,510	110,212	105,069
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(21,455)	$(17,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,893	5,241
Stock-based compensation	5,870	5,592
Inventory provisions	(384)	(612)
Other non-cash items, net	444	341
Changes in assets and liabilities:
Receivables	(568)	(1,143)
Inventories	3,139	(8,919)
Accounts payable	(2,459)	1,519
Deferred revenue	(1,327)	919
Accrued expenses and other current liabilities	1,854	(179)
Other	1,558	42

Net cash used in operating activities	(9,435)	(14,361)

Cash Flows From Investing Activities
Capital expenditures	(3,436)	(2,999)
Purchases of available-for-sale marketable securities	(13,832)	(33,597)
Sales of available-for-sale marketable securities	18,000	49,135
Maturities of held-to-maturity marketable securities	863	1,725

Net cash provided by investing activities	1,595	14,264

Cash Flows From Financing Activities
Exercise of stock options and warrants	3,320	5,157

Net cash provided by financing activities	3,320	5,157

Net increase (decrease) in cash and cash equivalents	(4,520)	5,060

Cash and cash equivalents at beginning of period	29,976	15,335

Cash and cash equivalents at end of period	$25,456	$20,395

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
Fiscal Periods – For presentation purposes, references made to the periods ended June 30, 2007 and 2006 relate to the actual fiscal 2007 third quarter ended June 29, 2007 and the actual fiscal 2006 third quarter ended June 30, 2006, respectively.
Recent Accounting Standards – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” as of the beginning of fiscal 2007, with no material effect on its financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact on its financial condition or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
positions. The accounting provisions of FIN 48 will be effective for the Company’s first fiscal quarter ending December 31, 2007 of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial condition or results of operations.
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
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. The Company will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and does not expect that the adoption will have a material impact on its financial condition or results of operations.
Income Taxes – The provision for income taxes for the nine months ended June 30, 2007 and 2006 principally consists of income taxes incurred by the Company’s foreign subsidiaries.
Supplemental Cash Flow Information – Interest paid for both the nine months ended June 30, 2007 and 2006 was $1.7 million. Income taxes paid, net of refunds received, for the nine months ended June 30, 2007 and 2006 were $752,000 and $(69,000), respectively. Capital expenditures included in accounts payable for the nine months ended June 30, 2007 were $277,000.
2. Supplemental Financial Statement Data
Marketable Securities
Marketable securities principally consist of auction rate debt securities and auction rate preferred securities with interest at rates that are reset periodically (generally every seven or twenty-eight days). These securities are classified as available-for-sale securities and recorded at fair value in the accompanying balance sheets. Any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of June 30, 2007, the securities have a fair value of approximately $6.3 million and there are no unrealized gains or losses. The Company classifies available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.
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
Inventories
Inventories consist of the following (in thousands):

	June 30,	September 30,
	2007	2006
Work-in-process	$8,187	$9,120
Finished goods	8,066	9,888

	$16,253	$19,008

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
During the nine months ended June 30, 2007 and 2006, the Company sold inventories with an original cost of approximately $3.1 million and $3.9 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(2,519)	$(4,544)	$(21,455)	$(17,162)
Foreign currency translation adjustments	67	269	487	170

Comprehensive loss	$(2,452)	$(4,275)	$(20,968)	$(16,992)

The balance of accumulated other comprehensive loss at June 30, 2007 and September 30, 2006 consists of accumulated foreign currency translation adjustments.
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Multiservice access DSP products	$9,241	$8,896	$27,545	$28,733
High-performance analog products	9,408	11,925	27,360	31,935
WAN communications products	14,558	15,073	39,217	43,039

	$33,207	$35,894	$94,122	$103,707

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Americas	$12,538	$11,557	$33,916	$36,447
Asia-Pacific	16,729	18,396	49,329	54,852
Europe, Middle East and Africa	3,940	5,941	10,877	12,408

	$33,207	$35,894	$94,122	$103,707

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
The following direct customers accounted for 10% or more of net revenues:

	Nine months ended
	June 30,
	2007	2006
Customer A	17%	17%
Customer B	14%	11%
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The fair value of stock options awarded during the nine months ended June 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Nine months ended	Nine months ended
	June 30, 2007	June 30, 2006
Weighted-average fair value of options granted	$1.17	$1.77

Weighted-average assumptions:
Expected option life	3.3 years	3.4 years
Risk-free interest rate	4.7%	4.6%
Expected volatility	75%	77%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of goods sold	$118	$110	$307	$285
Research and development	816	785	1,910	2,083
Selling, general and administrative	1,351	1,335	3,584	2,851
Special charges	—	199	69	373

Total stock-based compensation expense	$2,285	$2,429	$5,870	$5,592

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of June 30, 2007, an aggregate of 4.0 million shares of the Company’s common stock were available for issuance under these plans. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 19.3 million shares, (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 1,440,000.

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
Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under SFAS 123R, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007.
Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all of its employees annually. Stock option awards have exercise prices not less than the market price of the Company’s common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at September 30, 2006	22,196	$2.32

Granted	2,374	$2.17
Exercised	(2,041)	$1.62
Forfeited or expired	(2,052)	$2.73

Outstanding at June 30, 2007	20,477	$2.33	4.2 years

Exercisable at end of period	16,153	$2.30	3.5 years

As of June 30, 2007, there was unrecognized compensation expense of $2.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.5 years. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2007 was $1.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $4.6 million and $4.2 million, respectively.
Restricted Stock Awards
The Company’s stock incentive plans also provide for awards of shares of restricted stock and other stock-based incentive awards. The Company has used restricted stock awards for incentive and retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are subject to forfeiture if employment terminates prior to the end of the service period (generally two years from the grant date) or, to the extent the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
In fiscal 2006 and the first nine months of fiscal 2007, new awards of stock-based compensation principally consisted of restricted stock awards. During the nine months ended June 30, 2007 and 2006, the Company granted an aggregate of 2.5 million shares and 3.8 million shares, respectively, of restricted stock to its employees. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at September 30, 2006	3,671	$2.54

Granted	2,485	$1.90
Vested	(2,400)	$2.33
Forfeited	(428)	$2.58

Nonvested shares at June 30, 2007	3,328	$2.18

The total fair value of shares vested during the nine months ended June 30, 2007 was $5.3 million. As of June 30, 2007 there was unrecognized compensation expense of $4.2 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately two years.
4. Commitments and Contingencies
In June 2007, the Company extended its Sublease with Conexant pursuant to which the Company leases its headquarters in Newport Beach, California. The Sublease, which was amended and restated in March 2005, had an initial term through June 2008. The Sublease has been extended for an additional two year term (through June 2010) for only the space the Company currently occupies. Rent payable under the Sublease for the next 12 months is approximately $4.2 million and will be reduced to approximately $2.6 million annually thereafter resulting from the space reduction. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company estimates its minimum future obligation under the Sublease at approximately $15.8 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
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

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Restructuring charges	$(104)	$1,053	$4,728	$2,234

Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first two quarters of fiscal 2007, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, the Company vacated approximately 50,000 square feet of excess space at its Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter as a result of a change in sub-lease income estimates. The Company expects to incur a total of $0.3 million of additional restructuring costs in future periods related to this plan.
The Company expects that this restructuring action will reduce annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. The Company expects to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through June 30, 2007 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,418	$2,614	$5,032
Cash payments	(1,844)	(1,117)	(2,961)
Non-cash charges	(75)	—	(75)

Restructuring balance, June 30, 2007	$499	$1,497	$1,996

Mindspeed 2006 Restructuring Plan — In March 2006, the Company implemented a restructuring plan under which the Company reduced its workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, the Company continued this restructuring plan and reduced its workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, the Company recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to the Company. Activity and liability balances related to the Mindspeed 2006 restructuring plan through June 30, 2007 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Reversal of previously accrued costs and expenses	(208)
Cash payments	(650)
Non-cash charges	10

Restructuring balance, June 30, 2007	$49

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Restructuring Plans — In fiscal 2002, 2003 and 2005, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the nine months ended June 30, 2007, the Company made cash payments of $265,000 under these restructuring plans and reversed $95,000 of previously accrued costs and expenses as a result of a change in estimates. As of June 30, 2007, remaining liabilities under these restructuring plans totaled $410,000, representing amounts payable under non-cancellable leases and other contractual commitments.
As of June 30, 2007, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $2.5 million principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.
6. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the nine months ended June 30, 2007 and 2006, rent and operating expenses payable to Conexant were $4.0 million and $4.8 million, respectively.

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
Overview
We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel Lucent, Cisco Systems, Inc., Huawei Technologies Co., Nortel Networks, Inc., Nokia Siemens Networks S.A. and Zhongxing Telecom Equipment Corp. (ZTE).
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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% and 54% of our revenues for fiscal 2006 and the first nine months of fiscal 2007, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for fiscal 2006 and 69% of our net revenues the first nine months of fiscal 2007. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $64.1 million and $44.2 million on research and development for fiscal 2006 and the first nine months of fiscal 2007, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development and customer support operations to jurisdictions with lower cost structures than that available in the United States.
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
In order to achieve and sustain profitability, we must reduce operating expenses or achieve substantial revenue growth. Through the first nine months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure.
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
Spin-off from Conexant Systems, Inc.
On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of our company, then a wholly owned subsidiary of Conexant. In the distribution, each Conexant stockholder received one share of our common stock, par value $.01 per share (including an associated preferred share purchase right), for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock currently trades on the Nasdaq Global Market under the ticker symbol “MSPD.”
Prior to the distribution, Conexant transferred to us the assets and liabilities of our business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the Distribution Agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100 million. We issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. We and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.
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
Impairment of Long-Lived Assets — We continually monitor and review long-lived assets, including fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Recent Accounting Pronouncements
We adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” as of the beginning of fiscal 2007, with no material effect on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact to our financial condition or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter ending December 31, 2007 of fiscal 2008. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial condition or results of operations.
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
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. We will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2007	Change	2006	2007	Change	2006
Multiservice access DSP products	$9.2	4%	$8.9	$27.5	(4)%	$28.7
High-performance analog products	9.4	(21)%	11.9	27.4	(14)%	32.0
WAN communications products	14.6	(3)%	15.1	39.2	(9)%	43.0

Net revenues	$33.2	(7)%	$35.9	$94.1	(9)%	$103.7

For the fiscal 2007 third quarter, the 7% decrease in our revenues compared to the third quarter of fiscal 2006 reflects lower sales volumes in our high-performance analog products and our WAN communications products partially offset by higher sales volumes in our multiservice access DSP products. Revenues from our multiservice access DSP products increased by $300,000, or 4%, principally reflecting increased sales volumes across our newer VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks, partially offset by decreased sales across our legacy products. Revenues from our high-performance analog products decreased by $2.5 million, or 21%, primarily as a result of increased shipments in the third quarter of fiscal 2006 resolving product supply issues we had experienced earlier in fiscal 2006. Sales of our WAN communications products decreased by $500,000, or 3%, primarily resulting from a slowdown in consumption of our products in access and metropolitan area network applications such as T/E carrier transmission products and DSL transceivers. These decreases were partially offset by an increase in demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications.
For the first nine months of fiscal 2007, the 9% decrease in our revenues compared to the similar fiscal 2006 period reflects lower sales volumes across each of our product families. The $1.2 million, or 4%, decrease in revenues from our multiservice access DSP products principally reflects decreased sales across our legacy products partially offset by an increase in sales of our newer VoIP product families. Revenues from our high-performance analog products decreased $4.6 million, or 14%, primarily as a result of decreased shipments of our crosspoint switches for use in storage area networking applications as well as a decrease in our physical media dependent devices. We experienced decreased sales of WAN communications products of $3.8 million, or 9%, reflecting decreased shipments of our T/E carrier transmission products, partially offset by an increase in demand for our ATM/MPLS network processor products.
Gross Margin

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2007	Change	2006	2007	Change	2006
Gross margin	$22.7	(8)%	$24.7	$62.1	(14)%	$71.8
Percent of net revenues	68%		69%	66%		69%
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
Our gross margin for the fiscal 2007 third quarter decreased $2.0 million over the comparable fiscal 2006 period, principally reflecting the 7% decrease in our quarterly revenues which represents $1.9 million of the decrease in our gross margin. The change in the provision for excess and obsolete inventories was a net credit of $156,000 for the fiscal 2007 third quarter compared to a net credit of $70,000 for the comparable fiscal 2006 period. Our gross margin for the third quarter of fiscal 2007 and 2006 also benefited from the sale of inventories with an original cost of $1.1 million for both periods that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.
Our gross margin for the first nine months of fiscal 2007 decreased $9.7 million over the comparable fiscal 2006 period, principally reflecting the 9% decrease in our revenues which represents $6.7 million of the decrease in our gross margin. The provision for excess and obsolete inventories was a net credit of $384,000 for the first nine months of fiscal 2007, compared to a net credit of $612,000 for the comparable fiscal 2006 period. Our gross margin for the first nine months of fiscal 2007 and 2006 also benefited from the sale of inventories with an original cost of $3.1 million and $3.9 million, respectively, that we had written down to a zero cost basis during fiscal 2001.
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
From the time of the fiscal 2001 inventory write-downs through June 30, 2007, we scrapped a portion of these inventories having an original cost of $39.5 million and sold a portion of these inventories with an original cost of $35.0 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of June 30, 2007, we continued to hold inventories with an original cost of $9.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
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
Research and Development

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2007	Change	2006	2007	Change	2006
Research and development	$13.9	(8)%	$15.0	$44.2	(9)%	$48.6
Percent of net revenues	42%		42%	47%		47%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $1.1 million decrease in R&D expenses for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 includes a $0.7 million decrease in compensation and personnel-related costs and a $0.2 million decrease in the cost of our facilities resulting from our expense reduction actions. The decrease in R&D expenses also reflects a $0.2 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives.
The $4.4 million decrease in R&D expenses for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 reflects lower headcount and a decrease in personnel-related costs of $2.6 million and a $0.4 million decrease in the cost of our facilities resulting from our expense reduction actions. In addition, depreciation expense decreased $1.3 million from the first nine months of 2006 primarily as a result of certain assets reaching the end of their depreciable lives.
Selling, General and Administrative

	Three months ended June 30,			Nine months ended June 30,
($ in millions)	2007	Change	2006	2007	Change	2006
Selling, general and administrative	$10.8	(8)%	$11.8	$32.9	(7)%	$35.3
Percent of net revenues	33%		33%	35%		34%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $1.0 million decrease in our SG&A expenses for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 reflects a $0.1 million decrease in personnel-related costs, a $0.1 million decrease in insurance costs and a $0.2 million decrease in the cost of our facilities, all of which are a result of our expense reduction actions. In addition, commissions expense decreased $0.3 million primarily as a result of a decrease in sales.
The $2.4 million decrease in our SG&A expenses for the first nine months of fiscal 2007 compared to the similar fiscal 2006 period reflects lower headcount and a decrease in personnel-related costs of $0.9 million, a $0.2 million decrease in travel expenses, a $0.3 million decrease in insurance costs and a $0.4 million decrease in the cost of our facilities, all resulting from our expense reduction actions. In addition, commissions expense decreased $0.6 million primarily as a result of a decrease in sales.
Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Restructuring charges	$(104)	$1,053	$4,728	$2,234
Restructuring Charges
Mindspeed 2007 Restructuring Plan — During the first and second quarters of fiscal 2007, we implemented a restructuring plan under which we reduced our workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, we recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to us. On December 1, 2006, we vacated approximately 50,000 square feet of excess space at our Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter as a result of a change in sub-lease income estimates. We expect to incur a total of $0.3 million of additional restructuring costs in future periods related to this plan.
We expect that this restructuring action will reduce annual operating expenses by approximately $14 million, including approximately $9.2 million in research and development expenses and approximately $4.8 million in selling, general and administrative expenses. We expect to realize the full benefit of these reductions beginning in the fiscal 2007 fourth quarter. Activity and liability balances related to the Mindspeed 2007 restructuring plan through June 30, 2007 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,418	$2,614	$5,032
Cash payments	(1,844)	(1,117)	(2,961)
Non-cash charges	(75)	—	(75)

Restructuring balance, June 30, 2007	$499	$1,497	$1,996

Mindspeed 2006 Restructuring Plan — In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, we continued this restructuring plan and reduced its workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, we recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us. Activity and liability balances related to the Mindspeed 2006 restructuring plan through June 30, 2007 are as follows (in thousands):

Workforce
Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Reversal of previously accrued costs and expenses	(208)
Cash payments	(650)
Non-cash charges	10

Restructuring balance, June 30, 2007	$49

Other Restructuring Plans — In fiscal 2002, 2003 and 2005, we implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the nine months ended June 30, 2007, we made cash payments of $265,000 under these restructuring plans and reversed $95,000 of previously accrued costs and expenses related to a facility closure. The related lease expired in the third quarter of fiscal 2007 at which time we determined that certain amounts previously accrued would not be utilized. This is the primary driver in the $104,000 net credit to special charges in the third quarter of fiscal 2007.As of June 30, 2007, remaining liabilities under these restructuring plans totaled $410,000, representing amounts payable under non-cancellable leases and other contractual commitments.
As of June 30, 2007, we have a remaining accrued restructuring balance for all restructuring plans totaling $2.5 million principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.
Interest Expense

	Three months ended June 30,		Nine months ended June 30,
($ in millions)	2007	2006	2007	2006
Interest expense	$0.6	$0.6	$1.7	$1.7
Interest expense represents interest on the $46 million convertible senior notes we issued in December 2004.
Other Income, Net

	Three months ended June 30,		Nine months ended June 30,
($ in millions)	2007	2006	2007	2006
Other income, net	$0.1	$0.2	$0.4	$0.9
Other income principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The decrease in other income for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 principally reflects lower interest income resulting from lower invested cash balances in the fiscal 2007 period. The decrease in other income for the first nine months of fiscal 2007 compared to the fiscal 2006 period reflects foreign exchange losses resulting from the weakening of the dollar as well as lower interest income resulting from lower invested cash balances in the fiscal 2007 periods.
Provision for Income Taxes
Our provision for income taxes for the third quarter and first nine months of fiscal 2007 and 2006 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first nine months of fiscal 2007 and 2006 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2007 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources
Cash used in operating activities was $9.4 million for the first nine months of fiscal 2007 compared to $14.4 million for the first nine months of fiscal 2006. Operating cash flows for the first nine months of fiscal 2007 reflect our net loss of $21.5 million, partially offset by non-cash charges (depreciation, stock-based compensation expense and other) of $9.8 million, and net working capital decreases of approximately $2.2 million.
The net working capital decreases for the first nine months of fiscal 2007 consisted principally of a $3.1 million decrease in inventory primarily due to a continued focus on decreasing inventory on hand. The working capital decreases also include a $1.9 million increase in accrued expenses and other current liabilities mainly consisting of an increase in accrued compensation expense due to the timing of payment. These amounts were partially offset by a $2.5 million decrease in accounts payable principally related to the timing of vendor payments.
Cash provided by investing activities of $1.6 million for the first nine months of fiscal 2007 principally consisted of sales of marketable securities (net of purchases) of $5.0 million, partially offset by capital expenditures of $3.4 million. For the first nine months of fiscal 2006, cash provided by investing activities of $14.3 million principally consisted of sales of marketable securities (net of purchases) of $17.3 million, partially offset by capital expenditures of $3.0 million.
Cash provided by financing activities of $3.3 million and $5.2 million for the first nine months of fiscal 2007 and 2006 consisted of proceeds from the exercise of stock options.
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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of June 30, 2007, the estimated fair value of our liability under the fundamental change adjustment was not significant.
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
Liquidity
Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of June 30, 2007, our cash and cash equivalents totaled $25.5 million and our marketable securities totaled $6.2 million. Our working capital at June 30, 2007 was $40.7 million.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first nine months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
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

Contractual Obligations
The following table summarizes the future payments we are required to make under contractual obligations as of June 30, 2007:

	Payments due by period
Contractual Obligations	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Long-term debt	$46.0	$—	$46.0	$—	$—
Interest expense on long-term debt	4.3	1.7	2.6	—	—
Operating leases	20.9	9.0	10.9	0.6	0.4
Purchase obligations	7.4	2.1	2.5	2.8	—

Total	$78.6	$12.8	$62.0	$3.4	$0.4

Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.
In June 2007, we extended our Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease, which was amended and restated in March 2005, had an initial term through June 2008. The Sublease has been extended for an additional two year term (through June 2010) for only the space we currently occupy. Rent payable under the Sublease for the next 12 months is approximately $4.2 million and will be reduced to approximately $2.6 million annually thereafter resulting from the space reduction. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $15.8 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.
We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into noncancelable subleases with anticipated rental income totaling $1.3 million and extending to various dates through fiscal 2010, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.
Off-Balance Sheet Arrangements
We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to our business. We may also be responsible for certain federal income tax liabilities under the Tax Allocation Agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

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
Interest Rate Risk
Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of June 30, 2007, the carrying value of our cash and cash equivalents and marketable securities approximates fair value.
Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.
Foreign Currency Exchange Rate Risk
We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 30, 2007, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 30, 2007, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred a net loss of $21.5 million for the first nine months of fiscal 2007 and incurred net losses of $24.5 million in fiscal 2006 and $62.6 million in fiscal 2005. We expect that we will continue to incur significant losses and negative cash flows at least through fiscal 2007, and we may incur additional significant losses and negative cash flows in subsequent periods.
In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or achieve substantial revenue growth. Through the first nine months of fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, some of our completed cost reduction measures taken in fiscal 2006 will not have a recurring impact in future periods, and we may be unable to sustain other past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.
We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
For the first nine months of fiscal 2007, our net cash used in operating activities was $9.4 million compared to net cash used in operating activities of $14.4 million in the first nine months of fiscal 2006. Our net cash used in operating activities was $15.9 million for fiscal 2006 and $30.2 million for fiscal 2005. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of June 30, 2007, our cash and cash equivalents totaled $25.5 million and our marketable securities totaled $6.2 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, we cannot assure you that this will be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.
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
Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	consolidation of the telecommunications industry and mergers of our customers;

•	shifts in our product mix and the effect of maturing products;

•	availability and cost of products from our suppliers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, market and support new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	intellectual property disputes; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
Industry consolidation may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 49% and 54%, respectively, of our net revenues for fiscal 2006 and the first nine months of fiscal 2007.
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
In connection with the distribution, we generally assumed responsibility for all contingent liabilities and litigation against Conexant or its subsidiaries related to our business.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for fiscal 2006 and 69% of our net revenues the first nine months of fiscal 2007. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
We may from time to time make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:
•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees, customers and suppliers of the acquired business.
Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate.
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
Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of June 30, 2007, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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
Some of our directors are Conexant directors, and our non-executive chairman of the board is chairman of the board of Conexant. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the warrant to purchase our common stock issued to Conexant, or other agreements entered into between us and Conexant in connection with the distribution.
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
Our restated certificate of incorporation, our amended and restated bylaws, our amended rights agreement and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended and restated bylaws include provisions such as:
•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	a prohibition on stockholder action by written consent;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or amended and restated bylaws;

•	elimination of the right of stockholders to call a special meeting of stockholders; and

•	a fair price provision.
Our rights agreement gives our stockholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.
In addition to the rights agreement and the provisions in our restated certificate of incorporation and amended and restated bylaws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
March 31, 2007 to April 27, 2007	7,865	$2.15	—	—

April 28, 2007 to May 25, 2007	426	$2.30	—	—
May 26, 2007 to June 29, 2007	—	$—	—	—

	8,291	$2.16	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS
	3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

	4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

	4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

	4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

	4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

	4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

	4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

	4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

	4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

	4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

	4.10	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

*	10.1	Summary of Director Compensation Arrangements.

*	10.2	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2007, is incorporated herein by reference.

*	10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement of Form 10 (File No. 1-31650).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: August 7, 2007	By /s/ Simon Biddiscombe
Simon Biddiscombe Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX
10.1	Summary of Director Compensation Arrangements.

10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement of Form 10 (File No. 1-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.