Form 10-Q/A
period 2007-06-30
MINDSPEED TECHNOLOGIES, INC
filed 2007-08-14
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 to the Mindspeed Technologies, Inc. Form 10-Q for the period ended June 30, 2007 is being filed solely to correct a typographical error in the certifications included pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, in which the quarterly period indicated was inadvertently stated as the quarter ended March 31, 2007, instead of the quarter ended June 30, 2007. The corrected section 906 certifications are attached hereto as Exhibits 32.1 and 32.2, each of the certifications required to be filed with this Report have been included with current dates, and Item 6 of the original filing has been amended to reflect the filing of such exhibits. No modification or update has otherwise been made to any other disclosure or exhibit in the original Form 10-Q.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
March 31, 2007 to April 27, 2007	7,865	$2.15	—	—

April 28, 2007 to May 25, 2007	426	$2.30	—	—
May 26, 2007 to June 29, 2007	—	$—	—	—

	8,291	$2.16	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS
	3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

	4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.

	4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

	4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

	4.4	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

	4.5	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

	4.6	Credit Agreement Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

	4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109525), is incorporated herein by reference.

	4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

	4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

	4.10	Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

† *	10.1	Summary of Director Compensation Arrangements.

*	10.2	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2007, is incorporated herein by reference.

† *	10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement of Form 10 (File No. 1-31650).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: August 13, 2007	By /s/ Simon Biddiscombe
Simon Biddiscombe Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.