Form 10-K
period 2007-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2007-11-30
CIK 1224370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
Commission file number: 000-50499

MINDSPEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	01-0616769 (I.R.S. Employer Identification No.)
4000 MacArthur Boulevard, East Tower Newport Beach, California (Address of principal executive offices)	92660-3095 (Zip code)
Registrant's telephone number, including area code: (949) 579-3000
Securities registered pursuant to Section 12(b) of the Act:
Common Stock $0.01 par value per share (including associated Preferred Share Purchase Rights) (Title of Each Class)	The NASDAQ Stock Market LLC (Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the Registrant's voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $245 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

        The number of outstanding shares of the Registrant's Common Stock as of November 23, 2007 was 116,455,372.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the "safe harbor" created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as "expect," "believe," "anticipate," "outlook," "could," "target," "project," "intend," "plan," "seek," "estimate," "should," "may," "assume" and "continue," as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

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

  •
  our ability to achieve revenue growth and profitability, or to achieve positive cash flows from operations, and the expected period through which we will continue to incur losses and negative cash flows;

  •
  our plans to reduce operating expenses, and the amount and timing of any such expense reductions;

  •
  the importance of providing comprehensive product service and support;

  •
  the dependence of our operating results on our ability to introduce products on a timely basis;

  •
  the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

  •
  our expected amortization of certain assets;

  •
  our belief that we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks;

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

  •
  our expectation that our provision for income taxes for fiscal 2008 will principally consist of income taxes related to our foreign operations;

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

  •
  our acquisition strategy and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

  •
  our intentions to market, sell and support acquired Ethernet aggregation products and to develop and further extend the Ethernet MAC product line;

  •
  our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

  •
  our belief that the financial stability of suppliers is an important consideration in our customers' purchasing decisions;

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

  •
  our ability to successfully integrate acquired businesses and realize the anticipated benefits from such acquisitions;

  •
  our ability to obtain design wins and develop revenues from them;

  •
  pricing pressures and other competitive factors;

  •
  industry consolidation;

  •
  order and shipment uncertainty;

  •
  changes in our customers' inventory levels and inventory management practices;

  •
  fluctuations in manufacturing yields;

  •
  product defects; and

  •
  intellectual property infringement claims by others and the ability to protect our intellectual property.

        The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A—"Risk Factors" and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

        Mindspeed®, Mindspeed Technologies® and Comcerto® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

        For presentation purposes of this Annual Report on Form 10-K, references made to the years ended September 30, 2007, 2006 and 2005 relate to the actual fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

PART I

Item 1.    Business

        Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers and enterprises use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice over Internet protocol (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., LM Ericsson Telephone Company, Neophotonics Corporation, Nortel Networks, Inc., Nokia Siemens Networks, and Zhongxing Telecom Equipment Corp. (ZTE).

        We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. We seek to cultivate close relationships with leading network infrastructure OEMs to understand emerging markets, technologies and standards. We focus our research and development efforts on applications in the segments of the telecommunications network which we believe offer the most attractive growth prospects. Our business is fabless, which means we outsource all of our manufacturing needs, and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products—the highest value-creation elements of our business model.

Spin-off from Conexant Systems, Inc.

        Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed (the distribution). In the distribution, each Conexant stockholder received one share of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol "MSPD."

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

Industry Overview

        Communications semiconductor products are a critical part of network infrastructure equipment. Network infrastructure OEMs require advanced communications semiconductor products—such as digital signal processors, transceivers, framers, packet and cell processors and switching solutions—that are highly optimized for the equipment employed by their customers. We seek to provide semiconductor products that enable network infrastructure OEMs to meet the needs of their service provider and enterprise customers in terms of system performance, functionality and time-to-market.

  Addressed Markets

        Our semiconductor products are primarily focused on network infrastructure equipment applications in three segments of the broadly defined communications network: enterprise networks, network access service areas, and metropolitan area networks. The type and complexity of network infrastructure equipment used in these network segments continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols. We also offer a limited number of products used in wide-area or long-haul networks.

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

        Network Access service areas of the telecommunications network refer to the "last mile" of a telecommunications or cable service provider's physical network (including copper, fiber optic or wireless transmission) and the network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan area and wide-area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks, for example, connecting wireless base station equipment to a wireline network. Typical network infrastructure equipment found at the edge of the network access service area that use our products include optical note units (ONU), optical line terminals (OLT), remote access concentrators, digital subscriber line (DSL) access multiplexers, mixed-media gateways, wireless base stations, digital loop carrier equipment and media converters.

        Metropolitan Area Networks, or metro, service areas of the telecommunications network refer to the portion of a service provider's physical network that enables high-speed communications within a city or a larger regional area. In addition, it provides the communications link between network access service areas and the fiber optic-based, wide-area network. For metro equipment applications, communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products include add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms.

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

  Expand Strategic Relationships with Industry-Leading Global Network Infrastructure OEMs and Maximize Design Win Share

        We identify and selectively establish strategic relationships with market leaders in the network infrastructure equipment industry to develop next-generation products and, in some cases, customized solutions for their specific needs. We have an extensive history of working closely with our customers' research and development and marketing teams to understand emerging markets, technologies and standards, and we invest our product development resources in those areas. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our semiconductor products during development of their system-level products, enhance our ability to obtain design wins from those customers and encourage adoption of our technology throughout the industry.

        In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc. and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., TrueLight Corporation and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks, and LM Ericsson Telephone Company in Europe.

  Capitalize on the Breadth of Our Product Portfolio

        We build on the breadth of our product portfolio of physical-layer devices, together with our signal and packet processing devices and communications software expertise, to increase our share of the silicon content in our customers' products. We offer a range of complementary products that are optimized to work with each other and provide our customers with complete information receipt, processing and transmission functions. These complementary products allow infrastructure OEMs to source components that provide proven interoperability from a single semiconductor supplier, rather than requiring OEMs to combine and coordinate individual components from multiple vendors. In addition, we offer highly integrated products such as our family of Comcerto packet processors that provide our customers with a complete hardware and software solution in a single device. These integrated products perform functions typically requiring multiple discrete components and software. We believe that this strategy of offering both complementary and integrated products increases product performance, speeds time-to-market and lowers the total system cost for our customers.

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

  Provide Outstanding Technical Support and Customer Service

        We provide broad-based technical and product design support to our customers through three dedicated teams: field application engineers, product application engineers, and technical marketing personnel. We believe that comprehensive service and support are critical to shortening our customers' design cycles and maintaining a long-term competitive position within the network infrastructure equipment market. Outstanding customer service and support are important competitive factors for semiconductor component suppliers like us seeking to be the preferred suppliers to leading network infrastructure OEMs.

Products

        We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products, and wide-area networking (WAN) communications products. These three product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

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

  •
  combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy; and

  •
  amplifying and equalizing weaker signals as they pass through a particular system's equipment, media or network.

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

  Multiservice Access Processor Products

        Our software-configurable multiservice access DSP products serve as bridges for transporting voice, fax and modem transmissions between circuit-switched networks and packet-based networks. Our multiservice access DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of voice compression techniques, echo cancellers and communications protocols. These products process and translate voice and data and perform various management and reporting functions. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different networks. Supported services include VoIP, voice-over-ATM (VoATM) and voice-over-DSL services, as well as wireline-to-wireless connectivity.

        Our Comcerto family of packet processors includes a full range of software-compatible solutions that enable OEMs to provide scalable systems with customized features for carrier, enterprise and customer premise applications. The high-density members of this family, the Comcerto 600, Comcerto 700 and Comcerto 900 series processors and related software, provide a complete "system-on-a-chip" solution for carrier-class VoIP and VoATM applications. The Comcerto 600 is capable of handling more than 256 channels of both VoIP and VoATM traffic, while the Comcerto 700 supports more than 400 channels, and the Comcerto 900 supports more than 600 channels. All are targeted for use in media gateways designed to bridge wireless, wireline and enterprise networks.

        The Comcerto 500 and 800 series solutions are designed for enterprise voice and data processing applications. The Comcerto 500 series is a silicon "PBX-on-a-chip" which supports all required voice processing functionality for up to 64 channels, including encryption. The Comcerto 800 series enables a new class of "office-in-a-box" systems by combining a high-quality VoP subsystem with a high-performance routing and virtual private network (VPN) engine. The Comcerto 800 series integrates voice processing, packet processing and encryption functionality into a single device for the rapidly growing market for VoP enterprise networks. This product is targeted for use in enterprise voice gateways, IP PBXs and integrated access devices (IADs).

        The newest member of the Comcerto family, the Comcerto 100 series broadband services processor, is designed to support secure "triple-play" voice, video and data networks for residential and small office/home office markets. The Comcerto 100 series processor integrates high-performance security processing, packet processing and quality of service (QoS) capabilities for next-generation broadband customer premise equipment (CPE) enabling service providers to deliver sophisticated multimedia content to their subscribers.

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

        Through the recent acquisition of certain assets of Ample Communications, Inc.,, we have entered the carrier Ethernet market. Our products in this area include Ethernet media access controllers and oversubscription aggregators which have applications in both enterprise switches and telecom edge switches. These carrier Ethernet products add traffic shaping and quality of service prioritization mechanisms in order to provide the higher degree of traffic control needed in wide area networks that base their data transmission on the Ethernet protocol prevalent in local area networks.

Customers

        We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 54% of our revenues for fiscal 2007. For fiscal 2007, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 16% and 15%, respectively, of our net revenues.

        Our top five direct OEM customers for fiscal year 2007 were ADC DSL Systems, Inc., Alcatel-Lucent, Huawei Technologies Co., Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. While our direct sales to these customers accounted for a total of approximately 14% of our fiscal 2007 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. Including indirect sales, we believe that Cisco Systems, Inc. accounted for approximately 12% of our fiscal 2007 net revenues and that no other OEM customer accounted for 10% or more of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2007 also included Mitsubishi Electric Corporation, Nokia Siemens Networks and TrueLight Corporation.

        Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas, Europe, and the Asia-Pacific region were 36%, 11% and 53%, respectively, of our total revenues for fiscal 2007. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8. "Financial Statements and Supplementary Data," including Note 2 and Note 14 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

        We have a worldwide sales, marketing and technical support organization comprised of 108 employees as of October 26, 2007, located in 3 domestic and 7 international sales locations. Our marketing, sales and field applications engineering teams, augmented by 16 electronic component distributors and 12 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

        We maintain close working relationships with our customers throughout their lengthy product development cycle. Our customers may need six months or longer to test and evaluate our products and an additional six months or longer to begin volume production of network infrastructure equipment that incorporates our products. During this process, we provide broad-based technical and product design support to our customers through our field application engineers, product application engineers and technical marketing personnel. We believe that providing comprehensive product service and support is critical to shortening our customers' design cycles and maintaining a competitive position in the network infrastructure equipment market.

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

        We qualify each of our foundry and back-end process providers. This qualification process consists of a detailed technical review of process performance, design rules, process models, tools and support, as well as analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and back-end providers. We closely monitor wafer foundry production for overall quality, reliability and yield levels.

Competition

        The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We expect intense competition to continue.

        Our principal competitors are Applied Micro Circuits Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Exar Corporation, Freescale Semiconductor, Inc., Gennum Corporation, Infineon Technologies A.G., Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.

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

        As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be more able to respond to the cyclical fluctuations or downturns that affect the semiconductor industry from time to time. Moreover, we have incurred substantial operating losses and we anticipate future losses. If we are not successful in assuring our customers of our financial stability, our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity, which may materially adversely affect our business.

Backlog

        Our sales are made primarily pursuant to standard purchase orders for delivery of products. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

Research and Development

        We have significant research, development, engineering and product design capabilities. As of October 26, 2007, we had 304 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 8 design centers. In order to enhance the cost-effectiveness of our operations, we have increasing sought to shift portions of our research and development operations to jurisdictions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

        We spent approximately $57.4 million, $64.1 million, and $71.4 million on research and development activities in fiscal years 2007, 2006 and 2005, respectively. The decreases in our research and development expenses reflect the workforce reductions and other cost reduction actions we implemented in fiscal years 2002 through 2007.

Intellectual Property

        Our success and future revenue growth depend, in part, on the intellectual property that we own and develop, including patents, licenses, trade secrets, know-how, trademarks and copyrights, and on our ability to protect our intellectual property. We continuously review our patent portfolio to maximize its value to us, abandoning or selling inapplicable or less useful patents and filing new patents important to our product roadmap. Our patent portfolio may be used to avoid, defend or settle any potential litigation with respect to various technologies contained in our products. The portfolio may also provide negotiating leverage in attempts to cross-license patents or technologies with third parties. We may also seek to leverage our patent portfolio by licensing or selling our patents or other intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In connection with our participation in the development of various industry standards, we may be required to reasonably license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event that we file for bankruptcy protection or take other equivalent actions. While in the aggregate our intellectual property is considered important to our operations, no single patent, license, trade secret, know-how, trademark or copyright is considered of such importance that its loss or termination would materially affect our business or financial condition.

Employees

        As of October 26, 2007, we had 527 full-time employees, of whom approximately 361 were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

Cyclicality

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular.

        In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers, the gain or loss of significant customers, market acceptance of our products and our customers' products, our ability to develop, introduce and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes, and the timing and extent of product development costs.

Available Information

        We maintain an Internet website at http://www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Our Code of Business Conduct and Ethics, Guidelines on Corporate Governance and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our Internet website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

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

        We incurred a net loss of $21.9 million for fiscal 2007 compared to net losses of $24.5 million in fiscal 2006 and $62.6 million in fiscal 2005. We expect that we will continue to incur losses at least through the first half of fiscal 2008, and we may incur additional losses and negative cash flows in subsequent periods.

        In order to become profitable, or to generate positive cash flows from operations, we must reduce operating expenses or increase our revenues. Through fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

        For fiscal 2007, our net cash used in operating activities was $10.0 million compared to net cash used in operating activities of $15.9 million for fiscal 2006 and $30.2 million for fiscal 2005. Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2007, our cash and cash equivalents totaled $25.8 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. However, this may not be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

  •
  fluctuations in the levels of component inventories held by our customers and changes in our customers' inventory management practices;

  •
  shifts in our product mix and the effect of maturing products;

  •
  availability and cost of products from our suppliers;

  •
  the gain or loss of significant customers;

  •
  market acceptance of our products and our customers' products;

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

        The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.

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

        We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish or increase our offshore operations, there are inherent risks beyond our control, including:

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

        Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a "last-time buy" program to satisfy their anticipated requirements for our products. The unanticipated discontinuation of a wafer fabrication process on which we rely may adversely affect our revenues and our customer relationships.

        The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers' manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers' requirements and have a material adverse effect on our operating results.

        In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience, from time to time, lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers' demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our cost of goods sold and our results of operations.

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

        As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses and we anticipate future losses. We believe that financial stability of suppliers is an important consideration in our customers' purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers that they believe have a stronger financial position or liquidity.

        Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors.

Industry consolidation may harm our operating results.

        There has been an increasing trend toward industry consolidation in our markets in recent years, particularly among major network equipment and telecommunications companies. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. While we cannot predict how consolidation in our industry will affect our customers or competitors, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. Increased consolidation and competition for fewer customers may result in pricing pressures or a loss in market share, each of which could materially impact our business.

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

        Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 54% of our net revenues for fiscal 2007.

        Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers' products, which may be subject to dramatic changes and is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. Conversely, if we fail to anticipate inventory needs we may be unable to fulfill demand for our products, resulting in a loss of potential revenue.

If network infrastructure OEMs do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

        Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these "design wins." Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier's semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

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

        We may not prevail in any such litigation or other legal process or we may compromise or settle such claims because of the complex technical issues and inherent uncertainties in intellectual property disputes and the significant expense in defending such claims. If litigation or other legal process results in adverse rulings, we may be required to:

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

        Despite the preventive measures and precautions that we take, a third party could copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and the confidential nature of our proprietary information may not be maintained in the course of such future employment. Further, in some countries outside the United States, patent protection is not available or not reliably enforced. Some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.

The complexity of our products may lead to errors, defects and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products.

        Although we, our customers and our suppliers rigorously test our products, our products are complex and may contain errors, defects or bugs when first introduced or as new versions are released. We have in the past experienced, and may in the future experience, errors, defects and bugs. If any of our products contain production defects or reliability, safety, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.

        If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products and we could be subject to claims for damages by our customers or others against us. We could also be exposed to product liability claims of indemnification claims by our customers. These costs or damages could have a material adverse effect on our financial condition and results of operations.

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

        In periods of poor operating performance, we have experienced, and may experience in the future, particular difficulty attracting and retaining key personnel. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially and adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have significantly reduced the number of our technical employees. We intend to continue to expand our international business activities including expansion of design and operational centers abroad and may have difficulty attracting and maintaining international employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

        Approximately 7% of our engineers are foreign nationals working in the United States under visas. The visas held by many of our employees permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the United States during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.

We are subject to the risks of doing business internationally.

        A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for fiscal 2007. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

  •
  the laws and policies of the United States and other countries affecting trade, foreign investment and loans and import or export licensing requirements;

  •
  tax laws;

  •
  limitations on our ability under local laws to protect our intellectual property;

  •
  cultural differences in the conduct of business; and

  •
  natural disasters, acts of terrorism and war.

        Because most of our international sales, other than sales to Japan (which are denominated principally in Japanese yen), are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. As we continue to shift a portion of our operations offshore, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Euro, Ukrainian hryvnia and Indian rupee, against the U.S. dollar could increase costs of our offshore operations by increasing labor and other costs that are denominated in local currencies.

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

  •
  the diversion of management's attention from other business concerns; and

  •
  the potential loss of key employees, customers and suppliers of the acquired business.

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

        The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see "Critical Accounting Policies" in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and changes in rulemaking by the regulatory bodies. Factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

        Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of September 30, 2007, we have $46.0 million principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

Antidilution and other provisions in the warrant issued to Conexant may also adversely affect our stock price or our ability to raise additional financing.

        The warrant issued to Conexant contains antidilution provisions that provide for adjustment of the warrant's exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant's exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At October 26, 2007, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 8 design centers and 10 sales locations. These facilities had an aggregate floor space of approximately 270,000 square feet, all of which is leased, consisting of approximately 193,000 square feet at our headquarters, 58,000 square feet at our design centers and 19,000 square feet at our sales locations. In June 2008, we plan to reduce the space we rent at our headquarters by approximately 50,000 square feet. This space has been unoccupied since early 2007 when we recorded an impairment charge for the remaining rent to be paid on this space. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the Nasdaq Global Market under the symbol "MSPD." The following table lists the high and low sales price of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2006
Quarter ended December 31, 2005	$2.38	$1.70
Quarter ended March 31, 2006	$4.05	$2.41
Quarter ended June 30, 2006	$4.25	$2.30
Quarter ended September 30, 2006	$2.62	$1.39
Fiscal 2007
Quarter ended December 31, 2006	$2.05	$1.62
Quarter ended March 31, 2007	$2.53	$1.75
Quarter ended June 30, 2007	$2.38	$1.95
Quarter ended September 30, 2007	$2.25	$1.59

Recent Share Prices and Holders

        The last reported sale price of our common stock on November 27, 2007 was $1.39 and there were approximately 37,826 holders of record of our common stock. However, many holders' shares are listed under their brokerage firms' names.

Dividend Policy

        We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet be Purchased Under the Plans or Programs
June 30, 2007 to July 27, 2007	639	(a)	$2.21	—	—
July 28, 2007 to August 24, 2007	—		$—	—	—
August 25, 2007 to September 28, 2007	—		$—	—	—

	639		$2.21	—	—

(a)
Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

        Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Stock Performance Graph which follows shall not be deemed to be incorporated by reference in to any such filings except to the extent that we specifically incorporate any such information into any such future filings. The Stock Performance Graph is not, and shall not be deemed to be, "soliciting material" or "filed" with the Securities and Exchange Commission.

Stock Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Nasdaq U.S. Index and the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on June 30, 2003, the first day of public trading of our common stock, in each of our common stock, the Nasdaq U.S. Index and the Nasdaq Electronic Components Index and that all dividends were reinvested. No cash dividends have been paid or declared on our common stock. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MINDSPEED TECHNOLOGIES, INC., THE NASDAQ U.S. INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

*
$100 INVESTED ON SEPTEMBER 30, 2003 IN STOCK OR INDEX—INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEARS ENDING SEPTEMBER 30.

	Cumulative Total Return September 30,
	2003	2004	2005	2006	2007
	(Dollars)
Mindspeed Technologies, Inc.	$100.00	$37.11	$44.71	$32.10	$32.10
Nasdaq U.S. Index	100.00	106.24	121.25	127.87	151.34
Nasdaq Electronic Components Index	100.00	84.37	94.04	96.21	124.72

Item 6.    Selected Financial Data

        The selected consolidated financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our consolidated selected financial data have been derived from our audited consolidated financial statements. The selected financial data include our results of operations and financial position while we were part of Conexant prior to June 27, 2003. The financial data for periods prior to June 27, 2003 do not reflect what our results of operations and financial position would have been if we had operated as an independent public company during those periods.

	Year Ended September 30,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)
Statement of Operations Data
Net revenues	$127,805	$135,919	$111,777	$119,435	$81,906
Cost of goods sold	42,334	43,592	33,704	35,149	25,127

Gross margin	85,471	92,327	78,073	84,286	56,779
Operating expenses:
Research and development	57,447	64,104	71,355	79,582	106,289
Selling, general and administrative	43,385	46,970	41,871	46,845	49,656
Amortization of intangible assets	—	—	20,481	50,318	51,223
Special charges(1)	4,724	2,550	5,999	387	27,170

Total operating expenses	105,556	113,624	139,706	177,132	234,338

Operating loss	(20,085)	(21,297)	(61,633)	(92,846)	(177,559)
Interest expense	(2,240)	(2,231)	(1,788)	—	—
Other income, net	522	863	1,162	320	1,078

Loss before income taxes	(21,803)	(22,665)	(62,259)	(92,526)	(176,481)
Provision for income taxes	111	1,849	370	721	780

Loss before cumulative effect of accounting change	(21,914)	(24,514)	(62,629)	(93,247)	(177,261)
Cumulative effect of change in accounting for goodwill(2)	—	—	—	—	(573,184)

Net loss	$(21,914)	$(24,514)	$(62,629)	$(93,247)	$(750,445)

Loss per share, basic and diluted:
Loss before cumulative effect of accounting change	$(0.20)	$(0.23)	$(0.61)	$(0.95)	$(1.98)
Cumulative effect of change in accounting for goodwill(2)	—	—	—	—	(6.39)

Net loss	$(0.20)	$(0.23)	$(0.61)	$(0.95)	$(8.37)

	As of September 30,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and cash equivalents	$25,796	29,976	15,335	43,638	80,121
Marketable Securities	—	11,260	40,094	—	—
Working capital	35,814	50,880	59,332	49,082	71,783
Total assets	82,079	96,542	105,504	126,300	203,889
Long-term debt	45,037	44,618	44,219	—	—
Stockholders' equity	14,246	23,476	33,826	90,927	167,134

(1)
Special charges consist of asset impairments, restructuring charges, separation costs and gains and losses on the sale of certain assets.

(2)
Effective October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and recorded an impairment charge of $573.2 million to write down the carrying value of goodwill to estimated fair value.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our OEM customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, Nortel Networks, Inc., Nokia Siemens Networks and Zhongxing Telecom Equipment Corp. (ZTE).

Trends and Factors Affecting Our Business

        Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These "design wins" are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry.

        We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 54% of our revenues for fiscal 2007. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for fiscal 2007. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

        We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $57.4 million on research and development for fiscal 2007. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents or other intellectual property that are no longer core to our business. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007.

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

        In order to achieve profitability, we must reduce operating expenses or achieve substantial revenue growth. Through fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure.

        Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry may lead to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

        On September 25, 2007, we acquired the product portfolio and intellectual property assets of Ample Communications, Inc., an innovative developer of Ethernet media access controller (MAC) products for carrier Ethernet aggregation applications. We paid approximately $4.6 million in cash to acquire the assets in a private foreclosure sale from Ample's senior creditor.

        Ample's products ship to major OEM equipment customers for installation in Ethernet metropolitan, access, and enterprise networks, including wireless/cellular backhaul and Ethernet-over-SONET applications. We intend to market, sell and support these Ethernet aggregation products with densities ranging from two to 24 ports and Ethernet transmission speeds from 10 Mbps to 10 Gbps. We also expect to develop and further extend the Ethernet MAC product line.

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

        Beginning in fiscal 2006, we revised our stock-based compensation arrangements to provide current and long-term incentive compensation, principally through restricted stock awards. During fiscal 2007 and fiscal 2006, we granted an aggregate of 2.8 million shares and 4.2 million shares, respectively, of restricted stock to our employees. These awards principally consisted of broad-based grants, covering substantially all of our employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee's performance against individual goals for each of the fiscal years. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, and require continued service. In fiscal 2006, certain senior management personnel also received additional restricted stock awards having vesting tied to our achievement of an operating profit.

        From time to time, we also grant stock options or other stock-based awards for incentive or retention purposes. We periodically review, and may further revise, our compensation arrangements based on our assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.

        Effective October 1, 2005, we adopted Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" using the "modified prospective application." SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock-based compensation expense for fiscal 2006 and fiscal 2007 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

        Stock-based compensation expense totaling $7.3 million, $7.5 million and $400,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, is included in cost of goods sold, research and development expenses, selling, general and administrative expenses and special charges. The increase principally reflects the cost of restricted stock and other awards made during fiscal 2007 and fiscal 2006, as well as the cost of awards outstanding at October 1, 2005 but vesting after that date. As of September 30, 2007, there was unrecognized compensation expense of $2.5 million related to unvested stock options, which we expect to recognize over a weighted-average period of 2.4 years and unrecognized compensation expense of $3.5 million related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 1.7 years.

Critical Accounting Policies

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; our future results of operations may be affected.

        Inventories—We write down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected.

        Stock-Based Compensation—We account for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment." SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

        Revenue Recognition—We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We make certain product sales to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates, our future results of operations may be affected. Development revenue is recognized when services are performed and was not significant for any of the periods presented. Revenues from the sale of intellectual property is recognized when the above mentioned four criteria are met and was not significant for any of the periods presented.

        Deferred Income Taxes—We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

        Impairment of Long-Lived Assets—We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.

        In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurement",, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. We will be required to adopt SFAS 157 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In February 2007, the FASB issued Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. We will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

        In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. We will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

Results of Operations

  Fourth Quarter Fiscal 2007 Compared to Fourth Quarter Fiscal 2006

        In the fourth quarter of fiscal 2007, our net revenues grew 5% year over year, reaching $33.7 million. Our fiscal 2007 fourth quarter net revenues increased approximately 1% from fiscal 2007 third quarter net revenues of $33.2 million. Over the past year we have been reviewing our portfolio of intellectual property with a view to license some of our key patents. In addition, we have been considering the sale of certain patents that are no longer core to our business. In the fourth quarter of 2007, we recognized our first revenues from these efforts. Our operating loss for the fiscal 2007 fourth quarter was $375,000 compared to $7.0 million in the fourth quarter of fiscal 2006. The decrease in our operating loss reflects a higher gross margin of $2.8 million and decreased operating expenses of $3.7 million mainly due to cost cutting measures implemented beginning in the first quarter of fiscal 2007.

Net Revenues

  Fiscal 2007 Compared to Fiscal 2006; Fiscal 2006 Compared to Fiscal 2005

        The following table summarizes our net revenues:

	2007	Change	2006	Change	2005
		(Dollars in millions)
Multiservice access DSP products	$36.3	(3)%	$37.4	13%	$33.1
High-performance analog products	37.5	(12)%	42.7	58%	27.1
WAN communications products	54.0	(3)%	55.8	8%	51.6

Net revenues	$127.8	(6)%	$135.9	22%	$111.8

        The 6% decrease in our net revenues for fiscal 2007 compared to fiscal 2006 reflects lower sales volumes across each of our product families. Net revenues from our multiservice access DSP products decreased $1.1 million, or 3%, reflecting a decrease in sales in our legacy products mostly offset by increased sales volumes across our newer VoIP product families as well as revenues recorded on the sale of intellectual property. We are experiencing increased sales volumes of our newer VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks. Net revenues from our high-performance analog products decreased by $5.2 million, or 12%, mostly due to decreased shipments of our physical media dependent devices serving fiber optic markets somewhat offset by increased shipments of video infrastructure products serving standard and high definition broadcast video markets. Sales of our WAN communications products decreased by $1.8 million, or 3%, primarily resulting from a slowdown in consumption of our products in access and metropolitan area network applications such as T/E carrier transmission products. These decreases were partially offset by an increase in demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications.

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

Gross Margin

	2007	Change	2006	Change	2005
		(Dollars in millions)
Gross margin	$85.5	(7)%	$92.3	18%	$78.1
Percent of net revenues	67%		68%		70%

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

        Our gross margin for fiscal 2007 decreased $6.8 million over fiscal 2006, principally reflecting the 6% decrease in our net revenues. Our gross margin as a percent of net revenues for fiscal 2007 decreased 1% from fiscal 2006 primarily as a result of a $1.5 million reduction in the benefit related to the sale of inventory previously written down to a zero cost basis in 2001. In addition, the change in provision for excess and obsolete inventories was an increase in the provision of $1.8 million in fiscal 2007 compared to a net decrease of $586,000 for fiscal 2006. Our gross margin for fiscal 2006 increased $14.2 million over fiscal 2005, principally reflecting the 22% increase in our net revenues in fiscal 2006 and the favorable effect of increased manufacturing volumes, net favorable impact of higher than anticipated manufacturing yields, a net decrease in the provision for excess and obsolete inventories, partially offset by a greater level of depreciation on photomask production tooling and a higher level of variable manufacturing overhead. Our gross margin as a percent of net revenues for fiscal 2006 declined from fiscal 2005 primarily as a result of a reduction in the benefit related to the sale of inventory previously written down to a zero cost basis in 2001. The change in provision for excess and obsolete inventories was a decrease of $586,000 for fiscal 2006, compared to an increase in the provision of $489,000 for fiscal 2005.

        Our gross margins also benefited from the sale of inventories with an original cost of $4.0 million (2007), $5.5 million (2006) and $8.7 million (2005) that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.

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

        From the time of the fiscal 2001 inventory write-downs through September 30, 2007, we scrapped a portion of these inventories having an original cost of $39.8 million and sold a portion of these inventories with an original cost of $36.0 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of September 30, 2007, we continued to hold inventories with an original cost of $7.7 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience a renewed demand for these products.

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

Research and Development

	2007	Change	2006	Change	2005
		(Dollars in millions)
Research and development expenses	$57.4	(10)%	$64.1	(10)%	$71.4
Percent of net revenues	45%		47%		64%

        Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $6.7 million decrease in R&D expenses from fiscal 2007 to fiscal 2006 principally reflects a $4.0 million decrease in compensation and personnel-related costs and a $0.5 million decrease in the cost of our facilities resulting from our expense reduction actions. The decrease in R&D expenses also reflects a $1.4 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives, and a $0.6 million decrease in the cost of materials, photomasks and preproduction devices.

        The decrease in R&D expenses fiscal 2006 compared to fiscal 2005 includes a $4.3 million decrease in compensation and personnel-related costs, partly attributable to a one-time vacation requirement, a $2.7 million decrease in depreciation expense and a $2.2 million decrease in materials, supplies and mask sets, principally resulting from the expense reduction actions we completed in fiscal 2005. During fiscal 2005, we reduced our workforce and closed design centers in Herzlia, Israel and Lisle, Illinois. The affected research and development programs were principally our asynchronous transfer mode (ATM)/multi-protocol label switching (MPLS) network processor products and, to a lesser extent, our T/E carrier transmission products. These personnel-related cost savings were partly offset by increased headcount and spending directed toward VoIP products and our high-performance analog products, and by a $2.5 million increase in stock based compensation expense. The decrease in R&D expenses in fiscal 2006 also reflects lower costs for materials, photomasks and preproduction devices resulting from the aforementioned expense reduction actions and the reduction in new product development activities in the ATM/MPLS and T/E carrier transmission product lines.

Selling, General and Administrative

	2007	Change	2006	Change	2005
		(Dollars in millions)
Selling, general and administrative expenses	$43.4	(8)%	$47.0	12%	$41.9
Percent of net revenues	34%		35%		37%

        Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $3.6 million decrease in our

SG&A expenses for fiscal 2007 compared to fiscal 2006 reflects a $1.3 million decrease in personnel-related costs and a $0.6 million decrease in the cost of our facilities, all of which are a result of our expense reduction actions. In addition, insurance costs decreased $0.4 million and commissions expense decreased $0.8 million as a result of a reduction in the usage of outside sales representatives.

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

Amortization of Intangible Assets and Change in Accounting for Goodwill

	2007	2006	2005
	(Dollars in millions)
Amortization of intangible assets	$—	$—	$20.5

        Amortization of intangible assets decreased to zero beginning in fiscal 2006 because the remainder of our intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero. Intangible assets were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. In conjunction with the acquisition of certain assets of Ample Communications, Inc. which occurred at the end of the fourth quarter of fiscal 2007, we have recorded intangible assets over periods ranging from three months to ten years that will be amortized beginning in fiscal 2008.

Special Charges

        Special charges consist of the following:

	2007	2006	2005
	(In millions)
Asset impairments	$—	$—	$0.8
Restructuring charges	4.7	2.6	5.2

	$4.7	$2.6	$6.0

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

  Restructuring Charges

        Mindspeed 2007 Restructuring Plan—During the first and second quarters of fiscal 2007, we implemented a restructuring plan under which we reduced our workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, we recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to us. On December 1, 2006, we vacated approximately 50,000 square feet of excess space at our Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter of 2007 and an additional $0.2 million in the fourth fiscal quarter of 2007 as a result of a change in sub-lease income estimates. We expect to incur a total of $0.2 million of additional restructuring costs in future periods related to this plan.

        Activity and liability balances related to the Mindspeed 2007 restructuring plan through September 30, 2007 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charged to costs and expenses	$2,418	$2,834	$5,252
Cash payments	(2,119)	(1,582)	(3,701)
Reversal of non-cash charges	(75)	—	(75)

Restructuring balance, September 30, 2007	$224	$1,252	$1,476

        Mindspeed 2006 Restructuring Plan—In March 2006, we implemented a restructuring plan under which we reduced our workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, we continued this restructuring plan and reduced our workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, we recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to us. Activity and liability balances related to the Mindspeed 2006 restructuring plan through September 30, 2007 are as follows (in thousands):

Workforce Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Reversal of non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Reversal of previously accrued costs and expenses	(197)
Cash payments	(706)
Non-cash charges	14

Restructuring balance, September 30, 2007	$8

        Other Restructuring Plans—In fiscal 2002, 2003 and 2005, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the year ended September 30, 2007, we made cash payments of $439,000 under these restructuring plans and reversed $331,000 of previously accrued costs and expenses related to a facility closure. As of September 30, 2007, there were no remaining liabilities under these restructuring plans.

        As of September 30, 2007, we have a remaining accrued restructuring balance for all restructuring plans totaling $1.5 million principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

Interest Expense

	2007	2006	2005
	(In millions)
Interest expense	$(2.2)	$(2.2)	$(1.8)

        Interest expense for fiscal 2007, 2006 and 2005 represents interest on the $46 million convertible senior notes we issued in December 2004. Interest expense increased for fiscal 2006, as compared to fiscal 2005, because the notes were outstanding during the entire fiscal 2006 year.

Other Income, Net

	2007	2006	2005
	(In millions)
Other income, net	$0.5	$0.9	$1.2

        Other income principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The decrease in other income in fiscal 2007 as compared to fiscal 2006 principally reflects lower interest income resulting from the lower cash, cash equivalent and marketable security balances. The decrease in other income in fiscal 2006 as compared to fiscal 2005 principally reflects lower interest income resulting from the lower cash, cash equivalent and marketable security balances partially offset by higher interest rates that prevailed during fiscal 2006.

Provision for Income Taxes

	2007	2006	2005
	(In millions)
Provision for income taxes	$0.1	$1.8	$0.4

        Our provision for income taxes for fiscal years 2007, 2006 and 2005 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2007, 2006, and 2005 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2008 will principally consist of income taxes related to our foreign operations.

        As of September 30, 2007, we had a valuation allowance of $282 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize these deferred tax assets through the reduction of future income tax payments. As of September 30, 2007, we had U.S. federal net operating loss carryforwards of approximately $633 million, including the net operating loss carryforwards we retained in the distribution.

Quarterly Results of Operations

        The following table presents our operating results for each of the eight fiscal quarters in the period ended September 30, 2007. The information for each of these quarters is derived from our unaudited interim financial statements which have been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals as well as the inventory write-downs and special charges, have been included to fairly present our unaudited quarterly results. This data should be read together with our consolidated financial statements and the notes thereto included in this report.

	Three Months Ended
	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007
Statements of Operations Data
Net revenues	$33,203	$34,610	$35,894	$32,212	$30,157	$30,758	$33,207	$33,683
Cost of goods sold	10,482	10,221	11,195	11,694	10,677	10,817	10,522	10,318

Gross margin	22,721	24,389	24,699	20,518	19,480	19,941	22,685	23,365
Research and development	16,512	17,035	15,049	15,508	15,600	14,710	13,871	13,266
Selling, general and administrative	11,036	12,462	11,807	11,665	10,793	11,279	10,835	10,478
Special charges	25	1,156	1,053	316	3,595	1,237	(104)	(4)

Total operating expenses	27,573	30,653	27,909	27,489	29,988	27,226	24,602	23,740

Operating loss	(4,852)	(6,264)	(3,210)	(6,971)	(10,508)	(7,285)	(1,917)	(375)
Interest expense	(552)	(552)	(569)	(558)	(559)	(559)	(560)	(562)
Other income (expense), net	374	354	178	(43)	(53)	320	121	134

Loss before income taxes	(5,030)	(6,462)	(3,601)	(7,572)	(11,120)	(7,524)	(2,356)	(803)
Provision (benefit) for income taxes	474	652	943	(220)	197	95	163	(344)

Net loss	$(5,504)	$(7,114)	$(4,544)	$(7,352)	$(11,317)	$(7,619)	$(2,519)	$(459)

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.04)	$(0.07)	$(0.10)	$(0.07)	$(0.02)	$(0.00)

Shares used in computing basic and diluted loss per share	103,698	105,000	106,510	106,938	108,380	110,429	111,826	112,483

        The changes in our quarterly net revenues for fiscal 2006 and 2007 generally reflect increased shipments throughout most of 2006 which slowed down in the fourth quarter of fiscal 2006 and into the first two quarters of fiscal 2007 as a result of consolidations at some of our larger OEM customers. In addition, in the second and third quarters of fiscal 2006 we believe we experienced a build up of inventory at our customers that resulted in lower shipments in the fourth quarter of fiscal 2006 and into fiscal 2007. By the third quarter of fiscal 2007, both the consolidations at our customers and build-up of inventory in the channel were substantially remedied. In the fourth quarter of fiscal 2007, we recognized our first revenues from the sale of a patent.

        The changes in our quarterly gross margin for fiscal 2006 and 2007 generally reflect the changes in sales volume experienced in each respective quarter.

        Our quarterly R&D expenses generally decreased through fiscal 2006 and 2007 as a result of the workforce reductions and other cost reduction initiatives we have implemented.

        In fiscal 2006 and fiscal 2007, we recorded special charges for our restructuring plans.

        Interest expense for fiscal 2006 and fiscal 2007 represents interest on the $46 million convertible senior notes we issued in December 2004. Other income decreased during fiscal 2007 as a result of lower invested cash balances.

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

Liquidity and Capital Resources

        Cash used in operating activities was $10.0 million for fiscal 2007 compared to $15.9 million for fiscal 2006 and $30.2 million for fiscal 2005. Operating cash flows for fiscal 2007 reflect our net loss of $21.9 million, partially offset by non-cash charges (depreciation, stock compensation, inventory provisions and other) of $14.8 million, and net working capital increases of approximately $2.9 million.

        The net working capital increases for fiscal 2007 included a $5.1 million decrease in accounts payable and a $1.4 million decrease in accrued expenses and other current liabilities mainly due to the timing of vendor payments. These amounts were partially offset by a $2.6 million decrease in net inventories resulting from our efforts to reduce inventory on hand and a $1.4 million decrease in accounts receivable resulting from a decrease in our average collection period.

        Cash provided by investing activities of $2.3 million for fiscal 2007 consisted of net sales of marketable securities (net of purchases) of $11.3 million, partially offset by capital expenditures of $4.1 million and the acquisition of assets from Ample Communications of $4.9 million. Cash provided by investing activities of $25.2 million for fiscal 2006 principally consisted of net sales of marketable securities (net of purchases) of $29.7 million, partially offset by capital expenditures of $4.5 million. Cash used in investing activities of $44.7 million for fiscal 2005 principally consisted of net purchases of marketable securities of $40.9 million and capital expenditures of $4.0 million, partly offset by proceeds from asset sales of $151,000.

        Cash provided by financing activities of $3.4 million for fiscal 2007 consisted of proceeds from the exercise of stock options. Cash provided by financing activities of $5.3 million for fiscal 2006 consisted of proceeds from the exercise of stock options. Cash provided by financing activities of $46.6 million for fiscal 2005 consisted of net proceeds of $43.9 million from the sale of $46 million principal amount of convertible senior notes and proceeds of $3.1 million from the exercise of stock options and warrants, partially offset by debt issuance costs of $433,000.

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

        If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we will be required to increase the number of shares issuable upon conversion by up to 65.13 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a "public acquirer change of control" (as defined in the indenture), we may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

        For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an "embedded derivative." As of September 30, 2007, the estimated fair value of our liability under the fundamental change adjustment was not significant.

  Conexant Warrant

        In the distribution, we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period of ten years after the distribution. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant's exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

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

  Liquidity

        Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of September 30, 2007, our cash and cash equivalents totaled $25.8 million. Our working capital at September 30, 2007 was $35.8 million.

        In order to become profitable, or to generate positive cash flows from operations, we must further reduce operating expenses and/or increase revenues. Through fiscal 2007, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

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

Contractual Obligations

        The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years
	(In millions)
Long-term debt	$46.0	$—	$46.0	$—	$—
Interest expense on long-term debt	4.3	1.7	2.6	—	—
Operating leases	20.9	8.6	11.3	0.6	0.4
Purchase obligations	6.8	1.8	2.6	2.4	—

Total	$78.0	$12.1	$62.5	$3.0	$0.4

        Long-term debt consists of $46.0 million aggregate principal amount of our Convertible Senior Notes. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.

        In June 2007, we extended our Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease was extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the Sublease for the next 12 months is approximately $3.9 million and will be reduced to approximately $3.1 million annually thereafter resulting from the space reduction. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $15.8 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant's actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant's actual costs.

        We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into non-cancelable subleases with anticipated rental income totaling $1.1 million and extending to various dates through fiscal 2010, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.

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

  Interest Rate Risk

        Our cash and cash equivalents and marketable securities are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximates fair value.

        Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

  Foreign Exchange Risk

        We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2007, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2007, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$25,796	$29,976
Marketable securities	—	11,260
Receivables, net of allowances for doubtful accounts of $353 (2007) and $447 (2006)	13,584	14,786
Inventories	15,023	19,008
Other current assets	3,763	3,690

Total current assets	58,166	78,720
Property, plant and equipment, net	13,147	12,961
Intangible assets, net	3,200	—
Goodwill	2,324	—
License agreements, net	1,798	2,082
Other assets	3,444	2,779

Total assets	$82,079	$96,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,117	$10,639
Deferred revenue	4,852	5,047
Accrued compensation and benefits	5,286	5,038
Accrued income tax	752	2,761
Restructuring	1,478	1,667
Other current liabilities	2,867	2,688

Total current liabilities	22,352	27,840
Convertible senior notes	45,037	44,618
Other liabilities	444	608

Total liabilities	67,833	73,066

Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders' Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 115,759 (2007) and 110,702 (2006) issued shares	1,158	1,107
Additional paid-in capital	262,501	250,602
Accumulated deficit	(234,480)	(212,566)
Accumulated other comprehensive loss	(14,933)	(15,667)

Total stockholders' equity	14,246	23,476

Total liabilities and stockholders' equity	$82,079	$96,542

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)
Net revenues	$127,805	$135,919	$111,777
Cost of goods sold	42,334	43,592	33,704

Gross margin	85,471	92,327	78,073
Operating expenses:
Research and development	57,447	64,104	71,355
Selling, general and administrative	43,385	46,970	41,871
Amortization of intangible assets	—	—	20,481
Special charges	4,724	2,550	5,999

Total operating expenses	105,556	113,624	139,706

Operating loss	(20,085)	(21,297)	(61,633)
Interest expense	(2,240)	(2,231)	(1,788)
Other income, net	522	863	1,162

Loss before income taxes	(21,803)	(22,665)	(62,259)
Provision for income taxes	111	1,849	370

Net loss	$(21,914)	$(24,514)	$(62,629)

Net loss per share, basic and diluted	$(0.20)	$(0.23)	$(0.61)

Number of shares used in per share computation	110,779	105,537	102,190

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(21,914)	$(24,514)	$(62,629)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	5,175	6,490	9,140
Amortization of intangible assets	—	—	20,481
Asset impairments	—	—	810
Provision for bad debts	(131)	(15)	(160)
Inventory provisions	1,790	(586)	489
Stock compensation	7,301	7,516	588
Other noncash items, net	682	436	520
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	1,361	1,585	3,422
Inventories	2,554	(7,692)	767
Accounts payable	(5,096)	863	(3,336)
Deferred revenue	(194)	1,595	(19)
Accrued expenses and other current liabilities	(1,381)	(335)	(376)
Other	(189)	(1,223)	94

Net cash used in operating activities	(10,042)	(15,880)	(30,209)

Cash Flows From Investing Activities
Sales of assets	—	—	151
Capital expenditures	(4,074)	(4,488)	(3,980)
Acquisition of assets, net of cash acquired	(4,875)	—	—
Purchases of available-for-sale marketable securities	(15,682)	(37,597)	(76,635)
Sales of available-for-sale marketable securities	26,100	65,585	38,250
Purchases of held-to-maturity marketable securities	—	—	(3,253)
Maturities of held-to-maturity marketable securities	863	1,725	767

Net cash provided by (used in) investing activities	2,332	25,225	(44,700)

Cash Flows From Financing Activities
Sale of convertible senior notes	—	—	43,930
Exercise of stock options and warrants	3,412	5,296	3,109
Deferred financing costs	—	—	(433)

Net cash provided by financing activities	3,412	5,296	46,606

Effect of foreign currency exchange rates on cash	118	—	—
Net (decrease) /increase in cash and cash equivalents	(4,180)	14,641	(28,303)
Cash and cash equivalents at beginning of period	29,976	15,335	43,638

Cash and cash equivalents at end of period	$25,796	$29,976	$15,335

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE LOSS

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at September 30, 2004	100,619	1,006	231,368	(125,423)	(16,024)	90,927
Net loss	—	—	—	(62,629)	—	(62,629)
Currency translation adjustments	—	—	—	—	(140)	(140)

Comprehensive loss						(62,769)
Issuance of common stock	3,233	33	5,209	—	—	5,242
Compensation expense related to employee stock plans	—	—	426	—	—	426

Balance at September 30, 2005	103,852	1,039	237,003	(188,052)	(16,164)	33,826
Net loss	—	—	—	(24,514)	—	(24,514)
Currency translation adjustments	—	—	—	—	497	497

Comprehensive loss						(24,017)
Issuance of common stock	6,850	68	6,342	—	—	6,410
Common stock repurchased and retired	(115)	(1)	(258)			(259)
Compensation expense related to employee stock plans	115	1	7,515	—	—	7,516

Balance at September 30, 2006	110,702	$1,107	$250,602	$(212,566)	$(15,667)	$23,476
Net loss	—	—	—	(21,914)	—	(21,914)
Currency translation adjustments	—	—	—	—	734	734

Comprehensive loss						(21,180)
Issuance of common stock	5,088	51	4,661	—	—	4,712
Common stock repurchased and retired	(31)	—	(63)			(63)
Compensation expense related to employee stock plans	—	—	7,301	—	—	7,301

Balance at September 30, 2007	115,759	$1,158	$262,501	$(234,480)	$(14,933)	$14,246

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

        Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed's cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

  Basis of Presentation

        The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 12), necessary to present fairly the Company's financial position, results of operations and cash flows.

  Liquidity

        In order to become profitable, or to generate positive cash flows from operations, the Company must further reduce operating expenses and/or increase revenues. Through fiscal 2007, it has completed a series of cost reduction actions which have improved its operating cost structure. These expense reductions alone may not make the Company profitable or allow it to sustain profitability if it is achieved. The Company's ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. The Company may not be successful in achieving the necessary revenue growth or may be unable to sustain past and future expense reductions in subsequent periods. The Company may not achieve profitability or sustain such profitability, if achieved.

        The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available to it on favorable terms, or at all.

2. Summary of Significant Accounting Policies

        Fiscal Periods—The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal years 2007, 2006, and 2005 comprised 52 weeks and ended on September 28, September 29, and September 30, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to the allowance for doubtful accounts, inventories, long-lived assets, stock compensation, income taxes, restructuring costs and litigation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

        Revenue Recognition—Revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these distributors is deferred until the products are sold by the distributors to a third party. A provision for estimated sales returns and allowances from other customers is made in the same period as the related revenues are recognized, based on historical experience or the specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented. Revenue from the sale of intellectual property is recognized when the above mentioned four criteria are met and was not significant for any of the periods presented.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

        Inventories—Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

        Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation is based on estimated useful lives (principally 10 years for furniture and fixtures; 3 to 5 years for machinery and equipment and photomasks; 3 years for computer software; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

        Goodwill—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. The Company completed this process in September 2007 and determined that there was no impairment to goodwill.

        Intangible Assets, net—Intangible assets, net, consist of backlog, customer relationships and developed technology and are amortized on a straight-line basis over estimated useful lives of 3 months to 10 years.

        License Agreements—License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from 3 to 5 years. The Company expects to record amortization of its license agreements of $645,000 (2008), $543,000 (2009), $309,000 (2010), $141,000 (2011) and $118,000 (2012), and the weighted average remaining life was 29 months.

        Impairment of Long-Lived Assets—The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During fiscal 2005, the Company recorded impairment charges as discussed in Note 12. As of September 30, 2007, the Company identified no circumstances that indicated a potential impairment of any of its long-lived assets.

        Foreign Currency Translation and Remeasurement—The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company's principal foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company's foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

        Research and Development—Research and development costs, other than software development costs, are expensed as incurred. Development costs for software to be sold or marketed are capitalized following attainment of technological feasibility. No development costs that qualify for capitalization were incurred during any of the periods presented.

        Product Warranties—The Company's products typically carry a warranty for periods of up to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues.

        Recent Accounting Standards—In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company's first fiscal quarter ended December 31, 2007 of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

        In September 2006, the FASB issued Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurement", which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. The Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. The Company will be required to adopt EITF 07-3 in the first quarter of fiscal 2009 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

        Stock-Based Compensation—Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) to account for stock-based compensation. SFAS 123R requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of the Company's common stock at the grant date. The Company estimates the fair value of stock options granted using the Black-

Scholes option pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company's common stock, the risk-free rate of interest and the dividend yield on the Company's common stock. Judgment is required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. The financial statements include amounts that are based on the Company's best estimates and judgments. Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Option No. 25 "Accounting for Stock Issued to Employees" (see Note 10).

        Income Taxes—The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

        Loss Per Share—Basic loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options, warrants and other common stock equivalents outstanding during the period if such securities are dilutive. Because the Company incurred a net loss in each of the periods presented, the potential dilutive effect of the Company's outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were antidilutive.

        Concentrations—Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high-credit quality financial institutions and therefore have minimal credit risk. Marketable securities consist of U.S. Treasury securities and auction rate securities, all of which are high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. The Company's trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

        The following individual customers accounted for 10% or more of net revenues:

	2007	2006	2005
Customer A	16%	17%	16%
Customer B	15%	11%	12%
Customer C	7%	11%	14%
Customer D	4%	7%	11%

        The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2007	2006
Customer A	24%	21%
Customer C	16%	16%
Customer E	13%	11%

        Supplemental Cash Flow Information—Interest paid was $1.7 million, $1.7 million and $0.8 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Income taxes paid, net of refunds received, were $2.3 million, ($36,000), and $400,000 during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Capital expenditures included in accounts payable for the year ended September 30, 2007 were $979,000.

        The details of assets acquired is as follows (in thousands):

2007
Fair value of assets acquired	$6,068
Liabilities created	1,173

Total net assets acquired	4,895
Less cash acquired	20

Net cash paid for acquisition	$4,875

        Comprehensive Loss—Accumulated other comprehensive loss at September 30, 2007 and 2006 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

3. Supplemental Financial Statement Data

  Marketable Securities

        There are no marketable securities at September 30, 2007. Marketable securities at September 30, 2006 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Auction rate securities	$10,400	$10,400

Held-to-maturity securities:
U.S. Treasury securities	$860	$858
Less amounts classified as noncurrent	—	—

	$860	$858

        Available-for-sale marketable securities consist of auction rate securities with interest at rates that are reset periodically (generally every seven or twenty-eight days), each having contractual maturity dates in excess of ten years. These securities are recorded at fair value in the accompanying balance sheets; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of September 30, 2006, there were no unrealized holding gains or losses. The Company classifies all available-for-sale securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its liquidity requirements.

        Held-to-maturity marketable securities consist of U.S. Treasury securities having an aggregate face amount of approximately $860,000 purchased in connection with the sale of $46.0 million aggregate principal amount of Convertible Senior Notes. These securities, which matured in November 2006, were pledged to the trustee for the payment of the fourth scheduled interest payment on the notes when due. Consequently, these securities were classified as held-to-maturity securities and were recorded at their amortized cost.

  Inventories

        Inventories at fiscal year ends consist of the following (in thousands):

	2007	2006
Work-in-process	$7,497	$9,120
Finished goods	7,526	9,888

	$15,023	$19,008

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

        The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over twelve months) and market conditions. Demand for the Company's products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

        The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

        The Company's gross margin included a benefit of $4.0 million (2007), $5.5 million (2006) and $8.7 million (2005) from the sale of inventories that the Company had written down to a zero cost basis during fiscal 2001. As of September 30, 2007, the Company continued to hold inventories with an original cost of $7.7 million which were previously written down to a zero cost basis.

  Property, Plant and Equipment

        Property, plant and equipment at fiscal year ends consist of the following (in thousands):

	2007	2006
Machinery and equipment	$72,158	$69,995
Leasehold improvements	3,541	3,489
Construction in progress	1,914	1,722

	77,613	75,206
Accumulated depreciation and amortization	(64,466)	(62,245)

	$13,147	$12,961

  Intangible Assets and Goodwill

        In conjunction with the acquisition of certain assets of Ample Communications, Inc. on September 25, 2007, the Company acquired certain intangible assets (see Note 15). These intangible assets consist of backlog (approximately $100,000), developed technology (approximately $3,100,000) and goodwill (approximately $2,324,000). The Company expects to record amortization of its intangible assets of $720,000 in fiscal 2008 and $620,000 in fiscal 2009 through fiscal 2012. The weighted average remaining life of the amortizable intangible assets is approximately 58 months.

        Prior to fiscal 2007, intangible assets consisting of developed technology (approximately $228 million), customer base (approximately $28 million) and other intangibles (approximately $11 million) were amortized over periods averaging approximately five years for each major asset class and extending to various dates through June 2005. Amortization of intangible assets totaled $20.5 million in fiscal 2005. Amortization of intangible assets was zero for fiscal 2006 because the remainder of the intangible assets became fully amortized during fiscal 2005, reducing their carrying value to zero.

4. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005
Current:
United States	$—	$—	$—
Foreign	566	2,137	24
State and local	10	10	15

Total current	576	2,147	39

Deferred:
United States	—	—	—
Foreign	(465)	(298)	331
State and local	—	—	—

Total deferred	(465)	(298)	331

	$111	$1,849	$370

        A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2007	2006	2005
U.S. federal statutory tax at 35%	$(7,642)	$(7,933)	$(21,791)
State taxes, net of federal effect	(1,481)	(3,612)	(1,563)
Foreign income taxes in excess of U.S.	(293)	(524)	(866)
Research and development credits	(2,592)	(3,443)	(2,819)
Valuation allowance	13,992	17,187	26,836
Other	(1,873)	174	573

Provision for income taxes	$111	$1,849	$370

        Income (loss) before income taxes consists of the following components (in thousands):

	2007	2006	2005
United States	$(22,926)	$(29,418)	$(65,749)
Foreign	1,123	6,753	3,490

	$(21,803)	$(22,665)	$(62,259)

        Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2007	2006
Deferred tax assets:
Inventories	$14,083	$16,746
Deferred revenue	1,831	1,984
Accrued compensation and benefits	1,256	1,155
Product returns and allowances	801	674
Net operating losses	233,909	221,294
Research and development and investment credits	36,021	31,932
Foreign deferred taxes	1,615	1,150
Property, plant and equipment	673	—
Other	6,547	7,517
Valuation allowance	(282,136)	(268,144)

Total deferred tax assets	14,600	14,308

Deferred tax liabilities:
Intangible assets	—	—
Property, plant and equipment	—	1,283
Deferred state taxes	12,985	11,875
Other	—	—

Total deferred tax liabilities	12,985	13,158

Net deferred tax assets	$1,615	$1,150

        Based upon the Company's operating losses and expected future operating results, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2007 and 2006 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. Foreign deferred tax assets consist mainly of research and development credits and are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

        Through the Distribution date, Mindspeed's results of operations were included in Conexant's consolidated federal and state income tax returns. The provision for income taxes and the related deferred tax assets and liabilities for periods prior to the Distribution were calculated as if Mindspeed had filed separate tax returns as an independent company.

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

        As of September 30, 2007, Mindspeed had U.S. federal net operating loss carryforwards of approximately $632.9 million, which expire at various dates from 2010 through 2028, and aggregate state net operating loss carryforwards of approximately $143.1 million, which expire at various dates from 2007 through 2028. Mindspeed also has U.S. federal and state research and development tax credit carryforwards of approximately $16.1 million and $19.9 million, respectively. The U.S. federal credits expire at various dates from 2010 through 2028, while the state credits have no expiration date.

        The deferred tax assets as of September 30, 2007 include a deferred tax asset of $10.9 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

        The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $500,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

        The notes are convertible, at the option of the holder, at any time prior to maturity into shares of the Company's common stock. Upon conversion, the Company may, at its option, elect to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $2.31 per share of common stock, which is equal to a conversion rate of approximately 432.9004 shares of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $2.81 per share of common stock, which was equal to approximately 355.8719 shares of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.

        If the Company undergoes certain fundamental changes (as defined in the indenture), holders of notes may require the Company to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, the Company will be required to increase the number of shares issuable upon conversion by up to 65.13 shares per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a "public acquirer change of control" (as defined in the indenture), the Company may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

        For financial accounting purposes, the Company's contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an "embedded derivative." As of September 30, 2007, the estimated fair value of the Company's liability under the fundamental change adjustment was not significant.

        In connection with the sale of the notes, the Company granted the purchasers certain registration rights. The Company's Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the SEC on April 6, 2005.

        Upon completion of the sale of the notes, the $50 million Credit Agreement with Conexant was terminated. The Company had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.

        As of September 30, 2007, the estimated fair value of the convertible senior notes was approximately $40.5 million.

6. Commitments

        In June 2007, the Company extended its Sublease with Conexant pursuant to which the Company leases its headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease has been extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the

Sublease for the next 12 months is approximately $3.9 million and will be reduced to approximately $3.1 million annually thereafter resulting from the space reduction. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company estimates its minimum future obligation under the Sublease at approximately $15.8 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant's actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant's actual costs.

        The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

        Rental expense was approximately $6.4 million (2007), $7.7 million (2006) and $7.3 million (2005). Rental expense includes $5.3 million (2007), $6.5 million (2006), and $3.7 million (2005) paid to Conexant under the Sublease. As of September 30, 2007, the Company's minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year
2008	$8,598
2009	6,501
2010	4,730
2011	413
2012	209
Thereafter	400

Total minimum future lease payments	$20,851

        The minimum future lease payments as of September 30, 2007 include an aggregate of $1.2 million relating to facilities no longer occupied by the Company, which is included in the restructuring liability in the accompanying consolidated balance sheets.

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

        The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party's intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

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

9. Capital Stock

        The Company's authorized capital consists of 500,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share, of which 2,500,000 shares are designated as Series A junior participating preferred stock (Junior Preferred Stock).

        The Company has a preferred share purchase rights plan to protect stockholders' rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock, the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/100th of a share of Junior Preferred Stock at a price of $20, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company's common stock or stock of the acquiring person having a then-current market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

  Warrants

        In the Distribution, Mindspeed issued to Conexant a warrant to purchase 30 million shares of Mindspeed common stock at a price of $3.408 per share, exercisable through June 27, 2013. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of September 30, 2007, the entire warrant remains outstanding.

        The warrant held by Conexant contains antidilution provisions that provide for adjustment of the warrant's exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant's exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities.

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

10. Stock-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For fiscal 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations and followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the intrinsic value method required by APB 25, the Company generally recognized no compensation expense with respect to stock option awards or awards under the employee stock purchase plan.

        The Company elected to adopt SFAS 123R using "modified prospective application." Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal 2005 and earlier years represents the cost of restricted stock awards determined in accordance with APB 25. The Company elected the transition method described in FASB Staff Position ("FSP") FAS 123R-3 related to accounting for the tax effects of share-based payment awards to employees.

        Stock-based compensation awards generally vest over time and require continued service to the Company and, in some cases, require the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of awards that are ultimately expected to vest. The Company estimates forfeiture rates of 10% to 12.5% depending on the characteristics of the award.

        As a result of the Company's recent operating losses and its expectation of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses—including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.

        The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2007	2006	2005
Weighted-average fair value of options granted	$1.16	$1.53	$1.05
Weighted-average assumptions:
Expected volatility	74%	77%	80%
Dividend yield	—	—	—
Expected option life	3.3 years	3.4 years	2.2 years
Risk-free interest rate	4.7%	4.7%	3.9%

        The expected option term was estimated based upon historical experience and management's expectation of exercise behavior. The expected volatility of the Company's stock price is based upon the historical daily changes in the price of the Company's common stock since our spin-off from Conexant. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

        Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	2007	2006
Cost of goods sold	$385	$399
Research and development	2,587	2,757
Selling, general and administrative	4,260	4,040
Special charges	69	320

Total stock-based compensation expense	$7,301	$7,516

        Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123 for the fiscal year ended September 30, 2005, net income and net income per share would have been approximated in the following (in thousands, except per share amounts):

2005
Net loss, as reported	$(62,629)
Stock-based employee compensation expense included in the determination of reported net loss	(426)
Stock-based employee compensation expense determined under the fair value method	11,890

Pro forma net loss	$(74,093)

Net loss per share, basic and diluted:
As reported	$(0.61)
Pro forma	$(0.73)

  Stock Compensation Plans

        The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company's non-employee directors. As of September 30, 2007, an aggregate of 4.1 million shares of the Company's common stock were available for issuance under these plans. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 19.3 million shares, (2) removed the "evergreen" provision from the Directors Stock Plan that automatically increased the number of shares available under the Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 1,440,000.

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

        Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under SFAS 123R, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company's board of directors effective February 28, 2007. During the years ended September 30, 2007 and 2006, the Company issued 35,000 and 108,000 shares of its common stock under the employee stock purchase plan for net proceeds of $81,000 and $298,000, respectively.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2004	26,859	$2.30

Exercisable at September 30, 2004	17,722	$2.13

Granted	3,143	2.26
Exercised	(1,188)	1.59		$900,000
Forfeited or expired	(2,734)	2.52

Outstanding at September 30, 2005	26,080	$2.30

Exercisable at September 30, 2005	19,104	$2.21

Granted	1,023	2.71
Exercised	(3,009)	1.76		$4,400,000
Forfeited or expired	(1,898)	3.18

Outstanding at September 30, 2006	22,196	$2.32	4.3 years	$1,900,000

Exercisable at September 30, 2006	18,672	$2.26	3.9 years	$1,400,000

Granted	2,456	2.17
Exercised	(2,109)	1.61		$1,200,000
Forfeited or expired	(2,634)	2.65

Outstanding at September 30, 2007	19,909	$2.33	4.0 years	$1,400,000

Exercisable at September 30, 2007	16,540	$2.31	3.3 years	$1,300,000

        As of September 30, 2007, there was unrecognized compensation expense of $2.5 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.4 years.

        The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2007 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.25 - $ 1.58	1,995	3.0	$1.05	1,848	$1.02
1.61 - 2.27	7,630	2.4	1.93	5,199	1.83
2.28 - 2.73	7,570	3.0	2.45	7,397	2.45
2.79 - 4.41	2,333	2.2	3.54	1,779	3.58
4.46 - 23.29	381	1.4	7.47	317	7.53

0.25 - 23.29	19,909	2.6	2.33	16,540	2.31

        The outstanding stock options include options held by Mindspeed employees to purchase an aggregate of 14.2 million shares of Mindspeed common stock, which are summarized in the following table (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.25 - $ 1.51	851	3.3	$1.14	704	$1.08
1.61 - 2.27	5,504	4.6	1.97	3,092	1.82
2.28 - 2.73	5,609	3.7	2.48	5,447	2.48
2.82 - 4.41	1,941	3.5	3.44	1,403	3.46
4.46 - 12.74	315	3.7	7.35	256	7.44

0.25 - 12.74	14,220	3.9	2.44	10,902	2.44

  Restricted Stock Awards

        The Company's stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards and from time to time the Company has used restricted stock awards for incentive or retention purposes. Restricted stock awards have time-based vesting and/or performance conditions and are generally subject to forfeiture if employment terminates prior to the end of the service period or if the prescribed performance criteria are not met. Restricted stock awards are valued at the grant date based upon the market price of the Company's common stock and the fair value of each award is charged to expense over the service period.

        Restricted stock grants totaled 2.8 million shares (2007), 4.2 million shares (2006) and 421,000 shares (2005). In fiscal 2007 and 2006, new awards of stock-based compensation have principally consisted of restricted stock awards. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee's performance against individual goals, as well as to improvements in the Company's operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.

        The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock award activity (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at September 30, 2005	423	$2.13
Granted	4,165	2.57
Vested	(541)	2.42
Forfeited	(376)	2.54

Nonvested shares at September 30, 2006	3,671	$2.54
Granted	2,782	1.91
Vested	(2,656)	2.31
Forfeited	(608)	2.44

Nonvested shares at September 30, 2007	3,189	$2.17

        The total fair value of shares vested during the year ended September 30, 2007 was $5.7 million. As of September 30, 2007 there was unrecognized compensation expense of $3.5 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.7 years.

11. Employee Benefit Plans

        The Company sponsors a 401(k) retirement savings plan for its eligible employees. Prior to the Distribution, Mindspeed employees were eligible to participate in similar plans sponsored by Conexant. The Company matches a portion of employee contributions and funds the matching contribution in shares of its common stock. The Company issued 612,000 shares (2007), 331,000 shares (2006) and 483,000 shares (2005) of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans, including amounts allocated from Conexant, of $1.2 million (2007), $0.8 million (2006) and $0.9 million (2005).

12. Special Charges

        Special charges consist of the following (in thousands):

	2007	2006	2005
Asset impairments	$—	$—	$810
Restructuring charges	4,724	2,550	5,189

	$4,724	$2,550	$5,999

  Asset Impairments

        During fiscal 2005, the Company recorded asset impairment charges totaling $810,000 related to property and equipment that it determined to abandon or scrap, including assets associated with the closure of the Company's former design centers in Herzlia, Israel and Lisle, Illinois.

        The Company continually monitors and reviews long-lived assets, including fixed assets and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of its assets.

  Restructuring Charges

        Mindspeed 2007 Restructuring Plan—During the first and second quarters of fiscal 2007, the Company implemented a restructuring plan under which it reduced its workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, the Company vacated approximately 50,000 square feet of excess space at its Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter and an additional $0.2 million in the fourth fiscal quarter as a result of a change in sub-lease income estimates. The Company expects to incur a total of $0.2 million of additional restructuring costs in future periods related to this plan.

        Activity and liability balances related to the Mindspeed 2007 restructuring plan through September 30, 2007 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Charged to costs and expenses	$2,418	$2,834	$5,252
Cash payments	(2,119)	(1,582)	(3,701)
Reversal of non-cash charges	(75)	—	(75)

Restructuring balance, September 30, 2007	$224	$1,252	$1,476

        Mindspeed 2006 Restructuring Plan—In March 2006, the Company implemented a restructuring plan under which it reduced its workforce by approximately 21 employees. The affected employees included approximately 9 persons in research and development, 6 in sales and marketing and 6 in general and administrative functions. In July 2006, the Company continued this restructuring plan and reduced its workforce by an additional 19 employees. The affected employees included approximately 17 persons in research and development and 2 in sales and marketing. In connection with the 2006 restructuring plan, the Company recorded $2.4 million of restructuring charges for fiscal 2006. These restructuring charges included $2.1 million of severance benefits payable to 40 employees and $294,000 for the value of stock-based compensation awards that vest without future service to the Company.

Activity and liability balances related to the Mindspeed 2006 restructuring plan through September 30, 2007 are as follows (in thousands):

Workforce Reductions
Charged to costs and expenses	$2,406
Cash payments	(1,215)
Reversal of non-cash charges	(294)

Restructuring balance, September 30, 2006	897
Reversal of previously accrued costs and expenses	(197)
Cash payments	(706)
Non-cash charges	14

Restructuring balance, September 30, 2007	$8

        Other Restructuring Plans—In fiscal 2002, 2003 and 2005, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the year ended September 30, 2007, the Company made cash payments of $439,000 under these restructuring plans and reversed $331,000 of previously accrued costs and expenses related to a facility closure. As of September 30, 2007, there were no remaining liabilities under these restructuring plans.

        As of September 30, 2007, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $1.5 million principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

13. Related Party Transactions

        The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the years ended September 30, 2007, 2006, and 2005, rent and operating expenses paid to Conexant were $6.6 million, $6.5 million and $3.7 million respectively.

        The Company made no sales to Conexant during the years ended September 30, 2007 and 2006 and has no liability in accounts payable to Conexant at September 30, 2007 and 2006. Sales to Conexant were $1.2 million in fiscal 2005.

14. Segment and Other Information

        The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2007	2006	2005
Multiservice access DSP products	$36,340	$37,404	$33,048
High-performance analog products	37,482	42,742	27,087
WAN communications products	53,983	55,773	51,642

	$127,805	$135,919	$111,777

        Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2007	2006	2005
United States	$39,036	$41,151	$32,764
Other Americas	7,197	4,510	9,602

Total Americas	46,233	45,661	42,366
Malaysia	8,841	16,999	16,894
Taiwan	6,937	7,088	7,299
China	35,343	35,501	20,412
Japan	7,411	7,376	5,417
Other Asia-Pacific	8,576	6,754	4,509

Total Asia-Pacific	67,108	73,718	54,531
Europe, Middle East and Africa	14,464	16,540	14,880

	$127,805	$135,919	$111,777

        No other foreign country represented 10% or more of net revenues for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

        Long-lived assets consist of property, plant and equipment, license agreements, goodwill and intangible assets and other long-term assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2007	2006
United States	$19,074	$14,553
Europe, Middle East and Africa	1,262	1,771
Asia-Pacific	2,233	491

	$22,569	$16,815

15. Asset Acquisition

        On September 25, 2007, the Company, through its wholly-owned subsidiary, Mindspeed Development Sub, Inc., completed its acquisition of certain assets of Ample Communications, Inc. (Ample), pursuant to an Asset Purchase Agreement, dated as of September 4, 2007, between Buyer and Silicon Valley Bank as agent for itself and Gold Hill Lending Group 03, LP (the Seller).

        Pursuant to the terms of the Asset Purchase Agreement, the Company paid $4.6 million for certain of Ample's assets, including intellectual property, inventory, accounts receivable, backlog and certain contract rights. During the time between signing and closing, the Company advanced certain funds to Seller solely to enable Seller and its representatives to service and maintain the assets to be purchased. The Company is in the process of obtaining third party valuations of the intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement. The preliminary purchase price is:

Total cash consideration	$5,401
Acquisition related transaction costs	667
Less cash acquired	20

Total preliminary purchase price	$6,048

        Acquisition related transaction costs include Mindspeed's estimate of legal and accounting fees and other external costs directly related to the transaction.

        Net assets acquired consist of the following:

Inventories, net	$359
Accounts receivable	5
Certain identified fixed assets	160
Intangible assets	3,200
Goodwill	2,324

Total assets acquired	$6,048

        Identifiable intangible assets as reflected in the preliminary valuation performed by a third-party appraiser consist of the following:

	Estimated Fair Value	Estimated average remaining useful life
Backlog	$100	3 months
Developed technology	3,100	5 years

Total intangible assets	$3,200

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive loss for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Costa Mesa, CA November 30, 2007

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

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

        There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company's internal control over financial reporting was effective as of September 30, 2007. Deloitte & Touche LLP has audited our assessment of our internal control over financial reporting and their report is included in herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Mindspeed Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007, of the Company and our report dated November 30, 2007, expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP
Costa Mesa, CA November 30, 2007

Item 9B.    Other Information

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors," "Executive Officers," "Board Committees and Meetings" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        We have adopted a code of ethics entitled "Standards of Business Conduct," that applies to all employees, including our executive officers and directors. A copy of the standards of business conduct is posted on our website (www.mindspeed.com). In addition, we will provide to any person without charge a copy of the standards upon written request to our secretary at the address above. In the event that we make any amendment to, or grant any waiver from, a provision of the standards of business conduct that requires disclosure under applicable results, we will disclose such amendment or waiver and the reasons therefore as required by the SEC and Nasdaq.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the sections entitled "Executive Officer and Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the sections entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)(1) Financial Statements

        The following consolidated financial statements of the Company for the three fiscal years ended September 30, 2007 are included herewith:

        Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm

  (2) Supplemental Schedules

Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

  (3) Exhibits

2.1	Asset Purchase Agreement, dated as of September 4, 2007, by and between Silicon Valley Bank, as agent for itself and Gold Hill Lending Group 03, LP and Mindspeed Development Sub, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 25, 2007, is incorporated herein by reference.
3.1
Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
4.1
Specimen certificate for the Registrant's Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.
4.2
Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
4.3
First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
4.4
Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.5
Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.6
Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.7	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.6 hereto), is incorporated herein by reference.
4.8
Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.1
Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.2
Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.3
Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.4
Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.5
Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.
10.6
Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.7
Amended and Restated Sublease, dated March 24, 2005, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
10.8
Purchase Agreement, dated December 2, 2004, between the Registrant and Lehman Brothers Inc., filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.9
Pledge Agreement, dated as of December 8, 2004, by the Registrant in favor of Wells Fargo Bank, N.A., filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
10.10
Control Agreement, dated as of December 8, 2004, by and among the Registrant and Wells Fargo Bank, N.A., in its capacity as trustee, and Wells Fargo Bank, N.A., in its capacity as securities intermediary and depositary bank, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
*10.11
Form of Employment Agreement between the Registrant and certain executives of the Registrant, filed as Exhibit 10.8.1 to the Registrant's Registration Statement on Form 10 (File No. 1-31650), is incorporated herein by reference.
*10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.11 hereto.

*10.13
Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
*10.14
Schedule identifying parties to agreements with the Registrant substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.13 hereto, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
*10.15
Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.16
Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.17
Mindspeed Technologies, Inc. 2003 Stock Option Plan, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
*10.18
Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 5, 2007 is incorporated herein by reference.
*10.19
Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.20
Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.21
Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.22
Restricted Stock Award Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004, is incorporated herein by reference.
*10.23
Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 17, 2007, is incorporated herein by reference.
*10.24
Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.25
Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.26	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.27
Mindspeed Technologies, Inc. Deferred Compensation Plan, filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10.28
Amendment No. 1 to Mindspeed Technologies, Inc. Deferred Compensation Plan, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.
*10.29
Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
*10.30
Restricted Shares Award Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
*+10.31
Confidential Severance Agreement and General Release, dated June 26, 2006, by and between Danny Shamlou and the Registrant, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10.32
Agreement and General Release, dated August 27, 2006, by and between Dave Carroll and the Registrant, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2006, is incorporated herein by reference.
*10.33
Agreement, dated January 31, 2007, by and between Bradley W. Yates and the Registrant, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, is incorporated herein by reference.
*10.34	Summary of Director Compensation Arrangements, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

  (b) Exhibits

        See subsection (a) (3) above.

  (c) Financial Statement Schedules

        The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 30th day of November, 2007.

MINDSPEED TECHNOLOGIES, INC.
By:	/s/ RAOUF Y. HALIM Raouf Y. Halim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 30th day of November, 2007, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ RAOUF Y. HALIM Raouf Y. Halim	Chief Executive Officer and Director (Principal Executive Officer)
/s/ SIMON BIDDISCOMBE Simon Biddiscombe	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ DWIGHT W. DECKER* Dwight W. Decker	Chairman of the Board of Directors
/s/ DONALD H. GIPS* Donald H. Gips	Director
/s/ MICHAEL T. HAYASHI* Michael T. Hayashi*	Director
/s/ MING LOUIE* Ming Louie	Director
/s/ THOMAS A. MADDEN* Thomas A. Madden	Director
/s/ JERRE L. STEAD* Jerre L. Stead*	Director
*By:	/s/ RAOUF Y. HALIM Raouf Y. Halim, Attorney-in-Fact**

**
By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended September 30, 2007:
Allowance for doubtful accounts	$447	$(94)	$—	$353
Reserve for sales returns and allowances	1,165	780	(356)	1,589
Year ended September 30, 2006:
Allowance for doubtful accounts	$462	$(15)	$—	$447
Reserve for sales returns and allowances	1,356	149	(340)	1,165
Year ended September 30, 2005:
Allowance for doubtful accounts	$627	$(160)	$(5)	$462
Reserve for sales returns and allowances	922	1,206	(772)	1,356

(1)
Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.11 hereto.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Documents Incorporated by Reference
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
MINDSPEED TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS
MINDSPEED TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MINDSPEED TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MINDSPEED TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
MINDSPEED TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX