Form 10-K/A
period 2007-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2008-01-25
CIK 1224370

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

        The number of outstanding shares of the Registrant's Common Stock as of January 22, 2008 was 117,478,374.

EXPLANATORY NOTE

        The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (this "Amendment"), filed with the Securities and Exchange Commission on November 30, 2007, for the purposes of amending the Stock Performance Graph in Part II, Item 5 of Form 10-K, providing certain information required by Part III of Form 10-K and reflecting exhibits filed with this Amendment. Unless otherwise expressly stated, this Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way the disclosures contained in the original Form 10-K.

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

Recent Share Prices and Holders

        The last reported sale price of our common stock on January 22, 2008 was $0.84 and there were approximately 37,826 holders of record of our common stock. However, many holders' shares are listed under their brokerage firms' names.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MINDSPEED TECHNOLOGIES, INC., THE NASDAQ U.S. INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

*
$100 INVESTED ON JUNE 30, 2003 IN STOCK OR INDEX—INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEARS ENDING SEPTEMBER 30.

	Cumulative Total Return
	June 30, 2003	September 30, 2003	September 30, 2004	September 30, 2005	September 30, 2006	September 30, 2007
	(Dollars)
MINDSPEED TECHNOLOGIES, INC.	$100.00	$199.63	$74.07	$89.26	$64.07	$64.07
NASDAQ U.S. INDEX	100.00	110.10	116.97	133.50	140.79	166.63
NASDAQ ELECTRONIC COMPONENTS INDEX	100.00	121.52	102.53	114.28	116.92	151.56

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

        Our certificate of incorporation provides for a board consisting of three classes of directors with overlapping three-year terms. One class of directors is elected each year with a term extending to the third succeeding annual meeting after election. Our certificate of incorporation also provides that each of the three classes be as nearly equal in number as the then total number of directors permits.

    Class II Directors—up for election at the 2008 annual meeting with terms expiring at the 2011 annual meeting

        Mr. Hayashi, 51, has been a director since August 2005. He has been the senior vice president, advanced engineering and technologies, of Time Warner Cable, Inc. (cable television) since May 2002. Mr. Hayashi was the vice president, advanced technologies, of Time Warner Cable from July 1993 to May 2002.

        Mr. Louie, 61, has been a director since June 2003. Mr. Louie co-founded and has served as the managing director and a director of Mobile Radius, Inc. (mobile internet data services) since March 2002. Mr. Louie served as the China President of the GSM Association (global trade association—wireless technology) from October 2003 to May 2005. He also has been the managing director of Dynasty Capital Services LLC (consulting) since January 2002. Mr. Louie served as president of Qualcomm Greater China (wireless communications) from May 2000 to October 2001 and as vice president, business development, of Globalstar Communications Limited (satellite telecommunications) from January 1989 to May 2000.

        Mr. Madden, 54, has been a director since June 2003. He was the executive vice president and chief financial officer of Ingram Micro Inc. (computer technology services) from July 2001 through April 2005. He served as senior vice president and chief financial officer of ArvinMeritor, Inc. (automotive components) from October 1997 to July 2001. He currently serves as a director of FreightCar America, Inc. (manufacturing and rebuilding—railroad freight cars), Champion Enterprises, Inc. (manufacturing—factory built housing) and Intcomex, Inc. (computer part distribution).

    Class I Directors*—continuing directors with terms expiring at the 2010 annual meeting

*
Donald R. Beall, who previously served as a Class I director, retired from the board of directors effective November 15, 2007.

        Mr. Gips, 47, has been a director since May 2004. He has been the group vice president in charge of global corporate development of Level 3 Communications, Inc. (communications and information services) since February 2001, and he was Level 3's group vice president overseeing global marketing and sales, as well as all of its lines of business and marketing and sales strategies from May 2000 to February 2001. Mr. Gips is also a director of Mobile Satellite Ventures (mobile satellite services).

        Mr. Stead, 65, has been a director since June 2003. He has been chairman of the board of IHS, Inc. (software) since December 2000 and he has acted as chief executive officer of IHS since September 2006. Prior to that, he was chairman of the board and chief executive officer of Ingram Micro (computer technology services) from August 1996 to May 2000. Mr. Stead is a director of Brightpoint, Inc. (electronics distribution) and Conexant (semiconductors—broadband communications). He is also chairman of the board of the Center of Ethics and Values at Garrett Seminary on the Northwestern University campus.

    Class III Directors—continuing directors with terms expiring at the 2009 annual meeting

        Mr. Decker, 57, has been a director since January 2002 and our non-executive chairman of the board since June 2003. Mr. Decker has been chairman of the board of Conexant since December 1998, serving as the non-executive chairman of the board from February 2004 until November 2004 and again since July 2007. He served as the chief executive officer of Conexant from January 1999 to February 2004 and from November 2004 to July 2007. Mr. Decker is also the non-executive chairman of the board of Skyworks Solutions, Inc. (semiconductors—wireless communications), and serves as a director of Newport Media, Inc. (semiconductors—broadcast media), BCD Semiconductor Manufacturing Limited (semiconductors—analog) and Pacific Mutual Holding Company (life insurance products). He also serves as a director or member of numerous professional and civic organizations.

        Mr. Halim, 47, has been a director since January 2002 and our chief executive officer since June 2003. He was the senior vice president and chief executive officer of the internet infrastructure business of Conexant from February 2002 to June 2003 and the senior vice president and general manager, network access division, of Conexant from January 1999 to February 2002.

Executive Officers

        The table below sets forth certain information concerning our executive officers as of November 30, 2007.

Name	Age	Title
Raouf Y. Halim	47	Chief Executive Officer
Simon Biddiscombe	40	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Najabat H. Bajwa	30	Senior Vice President and General Manager, Lightspeed Connectivity Solutions
Kurt F. Busch	37	Senior Vice President and General Manager, High-Performance Analog
Ron Cates	49	Senior Vice President and General Manager, Wide Area Networking
Gerald J. Hamilton	54	Senior Vice President, Worldwide Sales
Thomas J. Medrek	51	Senior Vice President and General Manager, Multiservice Access
Thomas O. Morton	53	Senior Vice President, Human Resources
Wayne K. Nesbit	46	Senior Vice President, Operations
Thomas A. Stites	52	Senior Vice President, Communications
Preetinder S. Virk	44	Senior Vice President and General Manager, Enterprise and Customer Premise Equipment

        There are no family relationships among the individuals serving as our directors or executive officers. Set forth below are the name, office and position held with our company and principal occupations and employment during the past five years of each of our executive officers. Biographical information on Mr. Halim is discussed above under the caption "Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors—Class III Directors."

        Mr. Biddiscombe has been our senior vice president, chief financial officer and treasurer since June 2003. He was elected our secretary in April 2004. Mr. Biddiscombe previously served as the vice president, finance, and controller of the internet infrastructure business of Conexant from December 2000 to June 2003. He was the senior vice president and chief financial officer from May 1999 to December 2000 and the chief operating officer from May 2000 to December 2000 of Wyle Electronics (distributor of semiconductor products).

        Mr. Bajwa has been our senior vice president and general manager, lightspeed connectivity solutions, since October 2007. Mr. Bajwa previously served as our vice president of marketing and applications engineering from October 2006 to October 2007, executive director of marketing from April 2006 to October 2006 and director of marketing from August 2003 to April 2006 for our optical communications IC product line. Prior to joining us, Mr. Bajwa was the director, navigation business, of Agilent Technologies, Inc. (electronic measurement devices and services) from November 2002 to August 2003.

        Mr. Busch has been our senior vice president and general manager, high-performance analog, since October 2007. Mr. Busch previously served as our vice president of marketing and applications for our switching and signal conditioning product line from November 2006 to October 2007 and our executive director of business development from January 2006 to November 2006. Prior to joining us, Mr. Busch was a business development manager of Analog Devices, Inc. (signal processing solutions) from November 2003 to December 2005 and the vice president of marketing and president of the U.S. subsidiary of TeraCross Ltd. (semiconductor manufacturer) from November 2001 to November 2003.

        Mr. Cates has been our senior vice president and general manager, wide area networking, since May 2007. Prior to joining us, he was the vice president of North American sales and marketing of Metalink Ltd. (broadband communications) from October 2004 to May 2007. Mr. Cates also served as the vice president of marketing of Solarflare Communications, Inc. (vendor of ethernet products) from June 2003 to September 2004 and the vice president of sales and marketing of Peregrine Semiconductor Corp. (semiconductor manufacturer and designer) from September 2001 to June 2003.

        Mr. Hamilton has been our senior vice president, worldwide sales, since July 2006. Mr. Hamilton previously served as our vice president of sales for the Asia Pacific region from June 2003 to July 2006. He served as the vice president of sales for the Asia Pacific region of Conexant from September 2001 to June 2003.

        Mr. Medrek has been our senior vice president and general manager, multiservice access, since June 2004. Mr. Medrek previously served as our senior vice president and general manager, broadband internetworking systems, from June 2003 to June 2004. Mr. Medrek served as the vice president and general manager, broadband internetworking systems, of Conexant from February 2001 to June 2003 and the vice president of marketing, broadband internetworking systems, of Conexant from March 2000 to February 2001.

        Mr. Morton has been our senior vice president, human resources, since October 2007. Mr. Morton previously served as our vice president, human resources, from August 2003 to October 2007 and our executive director, human resources, from June 2003 to August 2003. He served as the executive director, human resources, of Conexant from January 1999 to June 2003.

        Mr. Nesbit was our senior vice president, operations, from June 2003 until his resignation effective January 3, 2008. Mr. Nesbit served as the senior vice president, operations, of the internet infrastructure business of Conexant from January 2001 to June 2003.

        Mr. Stites has been our senior vice president, communications, since June 2003. Mr. Stites previously served as the senior vice president, communications, of Conexant from December 1999 to June 2003.

        Mr. Virk has been our senior vice president and general manager, enterprise and customer premise equipment, since October 2007. Mr. Virk previously served as our vice president and business director for enterprise and customer premise equipment media processing solutions from February 2006 to October 2007, vice president of marketing for our voice-over-Internet Protocol/media processing solutions from January 2005 to February 2006, executive director of marketing from September 2004 to January 2005 and director of marketing from June 2003 to September 2004. He was the director of marketing, broadband internetworking systems, of Conexant from July 2001 to June 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied during fiscal year 2007 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for one occasion in which Mr. Hamilton failed to file a complete Form 3 on a timely basis.

Code of Ethics

        We have adopted a code of ethics entitled "Code of Business Conduct and Ethics," that applies to all employees, including our executive officers and directors. A copy of the code of business conduct and ethics is posted on our website (www.mindspeed.com). In addition, we will provide to any person without charge a copy of the code upon written request to our secretary at the address above. In the event that we make any amendment to, or grant any waiver from, a provision of the code of business conduct and ethics that requires disclosure under applicable rules, we will disclose such amendment or waiver and the reasons therefor as required by the SEC and NASDAQ.

Board Committee Membership

        The board has standing audit, governance and board composition, and compensation and management development committees. The table below provides membership and meeting information for each of the committees in fiscal year 2007.

Name	Audit	Governance and Board Composition	Compensation and Management Development
Donald R. Beall		X	Chair
Donald H. Gips	X	X
Michael T. Hayashi		X	X
Ming Louie	X	X
Thomas A. Madden	Chair	X	X
Jerre L. Stead	X	Chair	X
Number of meetings during fiscal year 2007	8	5	5

        Mr. Beall retired from the board of directors on November 15, 2007. In January 2008, Mr. Gips was appointed to take Mr. Beall's place as the chairman of the compensation committee, and Mr. Decker was appointed to replace Mr. Stead as the chairman of the governance committee. Mr. Stead will remain a member of the governance committee.

Audit Committee Financial Expert

        The board has determined that all of the members of the audit committee are "independent" in accordance with Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, the applicable rules of NASDAQ and our board membership criteria. All of the audit committee members also meet the audit committee composition requirements of NASDAQ. The board has determined that Mr. Madden, the chairman of the audit committee, is qualified as an audit committee financial expert within the meaning of SEC regulations and that he has accounting and related financial management expertise within the meaning of the applicable rules of NASDAQ. Mr. Madden's experience is discussed above under the caption "Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors."

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

        The following provides a brief overview of the more detailed disclosure set forth in the Compensation Discussion and Analysis below:

  •
  The objectives of our compensation program are to: (i) attract and retain talented executive officers; (ii) align the financial interests of executive officers with those of our stockholders; and (iii) pay for performance.

  •
  In making its fiscal year 2007 compensation decisions, the compensation committee consulted with a third-party compensation consultant and compared the compensation of our executive officers with a peer group of 14 other semiconductor companies.

  •
  Our executive compensation consists primarily of: (i) a base annual salary; (ii) incentive-based compensation; and (iii) long-term equity awards. We also provide certain perquisites to our executive officers.

  •
  We encourage a pay-for-performance environment by linking short-term incentive-based compensation to the achievement of overall company and individual performance goals. Achievement of performance goals by our named executive officers (as defined in the "Summary Compensation Table" below) during fiscal year 2007 ranged from 72% to 94%.

  •
  We use equity-based compensation as a means to align the interests of our executive officers with those of our stockholders and to preserve our cash on hand.

  •
  Following the conclusion of fiscal year 2007, we granted special bonuses with retention features to our chief executive officer and chief financial officer.

  •
  We have entered into change of control agreements with our executive officers, but our executive officers do not have employment or severance agreements.

  •
  We believe that our compensation program successfully achieves its objectives.

Objectives of Compensation Programs and Compensation Program Design

        The compensation committee establishes our executive compensation philosophy and oversees our executive compensation programs. Under the compensation committee's supervision, in fiscal year 2007, we implemented compensation policies, plans and programs intended to achieve the following objectives:

  •
  Attract and retain talented executive officers.    We are engaged in a very competitive and highly cyclical industry, and our success depends upon our ability to attract and retain qualified executives through competitive compensation arrangements.

  •
  Align the financial interests of executive officers with those of our stockholders.    We want and expect our executive officers to think and act in both the near-term and long-term interests of our stockholders.

  •
  Pay for performance.    We provide executive officers with incentive opportunities linked to achievement of both overall company and individual performance goals. Incentive programs are designed to reward business plan achievement.

        We carry out these objectives by providing market competitive salaries, achieving an appropriate mix of cash and equity compensation, setting compensation based on individual and overall company performance and occasionally granting retention bonuses.

    Total Compensation Program Design

        The compensation committee considers the total compensation, earned or potentially available, of the executive officers in establishing each component of compensation. In its review, the committee considers information regarding our general industry and direct peer group, national surveys of other U.S. semiconductor and high technology companies, reports of our third-party compensation consultants and performance judgments as to the past and expected future contributions of individual executive officers.

        Our total compensation package generally includes a base annual salary, short-term incentive awards and long-term incentive awards. We target the short-term incentives of the chief executive officer to equal 100% of his base annual salary. We target the short-term incentives of all other named executive officers to equal 55% of their respective base annual salaries. The different incentive targets are a result of Mr. Halim's higher level of responsibility and the industry standard of providing the chief executive officer with higher incentive targets. In nearly all situations, our short-term incentive awards take the form of equity. We will occasionally provide non-equity incentive awards to recognize special achievement and value to our company or for competitive reasons.

        Our annual incentive compensation plan for the executive officers, including the chief executive officer, is based on both the overall financial performance of the company and the performance of the executive with respect to his individual assigned goals. In any given fiscal year, that performance is measured against the specific performance criteria adopted by the compensation committee for use in that particular fiscal year. Performance criteria typically include financial metrics, such as revenue growth, operating profitability and attainment of strategic business development goals. In addition, executive officer incentive compensation awards may be adjusted by an individual performance multiplier. The chief executive officer's annual incentive plan has the same components as the executive officer plan. This award may also be adjusted by the board based on individual performance. For all executive officers, the annual incentive award value is generally targeted at the median of corresponding awards for our peer group.

        The fiscal year 2007 base salaries and target incentives for the named executive officers are set forth in the table below.

Named Executive Officer	Base Annual Salary(1)	Target Incentive(2)
Raouf Y. Halim	$500,000	100%
Simon Biddiscombe	300,000	55%
Gerald J. Hamilton	240,000	55%
Thomas J. Medrek	300,000	55%
Wayne K. Nesbit	300,000	55%

(1)
Base annual salary is effective as of January 1, 2007. Some of the figures reported in this table will not match the figures reported in the "Summary Compensation Table" below because of the effective date, which does not correspond to our fiscal year.

(2)
Target incentive represents a target amount of base annual salary for short-term incentive awards.

    Role of Executive Officers and Compensation Consultants in Compensation Decisions

        The compensation committee solicits recommendations from our chief executive officer for our other executive officers, and then reviews and approves the total compensation for all of our executive officers. The compensation committee may request additional information from the chief executive officer and may also solicit the perspective and input of third-party compensation consultants. In fiscal year 2007, the compensation committee elected to continue its engagement with a third-party compensation consultant, Semler Brossy.

        Semler Brossy was specifically engaged to consult on stock plan summaries and provisions and trends in equity participation. For fiscal year 2007, we provided Semler Brossy with a list of our peer companies and requested that it report on the practices of each. The report included information on equity practices, such as burn rates, overhang, forms of equity and allocation of equity awards between officers and non-officers. The report also included information on trends, including changes in equity participation eligibility and the mix of cash and equity in total compensation.

        Additional information on the peer companies that Semler Brossy examined is discussed below under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Objectives of Compensation Programs and Compensation Program Design—Peer Group."

    Goal Setting and Performance Evaluation

        Executive officer performance evaluations, including evaluations of the named executive officers, take place every year and are completed immediately following the conclusion of our fiscal year. To help achieve our strategic goals and annual objectives, we have developed an integrated performance management program, which has an overall purpose of strengthening results at the individual and organizational level. The program is designed to align individual performance with strategic business goals and annual objectives. It is intended to foster two-way communication to provide all employees, including executive officers, with the resources, information and support needed to be successful. The performance management program's primary objectives are to ensure that individual contributions and results are directed toward achieving our business plan based on our strategic and tactical goals. It also links rewards to performance and recognizes outstanding performance with corresponding compensation action. The process begins with establishing overall company and individual performance goals for the chief executive officer and for other executive officers at the beginning of the fiscal year. These goals are based on our annual operating plan, which is reviewed by the board.

        The chief executive officer's performance evaluation is coordinated by the chairman of the governance committee, with input from all independent board members. The chief executive officer is evaluated on performance against the annual operating plan, which is summarized in an annual score card. The score card contains a percent achievement reached for each company metric, as well as an overall weighted average achievement percentage on all company performance goals. An annual 360 degree feedback assessment is also conducted for purposes of providing additional developmental feedback to the chief executive officer. The chairman of the governance committee reviews the corporate performance score card and the 360 feedback results with the other board members, obtains their feedback on the chief executive officer's performance and completes the review. The governance committee then reports its findings to the compensation committee for use in its determination of appropriate compensation actions.

        The board frequently discusses with the chief executive officer the performance of the executive officers. The chief executive officer incorporates this feedback into the evaluations of the other named executive officers and our other executive officers. The performance evaluations for the named executive officers are the same as those discussed below under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive Based Compensation."

    Peer Group

        In setting the base annual salary, individual bonus target amount and equity grant guidelines for executive officers, the compensation committee, with assistance from our third-party compensation consultant, reviews information relating to the executive compensation of direct competitors, other local semiconductor companies and leading national semiconductor companies. We include our direct competitors and other local semiconductor companies because we compete with them for business, as well as talent. We include leading national semiconductor companies because they have a large influence on industry compensation practices. Our self-selected peer group has remained essentially the same for the past several years. In analyzing the peer group, the compensation committee distinguishes emerging peers from mature peers. The peer group companies for fiscal year 2007 include the following:

          Emerging Peers

    •
    Applied Micro Circuits Corporation

    •
    PMC-Sierra, Inc.

    •
    Vitesse Semiconductor Corporation

    •
    NetLogic Microsystems, Inc.

    •
    Transwitch Corporation

    •
    Maxim Integrated Products, Inc.

    •
    Conexant Systems, Inc.

    •
    Skyworks Solutions, Inc.

    •
    Microsemi Corporation

          Mature Peers

    •
    Broadcom Corporation

    •
    Qualcomm, Inc.

    •
    Advanced Micro Devices, Inc.

    •
    Intel Corporation

    •
    Texas Instruments, Inc.

        The compensation committee reviews the compensation levels of our emerging peers when considering the amount of executive officer base annual salary and total compensation. For fiscal year 2007, the compensation committee believes that the base annual salary and total compensation provided to each executive officer was within the range of total compensation paid to similarly situated executive officers at emerging peers. The compensation committee targets our executive officers' base salaries and total compensation at the median of our emerging peers.

        The compensation committee reviews the data of both our emerging and mature peers in designing our equity-compensation policies. It typically considers our emerging peers' run-rate, overhang and form of equity policies. Additionally, it reviews our emerging peers' policies regarding allocation of equity awards between executives and non-executives, percentage of employees receiving grants, vesting practices, hiring grant practices and other trends.

        For fiscal year 2007, the compensation committee also used the Radford High Tech survey database, which provides data specific to high technology and semiconductor industry compensation practices. The examination of the Radford High Tech survey and peer group compensation practices allows us to accurately follow industry norms in an effort to ensure that our compensation polices are current and competitive.

Elements of Compensation

        Executive compensation consists primarily of: (i) a base annual salary; (ii) incentive-based compensation; and (iii) long-term equity awards. This mix of payments allows us to provide compensation that directly addresses our compensation goals of retention, alignment of executive and stockholder interests and linking pay with performance. We also provide our executive officers with other benefits, including perquisites, change of control agreements and retirement savings plans. After the conclusion of fiscal year 2007, the compensation committee also granted special cash bonuses to certain executive officers as described below. All executive officers are subject to at will employment. We do not have employment or severance agreements with any of them. Please see our "Summary Compensation Table" below for information on the total compensation awarded to each named executive officer during fiscal year 2007.

    Base Annual Salary

        The base annual salaries we provide to our executive officers are intended as compensation for each executive officer's ongoing contributions to the performance of the operational area(s) for which they are responsible. In keeping with our compensation philosophy to attract and retain individuals of high quality, executive officer base salaries have been targeted to be competitive with base salaries paid to executive officers of our emerging peers, as described above, based on data reviewed by the compensation committee. The compensation committee determines the market median by reviewing information contained in survey data, proxy statements, other SEC filings and advice from our third-party compensation consultant. The base salaries for our executive officers also reflect input from our chief executive officer based on individual performance and retention goals.

        The base annual salary levels of each of our executive officers are reviewed annually and adjusted from time to time to recognize individual performance, promotions, competitive compensation levels, retention requirements, internal pay equity and other subjective factors. In addition to adjustments made for competitive and retention reasons, the compensation committee has periodically adjusted executive officer base salaries based on its assessment of each executive's performance and history with us and our overall budgetary considerations for salary increases.

        For fiscal year 2007, an annual review of base salaries was conducted by the compensation committee on November 16, 2006, and the following base annual salary changes for certain named executive officers were approved, with an effective date of January 1, 2007:

  •
  Simon Biddiscombe—From $275,000 to $300,000

  •
  Wayne K. Nesbit—From $290,000 to $300,000

        For fiscal year 2008, the compensation committee approved the following base annual salary changes for certain named executive officers:

  •
  Simon Biddiscombe—From $300,000 to $330,000 (effective October 1, 2007)

  •
  Gerald J. Hamilton—From $240,000 to $250,000 (effective January 7, 2008)

        The recent increased salaries are specifically meant to recognize the performance of individual executive officers and to keep our salaries competitive. Mr. Biddiscombe's salary recognizes his contribution to our financial growth over the second half of fiscal year 2007 and his vital role in our future plans. Mr. Hamilton's salary recognizes his role in reducing our sales cost structure and improving collaboration between our marketing and sales teams.

    Incentive-Based Compensation

  Cash Incentive Awards

        We typically do not offer cash incentive awards. Our short-term incentive based compensation usually takes the form of equity awards, which allows us to preserve our cash on hand. The only named executive officer to receive a cash bonus award during fiscal year 2007 was Mr. Hamilton, our senior vice president of worldwide sales. We decided to offer Mr. Hamilton a cash incentive plan for competitive reasons, after determining that sales executives in our industry often receive cash incentive awards as part of their compensation package.

        We awarded a total cash bonus of $122,826 to Mr. Hamilton pursuant to an individual bonus plan after consideration of his performance during fiscal year 2007. The bonus was based on the following factors: (i) achievement of a fiscal year revenue target (weighted 40%); (ii) design win execution against fiscal year plan (weighted 40%); and (iii) a budget reduction for the worldwide sales department (weighted 20%).

        In calculating the bonus award, the compensation committee determined that Mr. Hamilton achieved a substantial portion of his revenue goal and design win goals (for a number of key design wins) and 100% of the budget reduction goal (the worldwide sales department met its goal to reduce spending by 10%), resulting in the overall achievement of 93.6% of the goals set forth for the fiscal year. The fiscal year 2007 revenue target is based on our internal annual operating plan and is confidential as discussed below under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive-Based Compensation—Equity Incentive Awards."

  Equity Incentive Awards

        In November 2006, we awarded each of our named executive officers shares of performance-based restricted stock. These shares of restricted stock were granted pursuant to the Mindspeed Achievement Plan, or MAP, which allows the compensation committee to issue performance-based equity awards as part of our 2003 long-term incentives plan. The terms of the awards provide that the shares of restricted stock vest to the extent that the officer achieved individual and overall company goals specified for such officer during fiscal year 2007.

        The determination of whether each named executive officer has met the MAP goals for a given fiscal year rests with the compensation committee. Management reports on the accomplishments of the officers, but the compensation committee has the responsibility of determining to what extent those accomplishments meet the pre-established MAP goals. While the use of the MAP goals is intended to establish a rigorous process for tracking and evaluating performance, the compensation committee's assessment of performance against particular goals often involves some degree of subjective evaluation of non-quantitative measures. The compensation committee does not apply a mechanical formula in determining achievement of the goals but takes into account the level of performance compared to the goal and may take into account other considerations such as improvement compared to prior years, positioning for future success and the need to motivate and retain the current management team.

        The factors used to determine individual performance and the relative weight given to each factor is set forth in the table below for fiscal year 2007. The different factors and relative weights reflect differences in the job responsibilities of our named executive officers.

Named Executive Officer	Performance Factors (and Weight)
Raouf Y. Halim	• Fiscal year revenue, operating profit and cash burn targets: 50%
• Design win execution against the fiscal year plan: 20%
• Product delivery date performance: 15%
• Individual organization development goals: 15%
Gerald J. Hamilton	• Fiscal year revenue target: 40% • Design win execution against fiscal year plan: 40% • Individual organization operating expense controls: 20%
Simon Biddiscombe Thomas J. Medrek Wayne K. Nesbit	• Fiscal year revenue, operating profit and cash burn targets: 50% • Individual organization development goals: 50%

        Mr. Halim.    Based on the performance evaluation described above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Objectives of Compensation Programs and Compensation Program and Design—Goal Setting and Performance Evaluation," the compensation committee determined that Mr. Halim be awarded 50% of the financial performance factors for fiscal year 2007. While the company did not fully meet the revenue, operating profit and cash burn targets, significant progress was made, particularly during the second half of the year. The compensation committee also noted that operating profit and cash burn each improved roughly by 30% as compared to fiscal year 2006. Cash burn and operating profit are non-GAAP measures. Our calculation of operating profit excludes stock-based compensation expense, employer taxes on stock-based compensation and special charges. We calculate cash burn as the net increase or decrease in cash and cash equivalents excluding sales and purchases of marketable securities. We use non-GAAP measures for the MAP because these measures help us internally to evaluate our operating performance excluding items that are considered by management to be outside of our core operating results.

        The specific revenue, operating profit and cash burn targets are based on the company's internal annual operating plan and are confidential. The targets correlate with the maximum award levels that the executives can achieve and thus require strong performance. Executives will not receive more than 100% of their equity incentive award, even if the company exceeds its performance goals. As an indication of the level of difficulty in achieving the overall performance objectives, in fiscal year 2007, the overall percentage of awards the named executive officers received (including the achievement of non-financial goals) ranged from 72% to 94%. In fiscal year 2006, the percentage of overall awards executive officers received (including the achievement of non-financial goals) ranged from 92% to 100%.

        The compensation committee determined that Mr. Halim met 100% of his non-financial goals. We had a number of key design wins, especially in the voice-over-Internet Protocol and high-performance analog markets. We also achieved most of our milestones on schedule in fiscal year 2007 for our key product programs. With respect to organization development, a number of key promotions and hires were made in fiscal year 2007, including the creation of two business units that had previously made up the high-performance analog business (lightspeed connectivity solutions and high-performance analog, consisting of our switching and signal conditioning products). Based on the overall assessment of Mr. Halim's performance against his MAP goals, the compensation committee determined that 75% of the shares of restricted stock comprising his equity incentive award would vest for fiscal year 2007.

        Mr. Hamilton.    Mr. Hamilton's criteria for earning shares of restricted stock under the MAP plan is the same as his criteria for earning the cash incentive award described above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive-Based Compensation—Cash Incentive Awards." Based on the analysis set forth in that section, the compensation committee determined that 93.6% of the shares of restricted stock comprising Mr. Hamilton's equity incentive award would vest for fiscal year 2007.

        Mr. Biddiscombe.    The compensation committee determined that Mr. Biddiscombe be awarded 50% of the financial performance factors, based on the same analysis as set forth for Mr. Halim above, and 100% of his individual organization development goals for fiscal year 2007. Mr. Biddiscombe's individual goals were comprised of the following, each weighted at 10% of his overall award: (i) ensuring integrity in financial reporting; (ii) management of cash and working capital; (iii) auditing management and planning; (iv) management of business law and securities law issues; and (v) management of our patent, trademark and trade secret portfolios. Based on the overall assessment of Mr. Biddiscombe's performance against his MAP goals, the compensation committee determined that 75% of the shares of restricted stock comprising his equity incentive award would vest for fiscal year 2007.

        Mr. Medrek.    The compensation committee determined that Mr. Medrek be awarded 50% of the financial performance factors, based on the same analysis as set forth for Mr. Halim above, and the following percentages of his individual goals for fiscal year 2007: (i) engineering execution—95% (20% weighting of overall award); (ii) offshoring execution and forecast accuracy—100% (10% weighting of overall award); and (iii) design wins and market execution—90% (20% weighting of overall award). Based on the overall assessment of Mr. Medrek's performance against his MAP goals, the compensation committee determined that 72.6% of the shares of restricted stock comprising his equity incentive award would vest for fiscal year 2007.

        Mr. Nesbit.    The compensation committee determined that Mr. Nesbit be awarded 50% of the financial performance factors, based on the same analysis as set forth for Mr. Halim above, and the following percentages of his individual goals for fiscal year 2007: (i) inventory management—95% (20% weighting of overall award); (ii) customer satisfaction—90% (20% weighting of overall award); and (iii) quality improvement—100% (10% weighting of overall award). Based on the overall assessment of Mr. Nesbit's performance against his MAP goals, the compensation committee determined that 72.6% of the shares of restricted stock comprising his equity incentive award would vest for fiscal year 2007.

        The table below summarizes the number of shares earned by each named executive officer pursuant to their performance-based equity incentive awards based on the analysis above. To the extent that the named executive officer did not meet all of his performance goals, shares did not vest and were subsequently forfeited. The final column of the table presents the percentage of performance goals achieved by each named executive officer in the prior fiscal year in order to provide greater context regarding performance goals and the level of difficulty for their achievement.

Named Executive Officer	Number of Performance Based Restricted Shares Awarded	Fiscal Year 2007 Performance Achievement	Number of Restricted Shares Vested	Number of Restricted Shares Forfeited	Fiscal Year 2006 Performance Achievement
Raouf Y. Halim	125,000	75%	93,750	31,250	95%
Simon Biddiscombe	50,000	75%	37,500	12,500	97%
Gerald J. Hamilton	31,250	93.6%	29,250	2,000	100%
Thomas J. Medrek	31,250	72.6%	22,688	8,562	92%
Wayne K. Nesbit	31,250	72.6%	22,688	8,562	94%

        The incentive equity awards provided under this plan are consistent with our compensation goals and philosophy. In order to pay for performance, the vesting criteria of the restricted stock award link overall company and individual performance with the eventual actual value of the award. Furthermore, by offering equity rather than cash, we believe that we can better align our executive's interests with those of our stockholders.

    Long-Term Equity Awards

        Our long-term compensation consists of restricted stock and option awards provided under our 2003 long-term incentives plan. In determining the timing and size of our awards, we follow our policy of attempting to provide compensation that is competitive with our peers. Additionally, we consider the number and status of past long-term awards when deciding to make a new grant.

        We routinely grant eligible employees equity awards at the time of hire and also provide equity awards covering substantially all employees annually. The vesting periods vary with respect to each individual award, but awards generally vest within four years. The exercise price of all stock options is set at the fair market value of the company's stock on the grant date.

        Our long-term compensation award of stock options and restricted stock is consistent with our goals for compensation, particularly in aligning the interests of our executive officers with our stockholders. The award provides compensation beyond a salary and assists us in recruiting and retaining executive officers. The awards are useful in retention because of their vesting requirements, which provide that upon termination of employment, only options currently vested may be exercised and unvested stock grants are forfeited. Thus, this long-term compensation award gives executive officers an incentive to remain with the company through the award's entire vesting period.

        During fiscal year 2007, we granted stock options to all of our named executive officers as part of our long-term compensation. The awards are scheduled to vest as to 12.5% of the underlying award in May 2008 and 12.5% of the underlying award every three months for 21 months thereafter. The number of options awarded varied with respect to each individual due to differences in each individual's compensation targets and role within the company. See the "Grants of Plan Based Awards" table below for information on the number of options awarded to each named executive officer during fiscal year 2007. For information about awards granted in previous years, see our "Outstanding Equity Awards at Fiscal Year-End" table below.

Special Bonuses

        Following the conclusion of fiscal year 2007, the compensation committee approved special cash bonuses of $250,000 to Mr. Halim and $100,000 to Mr. Biddiscombe. Each of these bonuses is subject to a special bonus letter agreement. The special bonuses must be repaid to the company if the executive officer voluntarily leaves the company or is terminated for cause on or prior to November 23, 2008, the first anniversary of the special bonus award. The compensation committee determined these payments to be appropriate to help ensure management continuity and to recognize the importance of Mr. Halim and Mr. Biddiscombe in continuing through 2008 the progress made in the second half of 2007.

        The compensation committee also granted a special equity award to Mr. Biddiscombe in February 2007, to recognize his contributions and encourage his continued commitment to our company. The award included 100,000 shares of restricted stock and 175,000 stock options (which was in excess of the guideline of 62,500 stock options that he otherwise would have received as part of our broad-based grant of stock options to employees in February 2007). The stock options will vest as to 12.5% of the underlying award in May 2008 and 12.5% of the underlying award every three months for 21 months thereafter. The shares of restricted stock will vest as to 33.33% of the underlying award in February 2008 and as to 8.33% of the underlying award every three months for two years thereafter. For valuation of these awards, see our "Grants of Plan-Based Awards" table below.

Other Compensation Policies

    Perquisites and Personal Benefits

        We provide our executive officers, including our chief executive officer, with perquisites and other personal benefits that we believe are reasonable, competitive and consistent with other semiconductor companies and our overall executive compensation program. The perquisites and personal benefits that we regularly offer include retirement savings plan matching contributions, deferred compensation plan contributions, life insurance premiums, excess personal liability insurance premiums, an annual physical examination, airline club fees, club dues and financial services.

        In determining the appropriate level of perquisites and personal benefits, we periodically review the Ayco Executive Benefits & Perquisite survey, as well as information provided in the proxy statements and SEC filings of our peer group. We believe that these benefits help us to hire and retain qualified executives and enable them to perform their job responsibilities with fewer distractions. For valuation of perquisites and other benefits provided during fiscal year 2007, see footnote 3 of our "Summary Compensation Table" below.

    Timing of Grants of Equity Awards

        We have generally considered grants of stock options and restricted stock to our executive officers on an annual basis at regularly scheduled meetings of the compensation committee. Formal approval of grants of equity awards is obtained on the date of grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of equity awards in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value of executive compensation. The exercise price for stock options we have granted equals the closing price of our common stock on the grant date.

    Policy Regarding Deductibility of Compensation

        Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer or any of the other four most highly compensated executive officers. However, certain compensation meeting a tax law definition of "performance-based" is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in our 2003 long-term incentives plan designed to enable grants of options to executives affected by Section 162(m) to qualify as "performance-based" compensation. Such grants cannot qualify until they are made by a committee consisting of "outside directors" under Section 162(m). In fiscal year 2007, our executives did not receive compensation at a level that exceeds the $1 million limit. However, the compensation committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executives, the compensation committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the compensation committee may from time to time deem it appropriate to approve elements of compensation for certain executive officers that are not fully deductible.

    Change of Control Agreements

        Each of the named executive officers has entered into our standard change of control agreement, which provides under certain circumstances for payments upon termination of employment in connection with a change of control of the company. Payments made under the agreement are subject to a "double trigger," meaning that both a change of control and a termination are required. We believe that a change of control agreement is necessary to diminish the inevitable distraction of executive officers by virtue of the personal uncertainties and risks created by a pending or threatened change of control. This agreement intends to encourage the executive officer's full attention and dedication and to provide a compensation and benefits arrangement satisfactory to the executive officer and competitive with other corporations.

        For the purposes of this agreement, a change of control generally means:

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

        An executive who terminates his own employment for good reason or whose employment is terminated by us for reasons other than for cause, disability or death (qualified terminations) in connection with a change of control is entitled to the following payouts and benefits:

  •
  three times the executive officer's base annual salary for the chief executive officer and two times the base annual salary for all other executive officers;

  •
  three times the executive officer's bonus under our annual incentive plans for the chief executive officer and two times the bonus for all other executive officers;

  •
  accrued vacation pay to the extent that it remains unpaid;

  •
  continued coverage under our welfare benefit plans for two years after termination, including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs to the extent applicable generally to other peer executives of our company and its affiliated companies;

  •
  outplacement services, the scope and provider of which shall be selected by the executive officer in his sole discretion;

  •
  other benefits including those that the executive officer is eligible to receive under any plan, program, policy or practice or contract or agreement; and

  •
  a gross-up payment, defined as the amount equal to the excise tax on any payment by us pursuant to the change of control agreement as imposed by section 4999 of the Internal Revenue Code and all taxes associated with the payment of that excise tax.

        We believe that providing for payment under the change of control agreements upon a double trigger of a change of control and a qualified termination achieves the balanced result of focusing the executive officer and protecting our company's best interests. For more information regarding potential payments under the change of control agreements, see the "Potential Payments Upon Termination or Change-in-Control" table below.

    Retirement Plans

        Executive officers are eligible to participate in two of our retirement plans, our retirement savings plan and our deferred compensation plan. Our retirement savings plan operates as a defined contribution tax-qualified plan, and our deferred compensation plan is an unfunded nonqualified plan. The difference between these plans from our perspective is that under a tax-qualified plan we are eligible for a tax deduction in the year the compensation is earned, and under a nonqualified plan we are eligible for a tax deduction in the year the compensation is actually paid. These plans serve to offer our executive officers with competitive benefits and allow us to recognize their present and future contributions to our company.

        Under our retirement savings plan (a 401(k) retirement plan open to all of our domestic salaried employees), a participant may elect to defer compensation within certain contribution limitations. We retain the discretion to contribute to each participant's plan through profit sharing and matching of contributions. Our contributions are paid in the form of our common stock. For fiscal year 2007, we matched participants' contributions 50% for the first quarter, and 100% for the remainder of the year, of the first 4% of the participant's covered compensation. The matching contributions paid to the named executive officers under our retirement savings plan during fiscal year 2007 are listed in footnote 3 of our "Summary Compensation Table" below.

        Under our deferred compensation plan, a select group of highly compensated employees and directors of our company may defer compensation subject to a minimum contribution. The plan has no maximum level of contribution. We match the participant's contribution under this plan in an amount equal to the match the participant would have received under our retirement savings plan but for his or her participation in our deferred compensation plan and certain limitations imposed by the tax code less the match actually credited to the participant under our retirement savings plan. For more information about our deferred compensation plan and the named executive officers' contributions, please see our "Nonqualified Deferred Compensation" table below.

Overall Analysis

        We operate in a highly competitive and cyclical industry. As a company, we have been focused on achieving profitability by reducing expenses and increasing our revenues. While we did not achieve all of our financial goals in fiscal year 2007, significant progress was made, particularly during the second half of the year. For each of the past four years, our net loss has decreased. We believe it is vital to retain and motivate our executive officers in order to achieve profitability. The base salaries and special bonuses paid to our named executive officers are intended to compensate them for services rendered and to prevent us from losing their services to other companies in our industry. We use equity-based compensation, particularly in the form of time-vested stock option grants, to align the interests of executive officers with those of stockholders and to provide a further retention incentive. Finally, our short-term incentives support our pay for performance philosophy by linking the vesting of restricted stock grants to the achievement of overall company and individual performance goals. Thus, we believe that our compensation program successfully achieves our objectives.

        During fiscal 2008, we intend to continue monitoring the appropriate level of compensation of our executive officers through the use of our third-party compensation consultant, review of the Radford High Tech survey and comparison to the compensation practices of our peer group.

Summary Compensation Table

        The following table sets forth the compensation earned for services performed for our company during fiscal year 2007 by:

  •
  our chief executive officer;

  •
  our chief financial officer; and

  •
  each of our other three most highly compensated executive officers, employed by us as of the end of fiscal year 2007, whom we refer to collectively as our "named executive officers."

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Raouf Y. Halim Chief Executive Officer	2007	$500,000	$330,953	$143,855	—	$56,737	$1,031,545
Simon Biddiscombe Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2007	293,750	176,060	91,873	—	35,659	597,342
Gerald J. Hamilton Senior Vice President, Worldwide Sales	2007	270,164	88,628	44,638	$122,826	100,197	626,453
Thomas J. Medrek Senior Vice President and General Manager, Multiservice Access	2007	300,000	85,107	69,221	—	80,598	534,926
Wayne K. Nesbit(4) Senior Vice President, Operations	2007	297,500	94,807	42,724	—	35,192	470,223

(1)
Includes amounts deferred pursuant to our retirement savings plan and our deferred compensation plan. For Mr. Hamilton, this figure includes commissions amounting to $30,164.

(2)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123R, of awards pursuant to our 2003 long-term incentives plan and prior stock incentive plans no longer in effect and thus may include amounts from awards granted both in and prior to fiscal year 2007. Assumptions used in the calculation of these amounts are included in Note 10, "Stock-Based Compensation" to our audited financial statements for the fiscal year ended September 30, 2007 included in our annual report on Form 10-K originally filed with the SEC on November 30, 2007. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)
The amount shown as "All Other Compensation" includes the following perquisites and personal benefits:

Name	Retirement Savings Plan Contributions (A)	Deferred Compensation Plan Contributions (B)	Life Insurance Premiums	Liability Insurance Premiums (C)	Auto Lease	Airline Club Fees	Club Dues	Financial Services (D)	Housing	Relocation
Raouf Y. Halim	$9,154	—	$1,416	$3,477	—	$1,036	$24,023	$17,631	—	—
Simon Biddiscombe	9,845	$452	581	1,159	—	444	5,547	17,631	—	—
Gerald J. Hamilton	8,492	—	1,139	—	$4,615	—	—	17,751	$11,077	$57,123
Thomas J. Medrek	9,929	—	1,483	1,159	—	370	462	28,515	—	38,680
Wayne K. Nesbit	10,562	—	954	1,159	—	571	4,315	17,631	—	—

  (A)
  Represents amounts we contributed pursuant to our retirement savings plan.

  (B)
  Represents amounts we contributed pursuant to our deferred compensation plan.

  (C)
  Represents amounts we paid for excess personal liability insurance coverage.

  (D)
  Represents fees we paid on behalf of the executive for financial services provided by a third party, including financial counseling, tax return preparation and estate planning.

For more information about perquisites, see the discussion above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies—Perquisites and Personal Benefits."

(4)
Mr. Nesbit resigned his employment effective January 3, 2008.

Grants of Plan-Based Awards

        The following table presents information on equity awards granted under our 2003 long-term incentives plan and awards granted under non-equity incentive plans to our named executive officers during fiscal year 2007.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Possible Payouts Under Equity Incentive Plan Awards(2)					Exercise or Base Price of option Awards ($/Sh)
Grant Date Fair Value of Stock and Option Awards(5)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Raouf Y. Halim	11/16/2006 2/2/2007	— —	— —		— —	62,500 —	125,000 —	125,000 —	— —	— 250,000	$	— 2.19	$225,000 290,000
Simon Biddiscombe	11/16/2006 2/2/2007 2/2/2007	— — —	— — —		— — —	25,000 — —	50,000 — —	50,000 — —	— 100,000 —	— — 175,000		— — 2.19	90,000 219,000 203,000
Gerald J. Hamilton	— 11/16/2006 2/2/2007	— — —	$132,000 — —	(1)	— — —	— 15,625 —	— 31,250 —	— 31,250 —	— — —	— — 62,500		— — 2.19	— 56,250 72,500
Thomas J. Medrek	11/16/2006 2/2/2007	— —	— —		— —	15,625 —	31,250 —	31,250 —	— —	— 62,500		— 2.19	56,250 72,500
Wayne K. Nesbit	11/16/2006 2/2/2007	— —	— —		— —	15,625 —	31,250 —	31,250 —	— —	— 62,500		— 2.19	56,250 72,500

(1)
The non-equity incentive award for Mr. Hamilton was made pursuant to the senior vice president of worldwide sales bonus plan, which does not provide for a threshold or maximum payout. The target payout represents 55% of Mr. Hamilton's base annual salary. For more information about the material terms of this award, see the discussion above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive-Based Compensation—Cash Incentive Awards."

(2)
All awards featured in this column are shares of restricted stock and were made pursuant to our 2003 long-term incentives plan. The shares of restricted stock were awarded on November 16, 2006 and are earned based on fiscal year 2007 performance. Earned shares vested on November 16, 2007. The material terms of this award are discussed above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive-Based Compensation—Equity Incentive Awards."

(3)
The material terms of these awards are discussed above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Special Bonuses."

(4)
The material terms of these awards are discussed above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Awards."

(5)
The grant date fair value for equity awards has been calculated in accordance with FAS 123R. In contrast to how we present amounts in the "Summary Compensation Table" above, we report the amounts in this column without apportioning the amount over the applicable service or vesting period.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the equity awards we have made to our named executive officers which were outstanding as of the end of fiscal year 2007.

Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Raouf Y. Halim	10/27/2000 3/30/2001 4/3/2002 4/3/2002 8/15/2003 7/30/2004 1/28/2005 2/2/2007 1/31/2006 11/16/2006	8,579 955,927 323 160,920 300,000 118,750 180,000 0 — —	0 0 0 0 0 31,250 0 250,000 — —	$4.4059 1.8002 2.3586 2.3586 2.65 3.553 2.28 2.19 — —	10/27/2010 3/30/2011 4/2/2012 4/3/2012 8/15/2011 7/30/2012 1/28/2013 2/2/2015 — —	— — — — — — — — 70,835 93,750	$	— — — — — — — — 122,545 162,188
Simon Biddiscombe	2/15/2001 3/30/2001 11/5/2002 6/9/2003 6/30/2003 8/15/2003 7/30/20004 1/28/2005 2/2/2007 1/31/2006 11/16/2006 2/2/2007	20,043 9,782 3,128 26,812 125,000 100,000 59,374 100,000 0 — — —	0 0 0 0 0 0 15,626 0 175,000 — — —	3.6506 1.8002 1.003 2.1007 2.70 2.65 3.553 2.28 2.19 — — —	2/15/2009 3/29/2011 11/5/2010 6/9/2011 6/30/2011 8/15/2011 7/30/2012 1/28/2013 2/2/2015 — — —	— — — — — — — — — 25,000 37,500 100,000		— — — — — — — — — 43,250 64,875 173,000
Gerald J. Hamilton	3/30/2001 4/3/2002 11/5/2002 8/15/2003 7/30/2004 1/28/2005 8/4/2006 2/2/2007 1/31/2006 8/4/2006 11/16/2006	7,655 3,874 10,730 33,337 13,854 24,300 25,000 0 — — —	0 0 0 0 3,646 0 75,000 62,500 — — —	1.8002 2.3586 1.003 2.65 3.23 2.28 1.49 2.19 — — —	3/30/2009 4/3/2010 11/5/2010 8/15/2011 7/30/2012 1/28/2013 8/4/2014 2/2/2015 — — —	— — — — — — — — 9,375 45,000 29,250		— — — — — — — — 16,219 77,850 50,603
Thomas J. Medrek	10/27/2000 3/30/2001 3/30/2001 4/3/2002 4/26/2002 11/5/2002 8/15/2003 7/16/2004 7/30/2004 1/28/2005 2/2/2007 1/31/2006 11/16/2006	2,083 21,513 126,854 36,210 26,812 30,749 100,000 56,250 43,542 60,000 0 — —	0 0 0 0 0 0 0 18,750 11,458 0 62,500 — —	4.4059 1.8002 1.8002 2.3586 2.0423 1.003 2.65 3.10 3.553 2.28 2.19 — —	10/27/2010 3/29/2011 3/30/2009 4/3/2010 4/26/2010 11/5/2010 8/15/2011 7/16/2012 7/30/2012 1/28/2013 2/2/2015 — —	— — — — — — — — — — — 25,000 22,688		— — — — — — — — — — — 43,250 39,250
Wayne K. Nesbit	2/15/2001 1/14/2002 1/14/2002 11/5/2002 8/15/2003 7/30/2004 1/28/2005 2/2/2007 1/31/2006 11/16/2006	60,660 10,843 15,943 35,749 100,000 39,582 100,000 0 — —	0 0 0 0 0 10,418 0 62,500 — —	3.6506 2.6526 2.6526 1.003 2.65 3.553 2.28 2.19 — —	2/15/2009 1/13/2012 1/14/2012 11/5/2010 8/15/2011 7/30/2012 1/28/2013 2/2/2015 — —	— — — — — — — — 20,834 22,688		— — — — — — — — 36,043 39,250

(1)
Restricted stock awards granted November 16, 2006 in this column were granted pursuant to our 2003 long-term incentives plan and were earned and vested in proportion to the accomplishment of each executive officer's goals during fiscal year 2007. The figure shown in this column represents the number of shares deemed earned for fiscal year 2007 performance, as determined by the compensation committee on November 15, 2007. All shares deemed unearned were forfeited. The earned shares are included in this table because as of the end of fiscal year 2007, the relevant performance condition had been satisfied, but the shares remained unvested until November 16, 2007.

(2)
The market value noted in this column was determined by multiplying the number of unvested shares by $1.73, the closing price of our common stock on the last business day of fiscal year 2007.

Stock Option Award Vesting Schedule

        The vesting schedule for stock option awards is set forth below.

Grant Date	Vesting
10/27/2000	Options vested as to 50% of the underlying award on each anniversary of the grant date for two years.
2/15/2001
Mr. Biddiscombe and Mr. Nesbit each received two sets of grants on this grant date. Mr. Biddiscombe's first grant of 14,298 options vested as to 25% of the underlying award on each anniversary of the grant date for four years. His second grant of 5,745 options vested as to 50% of the underlying award on each anniversary of the grant date for two years. Mr. Nesbit's first grant of 53,619 options vested as to 25% of the underlying award on each anniversary of the grant date for four years. His second grant of 7,041 options vested as to 50% of the underlying award on each anniversary of the grant date for two years.
3/30/2001	Options vested as to 50% of the underlying award on the first anniversary of the grant date and 25% on each anniversary of the grant date for two years thereafter.
4/3/2002
The options listed under this grant date were repriced options from earlier grants. Each repriced grant retained its original vesting schedule, but we note the original grant date below. Mr. Halim received a grant of 80,464 options on February 10, 2000, and a grant of 80,465 options on July 24, 2000. Mr. Hamilton received a grant of 3,576 options on July 24, 2000, and a grant of 6,258 options on September 26, 2001. Mr. Medrek received a grant of 7,602 options on October 19, 1999, a grant of 14,304 options on March 13, 2000, and a grant of 14,304 options on July 24, 2000. The vesting schedule for each of these grants provided for 25% of the underlying award to vest on each anniversary of the grant date for four years, except the vesting schedule for Mr. Medrek's award granted on October 19, 1999. This award was made under a plan of a company that we acquired, and we have no detailed information about its original vesting schedule. This award was fully vested as of December 31, 2004.
1/14/2002 4/26/2002 11/5/2002 6/9/2003 6/30/2003 8/15/2003 7/16/2004	Options vested as to 25% of the underlying award on each anniversary of the grant date for four years.
7/30/2004	Options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 2.083% of the underlying award every month for three years thereafter.
1/28/2005	Options vested as to 50% of the underlying award on the six month anniversary of the grant date and as to 50% of the underlying award on the one year anniversary of the grant date.
2/2/2007	Options will vest as to 12.5% of the underlying award on the 15 month anniversary of the grant date and as to 12.5% of the underlying award every three months for 21 months thereafter.

Restricted Stock Award Vesting Schedule

        The vesting schedule for restricted stock awards is set forth below.

Grant Date	Vesting
1/31/2006 8/4/2006	The shares of restricted stock vested as to 25% of the underlying award on the first anniversary of the grant date and will vest as to 6.25% of the underlying award every three months for three years thereafter.
11/16/2006
The shares of restricted stock were earned and fully vested on the first anniversary of the grant date. Shares subject to this grant were earned based on achievement of overall company and individual performance goals. Shares that remained unearned based on these goals were forfeited on the first anniversary of the grant date. For a discussion of the vesting provisions of these awards, see "Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Incentive-Based Compensation—Equity Incentive Awards" above.
2/2/2007
The shares of restricted stock vested as to 33.33% of the underlying award on the first anniversary of the grant date and as to 8.33% of the underlying award every three months for two years thereafter.

Option Exercises and Stock Vested

        The following table sets forth information regarding the exercise of stock options and the vesting of restricted stock awards for each of our named executive officers during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Raouf Y. Halim	399,941	$328,381	234,999	$431,427
Simon Biddiscombe	—	—	88,500	162,275
Gerald J. Hamilton	—	—	55,625	105,390
Thomas J. Medrek	—	—	86,000	157,775
Wayne K. Nesbit	—	—	86,166	158,228

(1)
We computed the dollar amount realized upon exercise by multiplying the number of shares by the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)
We computed the dollar amount realized upon vesting by multiplying the number of shares by the market price of the underlying securities on the vesting date.

Nonqualified Deferred Compensation

        Our deferred compensation plan provides for the deferral of compensation on a basis that is not tax-qualified for a select group of highly compensated employees and directors. A participant may defer up to 100% of base annual salary, annual bonus and director fees. If a participant elects to defer from any of these three sources, he or she must defer at least $2,000 from the source from which he or she deferred. A participant may also elect to defer 100% of restricted stock grants and qualifying gains with respect to the exercise of eligible stock options. If a participant elects to defer from one of these two sources, he or she must defer at least 25% from the source from which he or she deferred, provided that the amount is at least $50,000 or 100% of the award.

        We will provide a matching amount to each participant equal to the match the participant would have received under our retirement savings plan but for his or her participation in our deferred compensation plan and the limitations of certain provisions of the Internal Revenue Code, less the match actually credited to the participant's retirement savings plan account. We may also, in our discretion, credit any amount we desire to any participant's account under the terms of our deferred compensation plan.

        A participant may allocate and apportion his or her account funds (other than deferred restricted stock grants and stock option grants) in 5% increments into personally selected measurement funds. He or she may choose these funds from a pre-selected list, previously determined by our company, consisting of mutual funds, insurance company separate accounts, indexed rates or other investment vehicles. Interest and other plan earnings of individual accounts are determined by the performance of these measurement funds on a daily basis. These funds are used solely for measurement purposes, and participants hold no actual investment in them.

        A participant or the beneficiary may pre-elect to receive benefits under the plan pursuant to an annual installment method of 2, 5, 10, 15 or 20 years or in a lump sum after retirement, death or other termination of employment. If the participant's account balance is less than $15,500 at the time of retirement, death or other termination, the benefit must be paid as a lump sum.

        The following table sets forth amounts deferred by the named executive officers under our deferred compensation plan during fiscal year 2007.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End($)
Raouf Y. Halim	—	—	—	—	—
Simon Biddiscombe	$11,750	$452	$1,207	0	$33,408
Gerald J. Hamilton	—	—	—	—	—
Thomas J. Medrek	0	0	18,091	0	142,995
Wayne K. Nesbit	—	—	—	—	—

(1)
These amounts are included in the "Summary Compensation Table" above in the "Salary" column.

(2)
These amounts are included in the "Summary Compensation Table" above in the "All Other Compensation" column.

(3)
These amounts are not included in the "Summary Compensation Table" above because the earnings are not preferential or above-market.

Potential Payments upon Termination or Change-in-Control

        Under the terms of our standard change of control agreement, deferred compensation plan and 2003 long-term incentives plan, our named executive officers may be entitled to certain payments upon termination of their employment. The following description of the plans is qualified by reference to the complete text of the plans, which have been filed with the SEC. We have not entered into severance agreements with any of our named executive officers.

        The following table sets forth estimated payments that would be made to each of our named executive officers upon termination of employment under various circumstances, including: (i) death; (ii) a qualified termination in connection with a change of control; and (iii) termination for any other reason. The information set forth in the table assumes:

  •
  the termination event occurred on the last day of fiscal year 2007;

  •
  all payments are made in a lump sum on the date of termination;

  •
  we are current on all obligations owed the executive through the date of termination (including salary and bonus, but excluding accrued vacation); and

  •
  the executive does not find new employment with another employer within two years.

        The actual amounts to be paid can only be determined at the time of the executive's termination of employment and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes. Following the table is a description of the plans and agreements that affect potential payments upon death, termination or change of control.

Name	Death	Qualified Termination in Connection with a Change of Control	Termination for Any Other Reason
Raouf Y. Halim
Accrued Vacation	$56,388	$56,388	$56,388
Deferred Compensation Plan	—	—	—
2003 Long-Term Incentives Plan	—	—	—
Change of Control Agreement
Multiplied Salary(1)	—	1,500,000	—
Multiplied Annual Bonus(2)	—	1,500,000	—
Welfare Benefits(3)	—	37,050	—
Outplacement Services(4)	—	12,000	—
Gross-up Payment	—	—	—

Total	$56,388	$3,105,438	$56,388

Simon Biddiscombe
Accrued Vacation	$8,859	$8,859	$8,859
Deferred Compensation Plan	33,408	33,408	33,408
2003 Long-Term Incentives Plan	—	—	—
Change of Control Agreement
Multiplied Salary	—	600,000	—
Multiplied Annual Bonus	—	330,000	—
Welfare Benefits	—	37,050	—
Outplacement Services	—	12,000	—
Gross-up Payment	—	—	—

Total	$42,267	$1,021,317	$42,267

Gerald J. Hamilton
Accrued Vacation	$16,084	$16,084	$16,084
Deferred Compensation Plan	—	—	—
2003 Long-Term Incentives Plan	18,000	—	—
Change of Control Agreement
Multiplied Salary	—	480,000	—
Multiplied Annual Bonus	—	264,000	—
Welfare Benefits	—	37,050	—
Outplacement Services	—	12,000	—
Gross-up Payment	—	—	—

Total	$34,084	$809,134	$16,084

Thomas J. Medrek
Accrued Vacation	$14,161	$14,161	$14,161
Deferred Compensation Plan	142,995	142,995	142,995
2003 Long-Term Incentives Plan	—	—	—
Change of Control Agreement
Multiplied Salary	—	600,000	—
Multiplied Annual Bonus	—	330,000	—
Welfare Benefits	—	37,050	—
Outplacement Services	—	12,000	—
Gross-up Payment	—	—	—

Total	$157,156	$1,136,206	$157,156

Wayne K. Nesbit
Accrued Vacation	$19,552	$19,552	$19,552
Deferred Compensation Plan	—	—	—
2003 Long-Term Incentives Plan	—	—	—
Change of Control Agreement
Multiplied Salary	—	600,000	—
Multiplied Annual Bonus	—	330,000	—
Welfare Benefits	—	37,050	—
Outplacement Services	—	12,000	—
Gross-up Payment	—	—	—

Total	$19,552	$998,602	$19,552

(1)
The multiple used for the multiplied salary for Mr. Halim as the chief executive officer is three. The multiple used for all other named executive officers is two. The multiplied salary amount is based on the named executive officer's base annual salary as of the end of fiscal year 2007.

(2)
The multiple used for the multiplied bonus for Mr. Halim as the chief executive officer is three. The multiple used for all other named executive officers is two. The annual bonus amount used is based on individual target incentive amounts as established by the compensation committee for fiscal year 2007.

(3)
Welfare benefits include the following benefits:

Benefits (Insurance Premiums)	Annual Value
Medical	$15,000
Dental	1,800
Vision	800
Basic Life	450
Accidental Death and Disability	100
Long-Term Disability	375
(4)
The value of outplacement services is estimated based on industry standards.

Deferred Compensation Plan

        Under the terms of our deferred compensation plan, a participating executive is entitled to receive the balance of his account upon termination of his employment. The method of distribution may vary depending on the exact nature of the termination, but in all cases a lump sum payment is an option. As noted above, the table assumes that the deferred compensation benefit is paid in a lump sum.

        Participants in our deferred compensation plan are entitled to this benefit regardless of the reason for the termination. As of the end of fiscal year 2007, only Mr. Biddiscombe and Mr. Medrek had outstanding balances in our deferred compensation plan.

Accrued Vacation

        Our named executive officers are entitled to payments for their accrued vacation time regardless of the reason for the termination of their employment. The amounts of these payments vary with respect to each individual officer.

2003 Long-Term Incentives Plan

        Under the terms of our 2003 long-term incentives plan, the estate or beneficiaries of an executive whose employment is terminated by his or her death are entitled to exercise all outstanding options for up to three years following his or her death. The estate or beneficiaries may exercise these options regardless of whether the options had vested prior to the employee's death. The table accounts for this benefit by multiplying the number of outstanding but unvested options by the difference between the exercise price of the option and $1.73, the price of our common stock on the last business day of fiscal year 2007. An employee terminated for reasons other than cause or his death may exercise only the options vested and exercisable as of the termination date for a period of three months following termination. An employee terminated for cause forfeits all options. No extra financial benefit from restricted stock awards is derived upon termination.

        Assuming death on the last day of fiscal year 2007, only Mr. Hamilton would derive value from the terms of this plan. Because of the individual circumstances of their vesting dates and exercise prices, no other named executive officer would financially benefit from the acceleration of unvested options under this plan.

Change of Control Agreements

        Each of the named executive officers has entered into our standard change of control agreement, which provides under certain circumstances for payments upon termination of employment in connection with a change of control of our company. Additional information regarding the change of control agreements is discussed above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies—Change of Control Agreements."

Director Compensation

        The following table sets forth the compensation earned for services performed for us as a director by each member of the board of directors, other than any director who is also a named executive officer, during fiscal year 2007.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Total ($)
Donald R. Beall(5)	$58,750	$31,650	$43,672	$134,072
Dwight W. Decker	61,250	31,650	36,220	129,120
Donald H. Gips(6)	52,500	31,650	36,996	121,146
Michael T. Hayashi	50,625	31,650	21,900	104,175
Ming Louie	58,750	31,650	38,420	128,820
Thomas A. Madden	73,750	31,650	38,420	143,820
Jerre L. Stead	72,500	31,650	37,762	141,912

(1)
Mr. Halim serves as a member of the board of directors and also as one of our executive officers. Mr. Halim did not receive any compensation for serving as a member of the board of directors, but is compensated for serving as our chief executive officer.

(2)
Represents the amount of cash compensation earned during fiscal year 2007 for service on the board of directors and committees of the board of directors, as applicable. For more information on how the directors were compensated, please see the explanation set forth below.

(3)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123R, of awards pursuant to our directors stock plan. Assumptions used in the calculation of these amounts are included in Note 10, "Stock-Based Compensation" to our audited financial statements for the fiscal year ended September 30, 2007 included in our annual report on Form 10-K filed originally with the SEC on November 30, 2007. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. On March 5, 2007, we awarded each non-employee director 15,000 shares of restricted stock, with a value of $2.11 per share (the closing price on March 5, 2007). These awards were granted pursuant to our directors stock plan. The grant date fair value of each stock award, as computed in accordance with FAS 123R, is $31,650 for each director.

  As of the end of fiscal year 2007, each of the following directors held awards of restricted stock in the aggregate amounts set forth in the table below, subject to the terms of their award agreements:

Name	Aggregate Number of Restricted Stock Shares (#)
Donald R. Beall	25,000
Dwight W. Decker	25,000
Donald H. Gips	25,000
Michael T. Hayashi	25,000
Ming Louie	25,000
Thomas A. Madden	25,000
Jerre L. Stead	25,000
(4)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123R, of awards pursuant to our directors stock plan. Assumptions used in the calculation of these amounts are included in Note 10, "Stock-Based Compensation" to our audited financial statements for the fiscal year ended

  September 30, 2007 included in our annual report on Form 10-K originally filed with the SEC on November 30, 2007. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of each option award, as computed in accordance with FAS 123R, is $22,800 for each director.

  As of the end of fiscal year 2007, each of the following directors held awards of stock options to purchase shares of our common stock in the aggregate amounts set forth in the table below, subject to the terms of their award agreements:

Name	Aggregate Number of Stock Options (#)
Donald R. Beall	152,180
Dwight W. Decker	1,294,106
Donald H. Gips	100,000
Michael T. Hayashi	80,000
Ming Louie	120,000
Thomas A. Madden	120,000
Jerre L. Stead	198,656
(5)
Mr. Beall retired from the board of directors effective November 15, 2007. In connection with Mr. Beall's retirement, the board of directors and the compensation committee approved the acceleration of all unvested stock options and other equity awards held by Mr. Beall, in accordance with our directors stock plan and our 2003 stock option plan. All unexercised stock options held by Mr. Beall as of November 15, 2007 became fully vested and exercisable; provided that each such option will expire upon the earlier to occur of: (i) November 15, 2012; or (ii) the expiration date specified in such option. In addition, all shares of restricted stock held by Mr. Beall vested ten days after his retirement in accordance with the terms of our directors stock plan.

(6)
Mr. Gips' director fees have been deferred pursuant to our deferred compensation plan.

        For board participation during fiscal year 2007, our non-employee directors each received annual base compensation of $30,000. They each also received committee participation compensation equal to $2,500 annually for service on the compensation committee and/or the governance committee ($7,500 if serving as chairman of such committee) and $5,000 annually for service on the audit committee ($10,000 if serving as chairman of such committee). In addition, each non-employee director received $1,250 per meeting for each board and committee meeting attended in person or by telephone. Mr. Decker, our non-employee chairman of the board, received an additional $20,000 for his services. Beginning in fiscal year 2008, the additional compensation to be paid to Mr. Decker for his service as chairman of the board will be increased to $50,000 annually.

        Our directors stock plan provides that upon initial election to the board, each non-employee director is granted an option to purchase 40,000 shares of our common stock at an exercise price per share equal to its fair market value on the date of grant. The options become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the date the options are granted. In addition, each non-employee director is granted an option to purchase 20,000 shares of our common stock following each annual meeting of stockholders. Following the annual meeting of stockholders in March 2007, each non-employee director also received a grant of 15,000 shares of restricted stock pursuant to the terms of our directors stock plan. The vesting of these shares is in the same manner as the settlement of the restricted stock units described below. Our directors stock plan provides that following the 2008 annual meeting of stockholders and each annual meeting of stockholders thereafter, each non-employee director will be granted restricted stock units in an amount equal to the lesser of: (i) 15,000 restricted stock units; or (ii) the number of restricted stock units (rounded to the nearest whole unit) equaling $45,000 divided by the closing price of our common stock on the date of grant. The recipient of the restricted stock units does not have rights of a stockholder until the shares underlying the restricted stock units are settled. The units are not settled until ten days after: (i) the recipient retires from the board after attaining age fifty-five and completing at least five years of service as a director; or (ii) the recipient resigns from the board or ceases to be a director by reason of antitrust laws, compliance with our conflict of interest policies, death, disability or other circumstances, and the board has not determined (prior to the expiration of such ten day period) that such resignation or cessation of service as a director is adverse to our best interests.

        Under the terms of our deferred compensation plan, a director may elect to defer all or part of his cash compensation and certain equity awards as described under the caption "Item 11. Executive Compensation—Nonqualified Deferred Compensation" above. Each director also has the option each year to receive all or a portion of cash compensation due via shares of our common stock or restricted stock units valued at the closing price of our common stock on the date each payment would otherwise be made.

Compensation Committee Interlocks and Insider Participation

        No member of the compensation committee during fiscal year 2007 was a current or former officer or employee of our company. There are no compensation committee interlocks between our company and other entities involving our executive officers and board members who serve as executive officers or board members of such other entities. No member of the committee had any relationship requiring disclosure below under the caption "Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions."

*            *            *

Notwithstanding anything to the contrary set forth in any of the company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, the Compensation Committee Report that follows does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any such filings, except to the extent that we specifically incorporate any such information into any such future filings.

Compensation Committee Report

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the board of directors that it be included in the company's annual report on Form 10-K for the year ended September 30, 2007 and in the company's proxy statement.

Compensation and Management Development Committee
Michael T. Hayashi Thomas A. Madden Jerre L. Stead

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2007 about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted under all of our existing equity compensation plans, including our 2003 long-term incentives plan, 2003 stock option plan and directors stock plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock plans	19,128,790	$2.28	3,666,834
Directors stock plan	780,000	3.56	451,853
Equity compensation plans not approved by stockholders	—	—	—

Total	19,908,790	2.33	4,118,687

Security Ownership of Certain Beneficial Owners and Management

        To our knowledge, the following table sets forth information regarding the beneficial ownership of the 116,849,055 shares of our common stock outstanding on November 30, 2007 by each person who is known to us, based upon filings with the SEC, to beneficially own more than 5% of our common stock, each of our directors, each named executive officer and all current directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment power with respect to the stock listed.

	Common Stock(1)
Name	Shares	Percent of Class
5% Stockholders
CNH Partners, LLC(2) Residence Two, Greenwich Plaza Greenwich, CT 06830	8,225,108	6.6%
Conexant Systems, Inc.(3) 4000 MacArthur Blvd., West Tower Newport Beach, CA 92660	30,000,000	20.4%
FMR Corp.(4) 82 Devonshire Street Boston, Massachusetts 02109	14,107,699	12.1%
Trivium Capital Management, LLC(5) 600 Lexington Avenue, 23rd Floor New York, NY 10022	11,584,023	9.9%
Directors
Dwight W. Decker(6)	1,448,598	1.2%
Donald H. Gips(6)	70,000	*
Raouf Y. Halim(6)	1,955,569	1.7%
Michael T. Hayashi(6)	53,000	*
Ming Louie(6)	95,000	*
Thomas A. Madden(6)	95,000	*
Jerre L. Stead(6)	196,316	*
Named Executive Officers
Simon Biddiscombe(6)	578,677	*
Gerald J. Hamilton(6)(7)	212,813	*
Thomas J. Medrek(6)	679,781	*
Wayne K. Nesbit(6)(7)(8)	440,742	*
All current directors and executive officers as a group (17 persons)(6)	6,887,257	5.6%

*
Represents less than 1% of our outstanding common stock

(1)
Unless otherwise indicated, each person's address is c/o Mindspeed Technologies, Inc., 4000 MacArthur Boulevard, East Tower, Newport Beach, California 92660. If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of November 30, 2007, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder's percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.

(2)
Represents shares of our common stock issuable upon conversion of our convertible notes. Pursuant to a Schedule 13G filed on February 7, 2007, each of CNH Partners, LLC and CNH CA Master Account L.P. has identified itself as having shared power to vote or direct the vote of the reported number of shares.

(3)
In connection with the spin-off of our company from Conexant Systems, Inc. in June 2003 and the distribution of our common stock by Conexant to its stockholders, we issued Conexant a warrant to purchase 30 million shares of common stock at a price of $3.408 per share (subject to adjustment in certain circumstances), exercisable through June 27, 2013. The warrants may not be exercised to the extent that such exercise would result in the holder of the warrants owning at any one time more than 10% of our outstanding common stock.

(4)
This information is based on a Schedule 13G filed on September 10, 2007, by FMR Corp., Edward C. Johnson and Fidelity Research and Management Company. Fidelity is a wholly-owned subsidiary of FMR, which is controlled by Mr. Johnson and members of his family. Through control of Fidelity, Mr. Johnson and FMR have sole dispositive power over the 14,107,699 shares owned by Fidelity. The voting power of these shares is held by Fidelity's Board of Trustees. Mr. Johnson and FMR also have dispositive and voting power over 90,800 shares owned by Pyramis Global Advisers, an indirect wholly-owned subsidiary of FMR.

(5)
This information is based on a Schedule 13G/A filed on December 10, 2007, by Trivium Capital Management, LLC and Trivium Offshore Fund, Ltd. Trivium Capital Management has shared voting and dispositive power over 11,584,023 shares. Trivium Offshore Fund has shared voting and dispositive power over 10,065,173 shares.

(6)
Includes shares that could be purchased by exercise of options on November 30, 2007 or within 60 days thereafter, as follows: 1,346,352 for Mr. Decker; 45,000 for Mr. Gips; 1,733,560 for Mr. Halim; 25,000 for Mr. Hayashi; 70,000 for Mr. Louie; 70,000 for Mr. Madden; 148,656 for Mr. Stead; 448,825 for Mr. Biddiscombe; 119,843 for Mr. Hamilton; 507,451 for Mr. Medrek; 365,901 for Mr. Nesbit; and 5,370,661 for the current directors and executive officers as a group.

(7)
Includes shares in which the individual has shared investment power due to marital dissolution proceedings.

(8)
Mr. Nesbit resigned his employment effective January 3, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

    Change of Control Agreements

        We have entered into change of control agreements with each of our current executive officers. The change of control agreements provide for certain payments upon a qualified termination in connection with a change of control. Additional information regarding the change of control agreements is discussed above under the caption "Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies—Change of Control Agreements."

    Indemnification Agreements

        We have entered into indemnification agreements with each of the directors and Mr. Biddiscombe. Each indemnification agreement provides that we will indemnify the director or executive from and against any expenses incurred by them as provided in Article III, Section 14 of our bylaws (subject to the procedural provisions specified in our bylaws) and, to the extent the laws of Delaware are amended to increase the scope of permissible indemnification, to the fullest extent of Delaware law.

    Severance Agreements

        On November 19, 2007, we entered into a severance and general release agreement with Jay E. Cormier in connection with his resignation as our senior vice president and general manager, high-performance analog. The material terms of the agreement provide that we will: (i) pay Mr. Cormier severance at a rate equal to his then existing salary rate of $5,000 per week beginning December 1, 2007 and ending August 29, 2008; (ii) continue paying Mr. Cormier's medical, dental, vision, life insurance, executive physical, health club and financial counseling benefits until November 28, 2008; and (iii) provide Mr. Cormier with outplacement assistance at our expense. The agreement also provides that Mr. Cormier will be placed on unpaid leave from August 30, 2008 through November 28, 2008, during which time all unvested stock options and restricted stock awards will continue to vest and after which time all unvested stock options and restricted stock awards will expire. Any vested stock options as of November 28, 2008, will be exercisable for a period of three months thereafter. The agreement also contains: (i) a limited non-competition provision (through the period of unpaid leave); (ii) Mr. Cormier's release of all claims against us; and (iii) a promise not to solicit our employees for a period ending November 28, 2009. The total approximate dollar value of Mr. Cormier's interest in the agreement is $358,000.

        On July 19, 2007, we entered into an agreement with Bradley W. Yates in connection with his resignation as our senior vice president and chief administrative officer. The material terms of the agreement provide that we would continue to pay Mr. Yates' health benefits and financial counseling through December 31, 2007, including tax preparation and filing in early 2008 for the 2007 tax year. The agreement further provides that Mr. Yates will be placed on unpaid leave through June 30, 2008, during which time all unvested stock options and restricted stock awards will continue to vest and after which time all unvested stock options and restricted stock awards will expire. Any vested stock options as of June 30, 2008, will be exercisable for a period of three months thereafter. Mr. Yates also remained eligible for his award under the fiscal year 2007 MAP plan, which vested in November 2007 and was prorated to reflect the length of his employment during fiscal year 2007. The terms of the agreement provide that Mr. Yates will: (i) repay a portion of the cash bonus awarded to him in January 2007 in accordance with the terms of the cash bonus award; (ii) provide us with up to eight hours per week of consulting services; (iii) forfeit his February 2007 grant of restricted stock; (iv) not solicit or hire our employees for a period of one year; and (v) release all claims against us. The total approximate dollar value of Mr. Yates' interest in the agreement is $142,000.

    Spin-off from Conexant

  Warrant

        In June 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of our common stock. In connection with the spin-off, we issued to Conexant a warrant to purchase 30 million shares of our common stock at a price of $3.408 per share, exercisable for a period beginning one year and ending 10 years after the spin-off. Pursuant to a registration rights agreement between us and Conexant, we registered with the SEC the sale or resale of the warrants and the underlying shares of our common stock.

  Common Directors

        Mr. Decker is the chairman of the board of Conexant and Mr. Stead is a director of Conexant. Mr. Beall served as a director of Conexant until November 2007.

  Sublease

        In connection with the spin-off, we entered into a sublease with Conexant for our headquarters. In March 2005, we entered into an amended and restated sublease with Conexant. Rent payable under the amended and restated sublease is approximately $3.9 million annually, subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant's actual costs. We paid Conexant $6.5 million in rent and related operating expenses during fiscal year 2007.

  Other Agreements

        In connection with the spin-off, we entered into the following additional agreements with Conexant: (i) a transition services agreement relating to services to be provided by Conexant to us and by us to Conexant following the spin-off; (ii) a patent license agreement relating to the allocation of certain rights relating to certain patents distributed to us in connection with the spin-off; (iii) a distribution agreement regarding the transfer from Conexant to us of the assets and liabilities of Conexant's internet infrastructure business; (iv) a tax allocation agreement regarding the allocation of liabilities and obligations with respect to taxes; and (v) an employee matters agreement regarding employee benefit plans and compensation arrangements. During fiscal year 2007, no payments were made pursuant to these agreements.

    Review, Approval or Ratification of Transactions with Related Persons

        Pursuant to the audit committee charter, which can be found at www.mindspeed.com, the audit committee is responsible for the review and approval of related person transactions, unless the transaction is approved by another independent body of the board. A related person is a director, executive officer, nominee for director or certain stockholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving our company and any related person when the amount involved exceeds $120,000, and the related person has a material direct or indirect interest.

        We identify transactions for review and approval through our code of business conduct and ethics which can be found at www.mindspeed.com. This code requires our employees to disclose any potential or actual conflicts of interest to our legal department or our human resources department. Directors must disclose potential or actual conflicts of interests to the chairman of the board, audit committee or compensation committee. This disclosure also covers potential conflicts involving immediate family members of the employees and directors. Each year we also require our directors and executive officers to complete a questionnaire intended to identify any transactions or potential transactions that must be reported according to SEC rules and regulations. This questionnaire also requires our directors and executive officers to promptly notify us of any changes during the course of the year.

Director Independence

        Each year prior to our annual meeting, the board reviews and determines the independence of its directors. During this review, the board considers transactions and relationships between each director or any member of his or her immediate family and our company and its subsidiaries and affiliates. The board measures these transactions and relationships against the independence requirements of the SEC and The NASDAQ Stock Market, LLC. As a result of this review, the board affirmatively determined that Messrs. Decker, Gips, Hayashi, Louie, Madden and Stead, are "independent" in accordance with the applicable rules of NASDAQ.

Item 14.    Principal Accounting Fees and Services

Principal Accounting Fees and Services

        The table below sets forth the aggregate fees billed by Deloitte & Touche LLP for professional services for fiscal year 2007 and fiscal year 2006.

Type of Fees	2007	2006
Audit fees(1)	$861,975	$917,692
Audit-related fees	—	—
Tax fees(2)	13,873	19,796
All other fees	—	—

Total	$875,847	$937,488

(1)
Audit fees consisted of fees for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements, services normally provided in connection with statutory and regulatory filings and audit of our internal control over financial reporting and attestation of management's report on the effectiveness of internal control over financial reporting.

(2)
Tax fees consisted of fees for professional services rendered for tax compliance, tax advice and tax planning.

    Audit Committee Pre-Approval of Audit and Non-Audit Services

        The audit committee's audit and non-audit services pre-approval policy provides for pre-approval of audit, audit-related, tax and all other services specifically described by the committee and individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy delegates to the chairman of the audit committee the authority to pre-approve non-audit services permitted by the Sarbanes-Oxley Act of 2002 up to a maximum for any one non-audit service of $50,000, provided that the chairman shall report any decisions to pre-approve such non-audit services to the full audit committee at its next regular meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)(1) Financial Statements

        The following consolidated financial statements of the company for the three fiscal years ended September 30, 2007 are filed as part of the company's original filing of this annual report on Form 10-K:

        Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity and Comprehensive Loss, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm.

  (2) Supplemental Schedules

Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto. Schedule II is filed as part of the company's original filing of this annual report on Form 10-K.

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
*10.34	Summary of Director Compensation Arrangements, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
**12.1	Statement re: Computation of Ratios.
**21	List of subsidiaries of the Registrant.
**23	Consent of independent registered public accounting firm.
**24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment.
31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment.
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

+
Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

**
Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on November 30, 2007.

  (b) Exhibits

        See subsection (a) (3) above.

  (c) Financial Statement Schedules

        The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 25th day of January, 2008.

MINDSPEED TECHNOLOGIES, INC.
By:	/s/ RAOUF Y. HALIM Raouf Y. Halim Chief Executive Officer

EXHIBIT INDEX

10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement constituting Exhibit 10.11 hereto.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment.

QuickLinks

EXPLANATORY NOTE
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Board of Directors
  Executive Officers
  Item 11. Executive Compensation
Compensation Discussion and Analysis
Summary Compensation Table
Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year-End
Option Exercises and Stock Vested
Nonqualified Deferred Compensation
Potential Payments upon Termination or Change-in-Control
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation Committee Report
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Equity Compensation Plan Information
  Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
  Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX