Form 10-Q
period 2007-12-31
MINDSPEED TECHNOLOGIES, INC
filed 2008-02-06
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50499

MINDSPEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer
Identification No.)

4000 MacArthur Boulevard, East Tower
Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(949) 579-3000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

In December 2007, the FASB issued a revised Statement No. 141, “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also establishes principles and requirements for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement is effective for fiscal years beginning after December 15, 2008  The Company will be required to adopt FAS 141R in the first quarter of fiscal 2010 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

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

The number of outstanding shares of the Registrant’s Common Stock as of January 25, 2008 was 117,478,422.

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

•           the value of our intellectual property and our strategy regarding sales of non-core intellectual property;

•           the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•           the importance of attracting and retaining highly skilled, dedicated personnel;

•           the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•           our ability to achieve revenue growth and profitability, or to sustain positive cash flows from operations, and the expected period through which we will continue to incur losses and negative cash flows;

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

•           our belief that we are benefiting from the increasing deployment of Internet protocol-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks;

•           the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

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

•           our ability to further generate cash;

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

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A under the heading “Risk Factors” and those detailed from time to time in our other filings with the SEC. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

For presentation purposes of this Quarterly Report on Form 10-Q, references made to the periods ended December 31, 2007 and 2006 relate to the actual fiscal 2008 first quarter ended December 28, 2007 and the actual fiscal 2007 first quarter ended December 29, 2006, respectively.  References made to the year ended September 30, 2007 relate to the actual fiscal year ended September 28, 2007.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

(unaudited, in thousands, except per share amounts)

	December 31, 2007	September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$27,514	$25,796
Receivables, net of allowance for doubtful accounts of $351 and $353 at December 31, 2007 and September 30, 2007, respectively	12,508	13,584
Inventories	12,794	15,023
Other current assets	4,296	3,763
Total current assets	57,112	58,166
Property, plant and equipment, net	13,322	13,147
Intangible assets, net	2,945	3,200
Goodwill	2,348	2,324
License agreements, net	1,774	1,798
Other assets	2,788	3,444
Total assets	$80,289	$82,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,394	$7,117
Deferred revenue	4,577	4,852
Accrued compensation and benefits	6,085	5,286
Accrued income tax	124	752
Restructuring	952	1,478
Other current liabilities	1,707	2,867
Total current liabilities	18,839	22,352
Convertible senior notes	45,145	45,037
Other liabilities	473	444
Total liabilities	64,457	67,833
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 117,421 and 115,759 shares issued at December 31, 2007 and September 30, 2007, respectively	1,174	1,158
Additional paid-in capital	264,589	262,501
Accumulated deficit	(235,107)	(234,480)
Accumulated other comprehensive loss	(14,824)	(14,933)
Total stockholders’ equity	15,832	14,246
Total liabilities and stockholders’ equity	$80,289	$82,079

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended December 31,
	2007	2006
Net revenues	$35,301	$30,157
Cost of goods sold	10,342	10,677
Gross margin	24,959	19,480

Operating expenses:
Research and development	13,718	15,600
Selling, general and administrative	11,506	10,793
Special charges	81	3,595

Total operating expenses	25,305	29,988

Operating loss	(346)	(10,508)

Interest expense	(562)	(559)
Other (expense) income, net	161	(53)

Loss before income taxes	(747)	(11,120)

Provision for income taxes	82	197

Net loss	$(829)	$(11,317)

Net loss per share, basic and diluted	$(0.01)	$(0.10)

Weighted-average number of shares used in per share computation	113,776	108,380

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited, in thousands)

	Three months ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(829)	$(11,317)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation and amortization	1,610	1,267
Stock-based compensation	1,654	1,476
Inventory provisions	(347)	(323)
Other non-cash items, net	128	92
Changes in assets and liabilities:
Receivables	1,087	1,743
Inventories	2,576	(533)
Accounts payable	(627)	1,025
Deferred revenue	(275)	(818)
Accrued expenses and other current liabilities	56	3,332
Other	(245)	1,304
Net cash provided by (used in) operating activities	4,788	(2,752)

Cash Flows From Investing Activities
Capital expenditures	(2,013)	(1,066)
Acquisition of assets, net of cash acquired	(1,155)	—
Purchases of available-for-sale marketable securities	—	(6,050)
Sales of available-for-sale marketable securities	—	3,800
Maturities of held-to-maturity marketable securities	—	863
Net cash used in investing activities	(3,168)	(2,453)

Cash Flows From Financing Activities
Exercise of stock options and warrants	101	359
Net cash provided by financing activities	101	359

Effect of foreign currency exchange rates on cash	(3)	—

Net increase (decrease) in cash and cash equivalents	1,718	(4,846)
Cash and cash equivalents at beginning of period	25,796	29,976
Cash and cash equivalents at end of period	$27,514	$25,130

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

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 5), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Liquidity - In order to become profitable, or to generate and sustain positive cash flows from operations, the Company must further reduce operating expenses and/or increase revenues. During the first quarter of fiscal 2008, the Company benefited from the completion of a series of cost reduction actions which have improved its operating cost structure.  These expense reductions alone may not make the Company profitable or allow it to sustain profitability if it is achieved. The Company’s ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. The Company may not be successful in achieving the necessary revenue growth or may be unable to sustain past and future expense reductions in subsequent periods. The Company may not achieve profitability or sustain such profitability, if achieved.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available to it on favorable terms, or at all.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Fiscal Periods – For presentation purposes, references made to the periods ended December 31, 2007 and 2006 relate to the actual fiscal 2008 first quarter ended December 28, 2007 and the actual fiscal 2007 first quarter ended December 29, 2006, respectively.  References made to the year ended September 30, 2007 relate to the actual fiscal year ended September 28, 2007.

Recent Accounting Standards – On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  See Note 3 for further information on the adoption of FIN 48.

In December 2007, the FASB issued a revised Statement No. 141, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also establishes principles and requirements for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement is effective for fiscal years beginning after December 15, 2008  The Company will be required to adopt SFAS 141R in the first quarter of fiscal 2010 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

Income Taxes – The provision for income taxes for the three months ended December 31, 2007 and 2006 principally consists of income taxes incurred by the Company’s foreign subsidiaries.

Supplemental Cash Flow Information – Interest paid for the three months ended December 31, 2007 and 2006 was $862,500 and $862,500, respectively.  Income taxes paid, net of refunds received, for the three months ended December 31, 2007 and 2006 were $(42,000) and $(17,000), respectively.  Non-cash investing activities in the first quarter of fiscal 2008 consisted of the purchase of $425,000 of property and equipment from suppliers on account.  Assets acquired consists of amounts paid during the first quarter of fiscal 2008 on accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	December 31, 2007	September 30, 2007
Work-in-process	$6,768	$7,497
Finished goods	6,026	7,526
	$12,794	$15,023

During the three months ended December 31, 2007 and 2006, the Company sold inventories with an original cost of approximately $0.5 million and $1.2 million, respectively, that had been written down to a zero cost basis during fiscal 2001.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended December 31,
	2007	2006
Net loss	$(829)	$(11,317)
Foreign currency translation adjustments	109	334
Comprehensive loss	$(720)	$(10,983)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

The balance of accumulated other comprehensive loss at December 31, 2007 and September 30, 2007 consists of accumulated foreign currency translation adjustments.

Revenues by Product Line

Revenues by product line are as follows (in thousands):

	Three months ended December 31,
	2007	2006
Multiservice access DSP products	$9,942	$8,986
High-performance analog products	10,574	9,794
WAN communications products	14,785	11,377
	$35,301	$30,157

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended December 31,
	2007	2006
Americas	$13,626	$10,019
Asia-Pacific	17,671	17,183
Europe, Middle East and Africa	4,004	2,955
	$35,301	$30,157

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended December 31,
	2007	2006
Customer A	17%	12%
Customer B	16%	20%
Customer C	6%	10%

3. Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on October 1, 2007.  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $202,000 decrease in the liability for unrecognized income tax benefits, with an offsetting decrease in accumulated deficit.  As of October 1, 2007 the Company had approximately $28.9 million of total unrecognized tax benefits.  Of this total, $474,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.  The remaining $28.4 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s net operating loss carry-forwards with a related increase in the valuation allowance.  However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. In the first quarter of fiscal 2008, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of October 1, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of December 31, 2007.

The impact of the Company’s adoption of FIN 48 on accumulated deficit is as follows (in thousands):

Three months ended December 31, 2007
Balance, beginning of the period	$(234,480)
Net loss	(829)
Adjustments related to the adoption of FIN 48	202
Balance, end of the period	$(235,107)

The Company’s tax years ended September 30, 2004 to September 30, 2007 remain open to examination by certain foreign taxing jurisdictions.  The Company has incurred US federal and state net operating losses in all tax periods since inception.  The statute of limitations on these tax periods with net operating losses does not begin until these losses are utilized.  Accordingly, all federal and all significant states tax years since inception remain open for examination.

4. Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The Company elected to adopt SFAS 123R using “modified prospective application.”

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

The fair value of stock options awarded during the three months ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Three months ended December 31,
	2007	2006
Weighted-average fair value of options granted	$0.74	$0.99

Weighted-average assumptions:
Expected option life	3.5 years	3.5 years
Risk-free interest rate	3.2%	4.6%
Expected volatility	68%	75%
Dividend yield	—	—

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended December 31,
	2007	2006
Cost of goods sold	$80	$92
Research and development	801	579
Selling, general and administrative	773	773
Special charges	—	32

Total stock-based compensation expense	$1,654	$1,476

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of December 31, 2007, an aggregate of 2.8 million shares of the Company’s common stock were available for issuance under these plans. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 19.3 million shares, (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Directors Stock Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 1,440,000.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at September 30, 2007	19,909	$2.33

Granted	121	$1.46
Exercised	(82)	$1.22
Forfeited or expired	(594)	$2.11

Outstanding at December 31, 2007	19,354	$2.34	3.8 years

Exercisable at end of period	16,065	$2.33	3.1 years

As of December 31, 2007, there was unrecognized compensation expense of $2.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.3 years. The aggregate intrinsic value of options exercised during the three months ended December 31, 2007 was $32,000. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $0.3 million and $0.3 million, respectively.

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

In fiscal 2007 and the first quarter of fiscal 2008, new awards of stock-based compensation have principally consisted of restricted stock awards. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.  The fair value of each award is charged to expense over the service period.

The following table summarizes restricted stock award activity (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at September 30, 2007	3,189	$2.17

Granted	1,497	$1.30
Vested	(1,674)	$1.72
Forfeited	(216)	$2.01

Nonvested shares at December 31, 2007	2,796	$1.97

The total fair value of shares vested during the three months ended December 31, 2007 was $2.4 million.  As of December 31, 2007 there was unrecognized compensation expense of $4.0 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

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

5. Special Charges

Special charges consist of restructuring charges totaling $81,000 in the first quarter of fiscal 2008 and $3.6 million in the first quarter of fiscal 2007.

Restructuring Charges

Mindspeed 2007 Restructuring Plan — During the first and second quarters of fiscal 2007, the Company implemented a restructuring plan under which it reduced its workforce by approximately 49 employees. The affected employees included approximately 38 persons in research and development, 8 in sales and marketing and 3 in general and administrative functions. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees and $75,000 for the value of stock-based compensation awards that will vest without future service to the Company. On December 1, 2006, the Company vacated approximately 50,000 square feet of excess space at its Newport Beach headquarters and recorded a charge related to contractual obligations on this space of approximately $1.9 million. This charge was increased by $0.6 million during the second fiscal quarter and an additional $0.2 million in the fourth fiscal quarter as a result of a change in sub-lease income estimates. The Company expects to incur a total of $0.2 million of additional restructuring costs in future periods related to this plan.

Activity and liability balances related to the Mindspeed 2007 restructuring plan through December 31, 2007 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total

Charged to costs and expenses	$2,418	$2,834	$5,252
Cash payments	(2,119)	(1,582)	(3,701)
Reversal of non-cash charges	(75)	—	(75)
Restructuring balance, September 30, 2007	224	1,252	1,476
Charged to costs and expenses	—	81	81
Cash payments	(106)	(494)	(600)
Restructuring balance, December 31, 2007	$118	$839	$957

Other Restructuring Plans — In fiscal 2002, 2003, 2005 and 2006, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2007, the Company made cash payments of $7,000 under these restructuring plans. As of December 31, 2007, there were $1,000 in remaining liabilities under these restructuring plans.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

As of December 31, 2007, the Company has a remaining accrued restructuring balance for all restructuring plans totaling $958,000 and principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

6. Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the three months ended December 31, 2007 and 2006, rent and operating expenses payable to Conexant were $1.7 million and $1.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs) and optical modules. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., LM Ericsson Telephone Company, Neophotonics Corporation, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE).

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 54% and 57% of our revenues for fiscal 2007 and the first quarter of fiscal 2008, respectively. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% and 66%, respectively, of our net revenues for fiscal 2007 and the first quarter of fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $57.4 million and $13.7 million on research and development for fiscal 2007 and the first quarter of fiscal 2008, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.  We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property that are no longer core to our business.  We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and additional revenues in the first quarter of fiscal 2008.  We anticipate continuing this intellectual property strategy in future periods.

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

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. Through the first quarter of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure.

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

On September 25, 2007, we acquired the product portfolio and intellectual property assets of Ample Communications, Inc., an innovative developer of Ethernet media access controller (MAC) products for carrier Ethernet aggregation applications.  We purchased these assets in a private foreclosure sale from Ample’s senior creditor.

Ample’s products ship to major OEM equipment customers for installation in Ethernet metropolitan, access, and enterprise networks, including wireless/cellular backhaul and Ethernet-over-SONET applications.  We intend to market, sell and support these Ethernet aggregation products with densities ranging from two to 24 ports and Ethernet transmission speeds from 10 Mbps to 10 Gbps. We also expect to develop and further extend the Ethernet MAC product line.

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

Revenue Recognition — We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We make certain product sales to electronic component distributors under agreements allowing for a right to return unsold products. We defer the recognition of revenue on all sales to these distributors until the products are sold by the distributors to a third party. We record a reserve for estimated sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates, our future results of operations may be affected. Development revenue is recognized when services are performed and was not significant for any of the periods presented.  Revenue from the sale of intellectual property is recognized when the above mentioned four criteria are met.

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

Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Recent Accounting Pronouncements

On October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  See Note 3 to the financial statements for further information on our adoption of FIN 48.

In December 2007, the FASB issued a revised Statement No. 141, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also establishes principles and requirements for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement is effective for fiscal years beginning after December 15, 2008.  We will be required to adopt SFAS 141R in the first quarter of fiscal 2010 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

Results of Operations

Net Revenues

The following table summarizes our net revenues:

	Three months ended December 31,
($ in millions)	2007	Change	2006
Multiservice access DSP products	$9.9	11%	$9.0
High-performance analog products	10.6	8%	9.8
WAN communications products	14.8	30%	11.4
Net revenues	$35.3	17%	$30.2

The 17% increase in our revenues for the fiscal 2008 first quarter compared to the comparable fiscal 2007 period reflects higher sales volume across all of our product families including approximately $2.65 million in revenues from our strategic arrangements to leverage our portfolio by licensing or selling our patents and other intellectual property.   Net revenues from our multiservice access DSP products increased $0.9 million, or 11%, reflecting a decrease in sales in our legacy products more than offset by a combination of increased sales volumes across our newer VoIP product families, as well as revenues recorded on the sale of intellectual property.  We are experiencing increased sales volumes of our newer VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks.   Net revenues from our high-performance analog products increased $0.8 million, or 8%, reflecting a benefit from increased demand for our switching products and signal conditioning used in telecommunications and enterprise applications somewhat offset by lower demand for our physical media dependent devices for use in infrastructure equipment for fiber-to-the-premise deployments and metropolitan area networks. Net revenues from our WAN communications products increased $3.4 million, or 30%, reflecting increased shipments of our ATM/MPLS network processor products, increased shipments of T/E carrier transmission products, our first sales of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007, as well as revenue recorded on the sale of intellectual property.   Additionally, revenues in the fiscal 2007 first quarter were lower compared to the first quarter of fiscal 2008 primarily as a result of quarter-end product shipment delays associated with an earthquake-related communications disruption at a key assembly supplier’s Philippines facility.

Gross Margin

	Three months ended December 31,
($ in millions)	2007	Change	2006
Gross margin	$25.0	28%	$19.5
Percent of net revenues	71%		65%

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

Our gross margin for the first quarter of fiscal 2008 increased $5.5 million over our gross margin for the first quarter of fiscal 2007 principally reflecting an increase in product sales and the sale of intellectual property with a zero cost basis.  The improvement of our gross margin as a percent of net revenues for the first quarter of fiscal 2008 includes a 2.4 percent benefit from the sale of certain patents that are no longer core to our business.  Our gross margin improvement was partially offset by a decrease in sales in the first quarter of fiscal 2008 of inventory previously written down to a zero cost basis in fiscal 2001 from $1.2 million in the first quarter of fiscal 2007 to $0.5 million in the first quarter of fiscal 2008.

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

We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Our products are used by OEMs that have designed our products into network infrastructure equipment. For many of our products, we gain these “design wins” through a lengthy sales cycle, which often includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. When the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.

From the time of the fiscal 2001 inventory write-downs through December 31, 2007, we scrapped a portion of these inventories having an original cost of $39.9 million and sold a portion of these inventories with an original cost of $36.4 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of December 31, 2007, we continued to hold inventories with an original cost of $7.2 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margins will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	Three months ended December 31,
($ in millions)	2007	Change	2006
Research and development	$13.7	(12)%	$15.6
Percent of net revenues	39%		52%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $1.9 million decrease in R&D expenses for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflects a $0.7 million decrease in compensation and personnel-related costs and a $0.2 million decrease in the cost of our facilities resulting from our expense reduction actions. The decrease in R&D expenses also reflects a $0.3 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives, and a $0.2 million decrease in the cost of materials, photomasks and preproduction devices.

Selling, General and Administrative

	Three months ended December 31,
($ in millions)	2007	Change	2006
Selling, general and administrative	$11.5	7%	$10.8
Percent of net revenues	33%		36%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The $0.7 million increase in our SG&A expenses for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflects $0.2 million in severance benefits payable to a former officer of the company as well as a $0.3 million increase in professional fees.

Special Charges

Special charges consist of restructuring charges totaling $81,000 in the first quarter of fiscal 2008 and $3.6 million in the first quarter of fiscal 2007.

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

Activity and liability balances related to the Mindspeed 2007 restructuring plan through December 31, 2007 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total

Charged to costs and expenses	$2,418	$2,834	$5,252
Cash payments	(2,119)	(1,582)	(3,701)
Reversal of non-cash charges	(75)	—	(75)
Restructuring balance, September 30, 2007	224	1,252	1,476
Charged to costs and expenses	—	81	81
Cash payments	(106)	(494)	(600)
Restructuring balance, December 31, 2007	$118	$839	$957

Other Restructuring Plans — In fiscal 2002, 2003, 2005 and 2006, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team. During the three months ended December 31, 2007, we made cash payments of $7,000 under these restructuring plans. As of December 31, 2007, there were $1,000 in remaining liabilities under these restructuring plans.

As of December 31, 2007, we have a remaining accrued restructuring balance for all restructuring plans totaling $958,000, principally representing obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

Interest Expense

	Three months ended December 31,
($ in millions)	2007	2006
Interest expense	$(0.6)	$(0.6)

Interest expense represents interest on the $46 million aggregate principal amount of convertible senior notes we issued in December 2004.

Other Income (Expense), Net

	Three months ended December 31,
($ in millions)	2007	2006
Other income (expense), net	$0.2	$(0.1)

Other income (expense) principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The increase in other income for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 principally reflects higher foreign exchange losses incurred in the first quarter of fiscal 2007 than in the first quarter of fiscal 2008.  This was partially offset by a decrease in interest income in the first quarter of fiscal 2008 resulting from lower invested cash balances.

Provision for Income Taxes

Our provision for income taxes for the first quarters of fiscal 2008 and 2007 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first quarters of fiscal 2008 and 2007 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2008 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources

Cash provided by operating activities was $4.8 million for the first quarter of fiscal 2008 compared to cash used in operating activities of $2.8 million for the first quarter of fiscal 2007.  Operating cash flows for the first quarter of fiscal 2008 reflect our net loss of $0.8 million, offset by non-cash charges (depreciation and amortization, stock-based compensation expense, inventory provisions and other) of $3.0 million, and net working capital decreases of approximately $2.6 million.

The net working capital decreases for the first quarter of fiscal 2008 consisted principally of a $2.6 million decrease in net inventories resulting from our efforts to reduce inventory on hand and a $1.1 million decrease in accounts receivable resulting from a decrease in our average collection period.  These working capital decreases were partially offset by a decrease in accounts payable principally related to the timing of payments.

Cash used in investing activities of $3.2 million for the first quarter of fiscal 2008 principally consisted of  $2.0 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million. For the first quarter of fiscal 2007, cash used in investing activities of $2.5 million principally consisted of purchases of marketable securities (net of sales) of $1.4 million and capital expenditures of $1.1 million.

Cash provided by financing activities of $101,000 and $359,000 for the first quarters of fiscal 2008 and 2007, respectively, consisted of proceeds from the exercise of stock options.

Convertible Senior Notes Offering

In December 2004, we sold $46.0 million aggregate principal amount of convertible senior notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes are due November 18, 2009.  We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

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

If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we may be required to make an additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and our average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date.  If an applicable fundamental change were to occur between November 18, 2007 and November 18, 2008, the amount of the additional cash payment would be equal to such average stock price times a multiplier of up to 61.19.  Our obligation to make the additional cash payment will not apply to fundamental changes that occur on or after November 18, 2009, and the applicable multiplier will decrease on a daily basis through that date.  Notwithstanding the foregoing, no additional cash payment will be required if the applicable average stock price is less than $2.30 per share (subject to adjustment as set forth in the indenture).  In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2007, the estimated fair value of our liability under the fundamental change adjustment was not significant.

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

Liquidity

Our principal sources of liquidity are our existing cash balances and cash generated from product sales. As of December 31, 2007, our cash and cash equivalents totaled $27.5 million. Our working capital at December 31, 2007 was $38.3 million.

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase revenues. Through the first quarter of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure.  These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of December 31, 2007:

	Payments due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
	(in millions)
Long-term debt	$46.0	$—	$46.0	$—	$—
Interest expense on long-term debt	3.5	1.8	1.7	—	—
Operating leases	18.7	8.1	9.7	0.6	0.3
Purchase obligations	6.4	1.7	4.3	0.4	—
Total	$74.6	$11.6	$61.7	$1.0	$0.3

Long-term debt consists of $46.0 million aggregate principal amount of our convertible senior notes issued in December 2004. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009.

In June 2007, we extended our Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease was extended for an additional two year term (through June 2010) for a reduced amount of space beginning June 2008.  Rent payable under the Sublease for the next 12 months is approximately $3.6 million and will be reduced to approximately $3.1 million annually thereafter resulting from the space reduction. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $14.0 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents consist of demand deposits and highly-liquid money market funds. Our marketable securities consist of auction rate securities whose interest rates reset periodically (generally every seven or twenty-eight days) and U.S. Treasury securities having maturities of less than 12 months. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2007, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2007, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Report.

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

We incurred a net loss of $829,000 in the first three months of fiscal 2008 and incurred net losses of $21.9 million in fiscal 2007 and $24.5 million in fiscal 2006. We expect that we will continue to incur losses at least through the first half of fiscal 2008, and we may incur additional losses and negative cash flows in subsequent periods.

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues.  Through the first three months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first three months of fiscal 2008, we generated $4.8 million in cash from operating activities compared to net cash used of $2.8 million in the first three months of fiscal 2007.  Our net cash used in operating activities was $10.0 million in fiscal 2007 and $15.9 million for fiscal 2006.  Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of December 31, 2007, our cash and cash equivalents totaled $27.5 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. However, this may not be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 57% and 54%, respectively, of our net revenues for the first three months of fiscal 2008 and fiscal 2007.

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

Many of our engineers are foreign nationals working in the United States under visas. The visas held by many of our employees permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the United States during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.

We are subject to the risks of doing business internationally.

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 66% and 69%, respectively, of our net revenues for the first three months of fiscal 2008 and fiscal 2007. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

Because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. As we continue to shift a portion of our operations offshore, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Euro, Ukrainian hryvnia and Indian rupee, against the U.S. dollar could increase costs of our offshore operations by increasing labor and other costs that are denominated in local currencies.

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

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock closes below $1.00 for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the Nasdaq Global Market, our common stock could be delisted.  If Nasdaq delists our common stock, we could face material adverse consequences, including:

•             limited availability of market quotations for our common stock;

•             more limited news and analyst coverage;

•             decreased liquidity in our trading markets;

•             decreased availability to issue additional common stock, other securities or obtain additional financing in the future; and

•             decreased ability of our stockholders to sell their common stock in certain states.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and changes in rule making by the regulatory bodies.  Factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of December 31, 2007, we have $46.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2007 to October 26, 2007	2,262	(a)	$1.79	—	—
October 27, 2007 to November 23, 2007	—		$—	—	—
November 24, 2007 to December 28, 2007	—		$—	—	—
	2,262		$1.79	—	—

(a)      Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 5. OTHER INFORMATION

We plan to hold our 2008 annual meeting of stockholders on Monday, April 7, 2008.  Our board of directors has fixed February 7, 2008 as the record date for the 2008 annual meeting, which means that stockholders of record as of the close of business on that date will be entitled to notice of and to vote at the 2008 annual meeting.

The 2008 annual meeting date is more than 30 days after the anniversary of our 2007 annual meeting of stockholders, which was held on March 5, 2007.  As a result, in accordance with applicable law and our bylaws, and taking into account relevant timing and process considerations, we have established the close of business on February 20, 2007 as the new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy statement for the 2008 annual meeting.  Any such proposals should be submitted to Mindspeed Technologies, Inc., 4000 MacArthur Boulevard, East Tower, Newport Beach, California 92660, Attention: Secretary.  Any such proposals must comply with all applicable SEC requirements, and the submission of a stockholder proposal does not guarantee that it will be included in the proxy statement.  We expect to begin printing and sending our proxy materials as promptly as practicable after the aforementioned deadline for submitting stockholder proposals.

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

* 10.1

Bonus Agreement dated as of November 23, 2007, by and between the Registrant and Raouf Y. Halim, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2007, is incorporated by reference.

* 10.2

Bonus Agreement dated as of November 23, 2007, by and between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 29, 2007, is incorporated by reference.

10.3

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650), filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A dated January 25, 2008, is incorporated by reference.

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

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: February 6, 2008	By	/s/ SIMON BIDDISCOMBE

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