Form 10-Q
period 2008-03-28
MINDSPEED TECHNOLOGIES, INC
filed 2008-05-06
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of April 25, 2008 was 118,949,693.

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

•           our plans to make substantial investments in research and development and participate in the formulation of industry standards;

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

•           our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;

•           our anticipation that we will continue our intellectual property strategy in future periods;

•           our anticipation that we will not pay a dividend in the foreseeable future;

•           the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•           our belief that we may implement a reverse stock split and the possible effects of any reverse stock split;

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

•           our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

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

•           downturns in the semiconductor industry;

•           political and economic uncertainties affecting our foreign operations;

•           our ability to maintain operating expenses within anticipated levels;

•           our ability to further generate cash;

•           terms and availability of financing;

•           supply constraints due to our dependence on third-party manufacturers;

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

•           investor, vendor and customer confidence in our company and products;

•           risks associated with business acquisitions and investments;

•           fluctuations in manufacturing yields;

•           fluctuations in the price of our common stock;

•           our ability to meet the listing standards of  The NASDAQ Stock Market LLC;

•           product defects; and

•           the expense of and our ability to defend our intellectual property against infringement claims by others.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

(unaudited, in thousands, except per share amounts)

	March 28, 2008	September 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$28,690	$25,796
Receivables, net of allowance for doubtful accounts of $350 and $353 at March 28, 2008 and September 28, 2007, respectively	17,681	13,584
Inventories	9,662	15,023
Other current assets	2,479	3,763
Total current assets	58,512	58,166
Property, plant and equipment, net	13,061	13,147
Intangible assets, net	2,795	3,200
Goodwill	2,429	2,324
License agreements, net	2,655	1,798
Other assets	2,832	3,444
Total assets	$82,284	$82,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,216	$7,117
Deferred income on sales to distributors	3,516	4,226
Accrued compensation and benefits	5,606	5,286
Accrued income tax	111	752
Restructuring	540	1,478
Other current liabilities	3,332	3,493
Total current liabilities	20,321	22,352
Convertible senior notes	45,255	45,037
Other liabilities	651	444
Total liabilities	66,227	67,833
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000 shares authorized; 119,135 and 115,759 shares issued at March 28, 2008 and September 28, 2007, respectively	1,191	1,158
Additional paid-in capital	266,057	262,501
Accumulated deficit	(236,944)	(234,480)
Accumulated other comprehensive loss	(14,247)	(14,933)
Total stockholders’ equity	16,057	14,246
Total liabilities and stockholders’ equity	$82,284	$82,079

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Net revenues	$36,248	$30,758	$71,549	$60,915
Cost of goods sold	11,799	10,817	22,141	21,494
Gross margin	24,449	19,941	49,408	39,421

Operating expenses:
Research and development	13,704	14,710	27,422	30,310
Selling, general and administrative	11,674	11,279	23,180	22,072
Special charges	93	1,237	174	4,832

Total operating expenses	25,471	27,226	50,776	57,214

Operating loss	(1,022)	(7,285)	(1,368)	(17,793)

Interest expense	(564)	(559)	(1,126)	(1,118)
Other (expense) income, net	(186)	320	(25)	267

Loss before income taxes	(1,772)	(7,524)	(2,519)	(18,644)

Provision for income taxes	65	95	147	292

Net loss	$(1,837)	$(7,619)	$(2,666)	$(18,936)

Net loss per share, basic and dilutedNet loss	$(0.02)	$(0.07)	$(0.02)	$(0.17)

Weighted-average number of shares used in per share computation	115,225	110,429	114,501	109,405

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six months ended
	March 28, 2008	March 30, 2007
Cash Flows From Operating Activities
Net loss	$(2,666)	$(18,936)

Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	3,115	2,589
Stock-based compensation	3,027	3,585
Inventory provisions	(1,064)	(228)
Other non-cash items, net	258	254
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(3,917)	4,103
Inventories	6,425	669
Accounts payable	1,265	(1,958)
Deferred income on sales to distributors	(716)	(1,198)
Accrued expenses and other current liabilities	147	2,569
Other	2,335	1,141
Net cash provided by (used in) operating activities	8,209	(7,410)

Cash Flows From Investing Activities
Capital expenditures	(4,127)	(1,822)
Acquisition of assets, net of cash acquired	(1,172)	—
Purchases of available-for-sale marketable securities	—	(12,832)
Sales of available-for-sale marketable securities	—	12,500
Maturities of held-to-maturity marketable securities	—	863
Net cash (used in) investing activities	(5,299)	(1,291)

Cash Flows From Financing Activities
Exercise of stock options and warrants	111	2,422
Net cash provided by financing activities	111	2,422

Effect of foreign currency exchange rates on cash	(127)	—

Net increase (decrease) in cash and cash equivalents	2,894	(6,279)
Cash and cash equivalents at beginning of period	25,796	29,976
Cash and cash equivalents at end of period	$28,690	$23,697

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

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 5), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Liquidity - In order to become profitable, or to generate and sustain positive cash flows from operations, the Company must further reduce operating expenses and/or increase revenues. During the first six months of fiscal 2008, the Company benefited from the completion of a series of cost reduction actions which have improved its operating cost structure.  These expense reductions alone may not make the Company profitable or allow it to sustain profitability if it is achieved. The Company’s ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. The Company may not be successful in achieving the necessary revenue growth or may be unable to sustain past and future expense reductions in subsequent periods. The Company may not achieve profitability or sustain such profitability, if achieved.

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

Reclassifications - Certain reclassifications have been made to 2007 financial statements to conform to the 2008 presentation.

Fiscal Periods – Our interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2008 and 2007 ended on March 28, 2008 and March 30, 2007, respectively.

Recent Accounting Standards – On September 29, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  See Note 3 for further information on the adoption of FIN 48.

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008.  The Company will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until October 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

Income Taxes – The provision for income taxes for the six months ended March 28, 2008 and March 30, 2007, respectively, principally consists of income taxes incurred by the Company’s foreign subsidiaries.

Supplemental Cash Flow Information – Interest paid for the six months ended March 28, 2008 and March 30, 2007 was $862,500 and $862,500, respectively.  Income taxes paid, net of refunds received, for the six months ended March 28, 2008 and March 30, 2007 were $11,000 and $186,000, respectively.  Non-cash investing activities in the first six months fiscal 2008 consisted of the purchase of $329,000 of property and equipment from suppliers on account.  Assets acquired consists of amounts paid and received during the first six months of fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	March 28, 2008	September 28, 2007
Work-in-process	$5,641	$7,497
Finished goods	4,021	7,526
	$9,662	$15,023

During the six months ended March 28, 2008 and March 30, 2007, the Company sold inventories with an original cost of approximately $0.9 million and $2.0 million, respectively, that had been written down to a zero cost basis during fiscal 2001.

Intangible Assets and Goodwill

In conjunction with the acquisition of certain assets of Ample Communications, Inc. on September 25, 2007, the Company acquired certain intangible assets.   These intangible assets consist of backlog (approximately $100,000), developed technology (approximately $3,100,000) and goodwill (approximately $2,324,000). In the first six months of fiscal 2008, the Company recorded purchase accounting adjustments related to additional transaction costs, additional cash and accounts receivable received as well as a decrease in the value of fixed assets received.  Accordingly, the balance of goodwill has changed as follows (in thousands):

	September 28, 2007	Purchase Price Adjustments	March 28, 2008
Goodwill	$2,324	$105	$2,429

Deferred Income on Sales to Distributors

Deferred income on sales to distributors is as follows (in thousands):

	March 28, 2008	September 28, 2007
Deferred revenue on sales to distributors	$3,997	$4,953
Deferred cost of inventory on sales to distributors	(535)	(808)
Reserves	54	81
Deferred income on sales to distributors	$3,516	$4,226

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Net loss	$(1,837)	$(7,619)	$(2,666)	$(18,936)
Foreign currency translation adjustments	577	86	686	420
Comprehensive loss	$(1,260)	$(7,533)	$(1,980)	$(18,516)

The balance of accumulated other comprehensive loss at March 28, 2008 and September 28, 2007 consists of accumulated foreign currency translation adjustments.

Revenues by Product Line

Revenues by product line are as follows (in thousands):

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Multiservice access DSP products	$11,865	$9,318	$21,807	$18,304
High-performance analog products	10,154	8,158	20,728	17,952
WAN communications products	14,229	13.282	29,014	24,659
	$36,248	$30,758	$71,549	$60,915

Revenues by Geographic Area

Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Americas	$12,462	$11,359	$26,088	$21,378
Asia-Pacific	18,166	15,417	35,837	32,600
Europe, Middle East and Africa	5,620	3,982	9,624	6,937
	$36,248	$30,758	$71,549	$60,915

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Six months ended
	March 28, 2008	March 30, 2007
Customer A	16%	14%
Customer B	13%	18%

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

The Company adopted the provisions of FIN 48 on September 29, 2007.  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $202,000 decrease in the liability for unrecognized income tax benefits, with an offsetting decrease in accumulated deficit.  As of September 29, 2007 the Company had approximately $28.9 million of total unrecognized tax benefits.  Of this total, $474,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.  The remaining $28.4 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s net operating loss carry-forwards with a related increase in the valuation allowance.  However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. In the first six months of fiscal 2008, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of March 28, 2008.

The Company’s tax years ended October 1, 2004 to September 28, 2007 remain open to examination by certain foreign taxing jurisdictions.  The Company has incurred US federal and state net operating losses in all tax periods since inception.  The statute of limitations on these tax periods with net operating losses does not begin until these losses are utilized.  Accordingly, all federal and all significant states tax years since inception remain open for examination.

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

The fair value of stock options awarded during the six months ended March 28, 2008 and March 30, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Six months ended
	March 28, 2008	March 30, 2007
Weighted-average fair value of options granted	$0.72	$1.17

Weighted-average assumptions:
Expected option life	3.5 years	3.3 years
Risk-free interest rate	3.1%	4.7%
Expected volatility	68%	75%
Dividend yield	—	—

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

Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Six months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Cost of goods sold	$(2)	$97	$78	$189
Research and development	511	515	1,312	1,094
Selling, general and administrative	864	1,460	1,637	2,233
Special charges	—	37	—	69
Total stock-based compensation expense	$1,373	$2,109	$3,027	$3,585

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 19.3 million shares, (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Directors Stock Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 1,440,000. As of March 28, 2008, an aggregate of 1.4 million shares of the Company’s common stock were available for issuance under these plans.

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

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at September 28, 2007	19,909	$2.33

Granted	130	$1.42
Exercised	(91)	$1.19
Forfeited or expired	(1,450)	$2.22

Outstanding at March 28, 2008	18,498	$2.34	3.5 years

Exercisable at end of period	15,641	$2.36	2.9 years

As of March 28, 2008, there was unrecognized compensation expense of $1.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.1 years. The aggregate intrinsic value of options exercised during the six months ended March 28, 2008 was $33,000. The aggregate intrinsic value of options outstanding and options exercisable as of March 28, 2008 was nil.

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

In fiscal 2007 and the first six months of fiscal 2008, new awards of stock-based compensation have principally consisted of restricted stock awards. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.  The fair value of each award is charged to expense over the service period.

The following table summarizes restricted stock award activity (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at September 28, 2007	3,189	$2.17

Granted	3,364	$0.93
Vested	(2,220)	$1.57
Forfeited	(307)	$2.04

Nonvested shares at March 28, 2008	4,026	$1.46

The total fair value of shares vested during the six months ended March 28, 2008 was $2.8 million.  As of March 28, 2008, there was unrecognized compensation expense of $3.8 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

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

5. Special Charges

Special charges consist of restructuring charges totaling $174,000 in the first six months of fiscal 2008 and $4.8 million in the first six months of fiscal 2007.

Restructuring Charges

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.  The Company expects to incur a total of approximately $0.1 million of additional restructuring costs in future periods related to these plans.

Activity and liability balances related to the Mindspeed restructuring plans through March 28, 2008 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Restructuring balance, September 28, 2007	$232	$1,252	$1,484
Charged to costs and expenses	—	174	174
Cash payments	(152)	(960)	(1,112)
Restructuring balance, March 28, 2008	$80	$466	$546

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

6. Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the six months ended March 28, 2008 and March 30, 2007, rent and operating expenses payable to Conexant were $3.4 million and $3.3 million, respectively.

7. Subsequent Event

At the Company’s 2008 Annual Meeting of Stockholders on April 7, 2008 its Stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to permit a reverse stock split of our common stock at a ratio of between one-for-three and one-for-eight shares, to be determined at the discretion of the Company’s Board of Directors, and to reduce authorized shares of common stock by the same ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 28, 2007.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 54% of our revenues for both fiscal 2007 and the first six months of fiscal 2008. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for both fiscal 2007 and the first six months of fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $57.4 million and $27.4 million on research and development for fiscal 2007 and the first six months of fiscal 2008, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.  We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents which are no longer core to our business.  We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and additional revenues in the first and second quarters of fiscal 2008.  We anticipate continuing this intellectual property strategy in future periods.

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

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. Through the first six months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure.

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

Ample’s products ship to major OEM equipment customers for installation in Ethernet metropolitan, access, and enterprise networks, including wireless/cellular backhaul and Ethernet-over-SONET applications.  We will market, sell and support these Ethernet aggregation products with densities ranging from two to 24 ports and Ethernet transmission speeds from 10 Mbps to 10 Gbps. We also expect to develop and further extend the Ethernet MAC product line.

On February 29, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). This notification has no effect on the listing of our common stock at this time.

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days from the date of the NASDAQ letter, or until August 27, 2008, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If compliance is not regained, NASDAQ will notify us of its determination to delist our common stock, which decision may be appealed to the NASDAQ Listings Qualification Panel.

In order to regain compliance with the minimum bid price rule, we may implement a reverse stock split. At our 2008 Annual Meeting of Stockholders on April 7, 2008, our stockholders approved a proposal to amend our Restated Certificate of Incorporation to permit a reverse stock split of our common stock at a ratio of between one-for-three and one-for-eight shares, to be determined at the discretion of our Board of Directors, and to reduce authorized shares of common stock by the same ratio.  Our Board of Directors has the authority, but not the obligation, in its sole discretion, and without further action on the part of our stockholders, (i) to select one of the approved reverse stock split ratios, (ii) to set the effective time of any such reverse stock split, and (iii) to effect the approved reverse stock split by causing the amendment to our certificate of incorporation to be filed with the Delaware Secretary of State.  Our Board of Directors has reserved the right to elect not to proceed, and abandon, the reverse stock split if our Board of Directors determines that the reverse stock split is no longer in the best interests of our company and our stockholders.

We may alternatively apply to transfer our common stock to The NASDAQ Capital Market if we satisfy all of the requirements, other than the minimum bid price, for initial inclusion on this market. If we elect to apply for such a transfer and if such application is approved, we will be afforded the remainder of a second 180 calendar day period to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.

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

Revenue Recognition —  We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. We generate revenues from direct product sales, sales to distributors, development agreements and the sale and license of intellectual property.

We recognize revenues on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements.  We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor.  The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated.  These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and distributor’s right to return the products expires.  At the time of shipment to these distributors: (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets.  We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions.  In recent years, such concessions have exceeded 30% of list price on average.  For detail of this account balance, see “Note 2 - Supplemental Financial Statement Data” to our consolidated financial statements.

We recognize revenues from other distributors at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above-mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed and determinable and the amount of future returns can be reasonably estimated and accrued.

Revenue from the sale and license of intellectual property is recognized when the above mentioned four criteria are met. Development revenue is recognized when services are performed and customer acceptance has been received and was not significant for any of the periods presented.

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

Recent Accounting Pronouncements

On September 29, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  See Note 3 to the financial statements for further information on our adoption of FIN 48.

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008.  We will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting principles until October 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

Results of Operations

Net Revenues

The following table summarizes our net revenues:

	Three months ended			Six months ended
	March 28,		March 30,	March 28,		March 30,
($ in millions)	2008	Change	2007	2008	Change	2007
Multiservice access DSP products	$11.9	27%	$9.3	$21.8	19%	$18.3
High-performance analog products	10.1	24%	8.2	20.7	15%	18.0
WAN communications products	14.2	7%	13.3	29.0	18%	24.6
Net revenues	$36.2	18%	$30.8	$71.5	17%	$60.9

For the fiscal 2008 second quarter, the 18% increase in our revenues compared to the second quarter of fiscal 2007 reflects higher sales volumes in each of our product families including approximately $1.7 million in revenues from leveraging our intellectual property portfolio by licensing or selling our patents which are no longer core to our business. Revenues from our multiservice access DSP products increased by $2.6 million, or 27%, principally reflecting a combination of increased sales volumes across our newer VoIP product families as telecommunication service providers deploy IP-based access and enterprise networks as well as revenues recorded on the sale of intellectual property. Revenues from our high-performance analog products increased by $1.9 million, or 24%, primarily as a result of increased shipments of our switching and signal conditioning products. Sales of our WAN communications products increased by $0.9 million, or 7%, reflecting a combination of sales of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007, revenue recorded on the sale of intellectual property and increased shipments of our high-level data link controller (HDLC) devices.  These benefits were partially offset by a decrease in demand for our network processors.

For the first six months of fiscal 2008, the 17% increase in our revenues compared to the similar fiscal 2007 period reflects higher sales volumes across each of our product families including approximately $4.35 million in revenues from leveraging our portfolio by licensing or selling patents and other intellectual property. Net revenues from our multiservice access DSP products increased $3.5 million, or 19%, reflecting a decrease in sales in our legacy products more than offset by a combination of increased sales volumes across our newer VoIP product families, as well as revenues recorded on the sale of intellectual property.  We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks. Net revenues from our high-performance analog products increased $2.7 million, or 15%, reflecting a benefit from increased demand for our switching and signal conditioning products. Net revenues from our WAN communications products increased $4.4 million, or 18% reflecting a combination of sales of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007, revenue recorded on the sale of intellectual property and increased shipments of our high-level data link controller (HDLC) devices.  These benefits were partially offset by a decrease in demand for our network processors.

Gross Margin

	Three months ended			Six months ended
	March 28,		March 30,	March 28,		March 30,
($ in millions)	2008	Change	2007	2008	Change	2007
Gross margin	$24.4	23%	$19.9	$49.4	25%	$39.4
Percent of net revenues	67%		65%	69%		65%

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

Our gross margin for the fiscal 2008 second quarter increased $4.5 million over the comparable fiscal 2007 period, principally reflecting an increase in product sales and the sale of intellectual property with a zero cost basis.  The improvement of our gross margin as a percent of net revenues for the second quarter of fiscal 2008 includes a 1.6 percent benefit ($1.7 million) from the sale of certain patents that are no longer core to our business.  In addition, the provision for excess and obsolete inventories was a $0.7 million net credit for the fiscal 2008 second quarter, compared to a provision of $0.1 million for the comparable fiscal 2007 period.  Our gross margin improvement was partially offset by a decrease in sales in the second quarter of fiscal 2008 of inventory previously written down to a zero cost basis in fiscal 2001 to $0.4 million in the second quarter of fiscal 2008 from $0.8 million in the second quarter of fiscal 2007.

Our gross margin for the first six months of fiscal 2008 increased $10.0 million over the comparable fiscal 2007 period, principally reflecting an increase in product sales and the sale of intellectual property with a zero cost basis. The improvement of our gross margin as a percent of net revenues for the first six months of fiscal 2008 includes a 2.0 percent benefit ($4.35 million) from the sale of certain patents that are no longer core to our business. In addition, the provision for excess and obsolete inventories was a $1.1 million net credit for the first six months of fiscal 2008, compared to $0.2 million net credit for the comparable fiscal 2007 period.  Our gross margin improvement was partially offset by a decrease in sales in the second quarter of fiscal 2008 of inventory previously written down to a zero cost basis in fiscal 2001 to $0.9 million in the first six months of fiscal 2008 from $2.0 million in the first six months of fiscal 2007.

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

Research and Development

	Three months ended			Six months ended
	March 28,		March 30,	March 28,		March 30,
($ in millions)	2008	Change	2007	2008	Change	2007
Research and development	$13.7	(7)%	$14.7	$27.4	(10)%	$30.3
Percent of net revenues	38%		48%	38%		50%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $1.0 million decrease in R&D expenses for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 includes a $0.5 million decrease in compensation and personnel-related costs and a $0.3 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives. The decrease in R&D expenses also reflects a $0.2 million decrease in the cost of our facilities as a result of expense reduction actions taken in the first quarter of fiscal 2007.

The $2.9 million decrease in R&D expenses for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 reflects a $1.1 million decrease in compensation and personnel-related costs and a $0.4 million decrease in the cost of our facilities resulting from our expense reduction actions. The decrease in R&D expenses also reflects a $0.6 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives, and a $0.4 million decrease in the cost of materials, photomasks and preproduction devices.

Selling, General and Administrative

	Three months ended			Six months ended
	March 28,		March 30,	March 28,		March 30,
($ in millions)	2008	Change	2007	2008	Change	2007
Selling, general and administrative	$11.7	4%	$11.3	$23.2	5%	$22.1
Percent of net revenues	32%		37%	32%		36%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $0.4 million increase in our SG&A expenses for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 reflects a $0.3 million increase in professional fees primarily due to expenses incurred in connection with the printing and distribution of our proxy statement which occurred later in fiscal 2008 than it had in previous years.  In addition, commissions and travel expenses increased by a total of $0.3 million primarily as a result of the increase in sales. These increases were partially offset by a net decrease of $0.3 million in personnel-related costs including stock compensation expense.

The $1.1 million increase in our SG&A expenses for the first six months of fiscal 2008 compared to the comparable fiscal 2007 period reflects $0.3 million in severance benefits payable to a former officer of the company as well as a $0.6 million increase in professional fees.  The increase in professional fees is primarily due to expenses incurred in connection with the printing and distribution of our proxy statement and the addition of submitting a proposal for stockholder approval to amend our certificate of incorporation to effect a reverse stock split and reduce our authorized shares of common stock.

Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Restructuring charges	$93	$1,237	$174	$4,832

Restructuring Charges

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.  We expect to incur a total of approximately $0.1 million of additional restructuring costs in future periods related to these plans.

Activity and liability balances related to the Mindspeed restructuring plans through March 28, 2008 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Restructuring balance, September 28, 2007	$232	$1,252	$1,484
Charged to costs and expenses	—	174	174
Cash payments	(152)	(960)	(1,112)
Restructuring balance, March 28, 2008	$80	$466	$546

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. The payments will be funded from available cash balances and funds from product sales and are not expected to significantly impact liquidity.

Interest Expense

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
($ in millions)	2008	2007	2008	2007
Interest expense	$0.6	$0.6	$1.1	$1.1

Interest expense represents interest on the $46 million aggregate principal amount of convertible senior notes we issued in December 2004.

Other (Expense) Income, Net

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
($ in millions)	2008	2007	2008	2007
Other (expense) income, net	$(0.2)	$0.3	$(0.0)	$0.3

Other (expense) income principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The increase in other expense for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 principally reflects higher foreign exchange losses incurred in the second quarter of fiscal 2008 than in the second quarter of fiscal 2007.  In addition, interest income for the second quarter of 2008 was lower than interest income in the second quarter of 2007 resulting from lower invested cash balances and lower interest rates.   The decrease in other income for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 principally reflects lower interest income in the first six months of 2008 than in the same period in the prior year resulting from lower invested cash balances and lower interest rates.

Provision for Income Taxes

Our provision for income taxes for the first six months of fiscal 2008 and 2007 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first six months of fiscal 2008 and 2007 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2008 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources

Cash provided by operating activities was $8.2 million for the first six months of fiscal 2008 compared to cash used in operating activities of $7.4 million for the first six months of fiscal 2007.  Operating cash flows for the first six months of fiscal 2008 reflect our net loss of $2.7 million, offset by non-cash charges (depreciation and amortization, stock-based compensation expense, inventory provisions and other) of $5.3 million, and net working capital decreases of approximately $5.5 million.

The net working capital decreases for the first six months of fiscal 2008 consisted principally of a $6.4 million decrease in net inventories resulting from our efforts to reduce inventory on hand and a $1.3 million increase in payables mainly due to the timing of payments.   In addition, other current assets decreased by $1.3 million mainly due to decreases in prepaid insurance and prepaid software licenses.  These working capital decreases were partially offset by a $3.9 million increase in accounts receivable.

Cash used in investing activities of $5.3 million for the first six months of fiscal 2008 principally consisted of $4.1 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million. For the first six months of fiscal 2007, cash used in investing activities of $1.3 million principally consisted of capital expenditures of $1.8 million, partially offset by purchases of marketable securities (net of sales) of $0.5 million.

Cash provided by financing activities of $111,000 and $2.4 million for the first six months of fiscal 2008 and 2007, respectively, consisted of proceeds from the exercise of stock options.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of March 28, 2008, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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

Liquidity

Our principal sources of liquidity are our existing cash balances and cash generated from product sales. During the first six months of fiscal 2008, we also received approximately $4.35 million in cash from licenses and sales of our intellectual property. As of March 28, 2008, our cash and cash equivalents totaled $28.7 million. Our working capital at March 28, 2008 was $38.2 million.

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase revenues. Through the first six months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure.  These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of March 28, 2008, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 28, 2008, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 28, 2008, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 28, 2008, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this report.

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

We incurred a net loss of $2.7 million in the first six months of fiscal 2008 and incurred net losses of $21.9 million in fiscal 2007 and $24.5 million in fiscal 2006. We expect that we will continue to incur losses at least through fiscal 2008, and we may incur additional losses and negative cash flows in subsequent periods.

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues.  Through the first six months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first six months of fiscal 2008, we generated $8.2 million in cash from operating activities compared to net cash used of $7.4 million in the first six months of fiscal 2007.  Our net cash used in operating activities was $10.0 million in fiscal 2007 and $15.9 million for fiscal 2006.  Our principal sources of liquidity are our existing cash balances, marketable securities and cash generated from product sales. As of March 28, 2008, our cash and cash equivalents totaled $28.7 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. However, this may not be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

The price of our common stock may fluctuate significantly and our common stock could be delisted from the NASDAQ Stock Market.

The price of our common stock is volatile and may fluctuate significantly. On February 29, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

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

If we do not regain compliance with the NASDAQ minimum bid price requirement, or if we otherwise do not meet the requirements for continued quotation on the NASDAQ, our common stock could be delisted.  If NASDAQ delists our common stock, we could face material adverse consequences, including:

•             limited availability of market quotations for our common stock;

•             more limited news and analyst coverage;

•             decreased liquidity in our trading markets;

•             decreased availability to issue additional common stock, other securities or obtain additional financing in the future;

•             increased difficulty in retaining customers and employees; and

•             decreased ability of our stockholders to sell their common stock in certain states.

We may implement a reverse stock split of our common stock.

In order to regain compliance with the NASDAQ minimum bid price rule, we may implement a reverse stock split. At our 2008 Annual Meeting of Stockholders on April 7, 2008, our stockholders approved a proposal to amend our Restated Certificate of Incorporation to permit a reverse stock split of our common stock at a ratio of between one-for-three and one-for-eight shares, to be determined at the discretion of our Board of Directors, and to reduce authorized shares of common stock by the same ratio.  The Board of Directors may or may not implement the reverse stock split in its sole discretion.  If implemented, there can be no assurance that the reverse stock split will result in a sustained higher price per share of our common stock.  If a reverse stock split is effected and the per share price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split.  Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.  In addition, a reverse stock split will likely increase the number of stockholders who own odd lots (less than 100 shares).  Stockholders who hold odd lots typically will experience an increase in the cost of selling their shares, as well as possible greater difficulty in effecting such sales.  In evaluating whether or not to authorize the proposed reverse stock split, our Board of Directors also took into account various other negative factors associated with a reverse stock split including: (i) the negative perception of reverse stock splits held by some investors, analysts and other stock market participants; (ii) the fact that the stock price of some companies that have effected reverse stock splits has subsequently declined back to pre-reverse stock split levels; and (iii) the costs associated with implementing a reverse stock split.  Also, other factors such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock.  As a result, there can be no assurance that the price of our common stock would be maintained at the per share price in effect immediately following the effective time of a reverse stock split.

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

•             the financial viability of our suppliers;

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 54% of our net revenues for both the first six months of fiscal 2008 and fiscal 2007.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for both the first six months of fiscal 2008 and fiscal 2007. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

Because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. As we continue to shift a portion of our operations offshore, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Euro, Japanese Yen, Ukrainian hryvnia and Indian rupee, against the U.S. dollar could increase costs of our offshore operations by increasing labor and other costs that are denominated in local currencies.

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

Proposed accounting changes for convertible debt securities, such as our convertible senior notes, may adversely affect our financial results.

The FASB recently published proposed Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, issuers of convertible debt securities that may be settled in cash, including partial cash settlement, would be required to account for such securities separately, as debt and equity securities. We believe that this change in methodology, if adopted, would negatively affect our earnings and earnings per share as interest expense would be required to reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would require retrospective application of the new accounting method to all periods presented.

We cannot predict if or when any such change would be implemented or the exact accounting method that will be imposed (which may differ materially from the foregoing description). Changes in the accounting method for convertible debt securities could have an adverse impact on our past and future reported financial results which in turn could adversely affect the trading price of securities.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire 30 million shares of our common stock at a price of $3.408 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of March 28, 2008, we have $46.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 432.9004 shares of common stock per $1,000 principal amount of notes or an aggregate of approximately 19.9 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 7, 2008 in Costa Mesa, California. At the meeting, the following matters were voted on by our stockholders and approved by the following votes:

	Number of shares
	Voted For	Withheld
Election of three Class II directors for a three-year term expiring in 2011:
Michael T. Hayashi	85,742,789	11,226,312
Ming Louie	92,413,463	4,555,638
Thomas A. Madden	85,740,691	11,228,410

	Number of shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm	95,352,232	1,068,185	548,684	—
Proposal for approval of an amendment to Certificate of Incorporation to effect a reverse stock split by a ratio of between 1-for-3 and 1-for-8 shares, at the discretion of the Board of Directors, and to reduce authorized shares of common stock by the same ratio	91,801,400	4,543,513	624,188	—

Messrs. Raouf Y. Halim, Donald L. Gips, Jerre L. Stead, and Dwight W. Decker continue to serve as directors.

ITEM 5. OTHER INFORMATION

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02.  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” On November 23, 2007, we entered into a special bonus letter agreement with Simon Biddiscombe, our senior vice president, chief financial officer, treasurer and secretary.  Pursuant to the bonus letter agreement, Mr. Biddiscombe received a special cash bonus of $100,000.  The bonus letter agreement stipulated that the special bonus must be repaid to us in the event that Mr. Biddiscombe voluntarily left the company or was terminated for cause on or prior to the first anniversary date of the bonus letter agreement.  Mr. Biddiscombe resigned from his positions with us effective as of April 21, 2008.  In light of Mr. Biddiscombe’s resignation, on April 7, 2008, the compensation and management development committee of our board of directors approved partial forgiveness of the repayment of the special bonus.  Contingent upon and in exchange for Mr. Biddiscombe’s good faith efforts to assist us in transition activity to a new chief financial officer and agreeing to honor a no hire/no solicit promise as described in the special bonus forgiveness letter, Mr. Biddiscombe will be entitled to retain 50% of the special bonus granted to him under the bonus letter agreement.  Pursuant to the bonus forgiveness letter, Mr. Biddiscombe will be required to repay the remaining 50% of the special bonus.  The bonus forgiveness letter is filed as Exhibit 10.2 to this report and incorporated herein by reference.

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

* 10.2	Letter Agreement, dated as of April 9, 2008, by and between the Registrant and Simon Biddiscombe.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                           Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: May 6, 2008	By	/s/ RAYMOND D. COOK

Raymond D. Cook
Vice President, Interim Chief Financial
Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Employment Agreement filed as Exhibit 10.8.1 to the Registrant’s Registration Statement on Form 10 (File No. 1-31650).

10.2	Letter Agreement, dated as of April 9, 2008, by and between the Registrant and Simon Biddiscombe.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.