Form 10-Q
period 2008-06-27
MINDSPEED TECHNOLOGIES, INC
filed 2008-08-05
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

(949) 579-3000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of July 25, 2008 was 23,813,151.

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

•           the value of our intellectual property and our strategy regarding sales and licensing of non-core intellectual property;

•           the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•           the importance of attracting and retaining highly skilled, dedicated personnel;

•           the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•           our ability to achieve revenue growth and profitability, or to sustain positive cash flows from operations, and the expected period through which we will continue to incur losses;

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

•           our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

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

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•            future operating losses;

•            cash requirements and terms and availability of financing;

•            worldwide political and economic uncertainties and specific conditions in the markets we address;

•            loss of or diminished demand from one or more key customers or distributors;

•            fluctuations in the price of our common stock and our operating results;

•            our ability to attract and retain qualified personnel;

•            constraints in the supply of wafers and other product components from our third-party manufacturers;

•            doing business internationally;

•            pricing pressures and other competitive factors;

•            successful development and introduction of new products;

•            our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•            industry consolidation;

•            order and shipment uncertainty;

•            our ability to obtain design wins and develop revenues from them;

•            lengthy sales cycles;

•            the expense of and our ability to defend our intellectual property against infringement claims by others;

•            product defects and bugs; and

•            business acquisitions and investments.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

(unaudited, in thousands, except per share amounts)

	June 27, 2008	September 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$29,898	$25,796
Receivables, net of allowance for doubtful accounts of $348 and $353 at June 27, 2008 and September 28, 2007, respectively	17,155	13,584
Inventories	10,551	15,023
Other current assets	2,375	3,763
Total current assets	59,979	58,166
Property, plant and equipment, net	13,314	13,147
Intangible assets, net	2,635	3,200
Goodwill	2,429	2,324
License agreements, net	3,239	1,798
Other assets	2,763	3,444
Total assets	$84,359	$82,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,521	$7,117
Deferred income on sales to distributors	3,739	4,226
Accrued compensation and benefits	6,950	5,286
Accrued income tax	92	752
Restructuring	163	1,478
Other current liabilities	2,839	3,493
Total current liabilities	22,304	22,352
Convertible senior notes	45,365	45,037
Other liabilities	598	444
Total liabilities	68,267	67,833
Commitments and contingencies (Note 4)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 100,000 shares authorized; 23,817 and 23,152 shares issued at June 27, 2008 and September 28, 2007, respectively (1)	238	232
Additional paid-in capital (1)	268,106	263,427
Accumulated deficit	(238,027)	(234,480)
Accumulated other comprehensive loss	(14,225)	(14,933)
Total stockholders’ equity	16,092	14,246
Total liabilities and stockholders’ equity	$84,359	$82,079

(1) Common stock and additional paid in capital amounts have been retroactively adjusted to reflect the effect of the Company’s June 30, 2008 one-for-five reverse stock split.  See Note 1.

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net revenues	$38,049	$33,207	$109,598	$94,122
Cost of goods sold	12,510	10,522	34,651	32,016
Gross margin	25,539	22,685	74,947	62,106

Operating expenses:
Research and development	14,771	13,871	42,193	44,181
Selling, general and administrative	11,196	10,835	34,376	32,907
Special charges	110	(104)	284	4,728

Total operating expenses	26,077	24,602	76,853	81,816

Operating loss	(538)	(1,917)	(1,906)	(19,710)

Interest expense	(563)	(560)	(1,689)	(1,678)
Other income, net	150	121	125	388

Loss before income taxes	(951)	(2,356)	(3,470)	(21,000)

Provision for income taxes	132	163	279	455

Net loss	$(1,083)	$(2,519)	$(3,749)	$(21,455)

Net loss per share, basic and diluted (1)	$(0.05)	$(0.11)	$(0.16)	$(0.97)

Weighted-average number of shares used in per share computation (1)	23,144	22,365	22,981	22,042

(1) Earnings per share amounts have been retroactively adjusted to reflect the effect of the Company’s June 30, 2008 one-for-five reverse stock split.  See Note 1.

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities
Net loss	$(3,749)	$(21,455)

Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	4,640	3,893
Stock-based compensation	4,123	5,870
Inventory provisions	(1,188)	(384)
Other non-cash items, net	387	444
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(3,490)	(568)
Inventories	5,660	3,139
Accounts payable	2,680	(2,459)
Deferred income on sales to distributors	(487)	(1,135)
Accrued expenses and other current liabilities	616	1,662
Other	2,445	1,558
Net cash provided by (used in) operating activities	11,637	(9,435)

Cash Flows From Investing Activities
Capital expenditures	(6,426)	(3,436)
Acquisition of assets, net of cash acquired	(1,172)	—
Purchases of available-for-sale marketable securities	—	(13,832)
Sales of available-for-sale marketable securities	—	18,000
Maturities of held-to-maturity marketable securities	—	863
Net cash (used in) provided by investing activities	(7,598)	1,595

Cash Flows From Financing Activities
Exercise of stock options and warrants	111	3,320
Net cash provided by financing activities	111	3,320

Effect of foreign currency exchange rates on cash	(48)	—

Net increase (decrease) in cash and cash equivalents	4,102	(4,520)
Cash and cash equivalents at beginning of period	25,796	29,976
Cash and cash equivalents at end of period	$29,898	$25,456

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 (90,333,445 on a pre June 30, 2008 one-for-five reverse stock split basis) outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one fifth of a share (one share on a pre June 30, 2008 one-for-five reverse stock split basis) of Mindspeed common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase six million shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of Mindspeed common stock at a price of $17.04 per share (adjusted to reflect our June 30, 2008 one-for-five reverse stock split), exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles in the United States of America., include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 5), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Reverse Stock Split – In May 2008, the Company’s Board of Directors approved a one-for-five reverse stock split following approval by the Company’s stockholders on April 7, 2008.  The reverse stock split was effected June 30, 2008.  All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.  There was no net effect on total stockholders equity as a result of the reverse stock split.

Liquidity – In order to become profitable, or to generate and sustain positive cash flows from operations, the Company must further reduce operating expenses and/or increase revenues. During the first nine months of fiscal 2008, the Company benefited from the completion of a series of cost reduction actions which have improved its operating cost structure.  These expense reductions alone may not make the Company profitable or allow it to sustain profitability if it is achieved. The Company’s ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. The Company may not be successful in achieving the necessary revenue growth or may be unable to sustain past and future expense reductions in subsequent periods. The Company may not achieve profitability or sustain such profitability, if achieved.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and sales or licensing of non-core intellectual property, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. The Company is currently evaluating a number of available refinancing alternatives regarding its convertible debt due November 2009, including alternatives to provide cash necessary to repay its convertible debt when the instrument reaches maturity in 2009, assuming that it has not been converted into equity prior to maturity (Note 7).   From time to time, the Company may acquire its debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities),

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

redemptions or otherwise, upon such terms and at such prices as the Company may determine appropriate.  The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available to it on favorable terms, or at all.

Reclassifications– Certain reclassifications have been made to 2007 financial statements to conform to the 2008 presentation.

Fiscal Periods – Our interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2008 and 2007 ended on June 27, 2008 and June 29, 2007, respectively.

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

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008.  The Company will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, to the extent the Company engages in any business combination transactions, such transactions will be recorded and disclosed following existing accounting principles until October 2, 2009.

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

In May 2008, the FASB issued FASB Staff Position FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company will be required to adopt this FSP in the first quarter of fiscal 2010.  Early adoption is not permitted. The Company believes this change in methodology will negatively affect its earnings and earnings per share as interest expense will be required to reflect the market rate of interest for nonconvertible debt.  The Company is currently evaluating the magnitude of this impact on its financial condition and results of operations.

Income Taxes – The provision for income taxes for the nine months ended June 27, 2008 and June 29, 2007, respectively, principally consists of income taxes incurred by the Company’s foreign subsidiaries.

Supplemental Cash Flow Information – Interest paid for each of the nine month periods ended June 27, 2008 and June 29, 2007 was $1.7 million.  Income taxes paid, net of refunds received, for the nine months ended June 27, 2008 and June 29, 2007 were $56,000 and $752,000, respectively.  Non-cash investing activities in the first nine months fiscal 2008 consisted of the purchase of $754,000 of property and equipment from suppliers on account.  Assets acquired consist of amounts paid and received during the first nine months of fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Supplemental Financial Statement Data

Inventories

Inventories consist of the following (in thousands):

	June 27, 2008	September 28, 2007
Work-in-process	$6,770	$7,497
Finished goods	3,781	7,526
	$10,551	$15,023

During the nine months ended June 27, 2008 and June 29, 2007, the Company sold inventories with an original cost of approximately $1.1 million and $3.1 million, respectively, that had been written down to a zero cost basis during fiscal 2001.

Intangible Assets and Goodwill

In conjunction with the acquisition of certain assets of Ample Communications, Inc. on September 25, 2007, the Company acquired certain intangible assets.   These intangible assets consist of backlog (approximately $0.1 million), developed technology (approximately $3.1 million) and goodwill (approximately $2.3 million). In the first nine months of fiscal 2008, the Company recorded purchase accounting adjustments related to additional transaction costs, additional cash and accounts receivable received as well as a decrease in the value of fixed assets received.  Accordingly, the balance of goodwill has changed as follows (in thousands):

	September 28, 2007	Purchase Price Adjustments	June 27, 2008
Goodwill	$2,324	$105	$2,429

Deferred Income on Shipments to Distributors

Deferred income on shipments to distributors is as follows (in thousands):

	June 27, 2008	September 28, 2007
Deferred revenue on shipments to distributors	$4,165	$4,953
Deferred cost of inventory on shipments to distributors	(473)	(808)
Reserves	47	81
Deferred income on sales to distributors	$3,739	$4,226

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net loss	$(1,083)	$(2,519)	$(3,749)	$(21,455)
Foreign currency translation adjustments	22	67	708	487
Comprehensive loss	$(1,061)	$(2,452)	$(3,041)	$(20.968)

The balance of accumulated other comprehensive loss at June 27, 2008 and September 28, 2007 consists of accumulated foreign currency translation adjustments.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Revenues by Product Line

Revenues by product line are as follows (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Multiservice access products	$13,748	$9,241	$35,555	$27,545
High-performance analog products	10,921	9,408	31,649	27,360
WAN communications products	13,380	14,558	42,394	39,217
	$38,049	$33,207	$109,598	$94,122

Revenues by Geographic Area

Revenues by geographic area, based on product shipment destination, are as follows (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Americas	$8,795	$12,538	$34,883	$33,916
Asia-Pacific	24,891	16,729	60,728	49,329
Europe, Middle East and Africa	4,363	3,940	13,987	10,877
	$38,049	$33,207	$109,598	$94,122

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Direct sales to the following customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Customer A	20%	13%	17%	14%
Customer B	11%	16%	12%	17%
Customer C	10%	7%	7%	5%

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

The Company adopted the provisions of FIN 48 on September 29, 2007.  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $202,000 decrease in the liability for unrecognized income tax benefits, with an offsetting decrease in accumulated deficit.  As of September 29, 2007 the Company had approximately $28.9 million of total unrecognized tax benefits.  Of this total, $474,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.  The remaining $28.4 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s net operating loss carry-forwards with a related increase in the valuation allowance.  However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. In the first nine months of fiscal 2008, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of June 27, 2008.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company’s tax years ended October 1, 2004 to September 28, 2007 remain open to examination by certain foreign taxing jurisdictions.  The Company has incurred U.S. federal and state net operating losses in all tax periods since inception.  The statute of limitations on these tax periods with net operating losses does not begin until these losses are utilized.  Accordingly, all federal and all significant states’ tax years since inception remain open for examination.

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

The fair value of stock options awarded during the nine months ended June 27, 2008 and June 29, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Nine months ended
	June 27, 2008	June 29, 2007
Weighted-average fair value of options granted	$2.15	$5.85

Weighted-average assumptions:
Expected option life	3.3 years	3.3 years
Risk-free interest rate	2.6%	4.7%
Expected volatility	65%	75%
Dividend yield	—	—

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

Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Cost of goods sold	$43	$118	$121	$307
Research and development	450	816	1,762	1,910
Selling, general and administrative	603	1,351	2,240	3,584
Special charges	—	—	—	69
Total stock-based compensation expense	$1,096	$2,285	$4,123	$5,870

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 3.9 million shares (19.3 million shares on a pre June 30, 2008 one- for-five reverse stock split basis), (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Directors Stock Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 288,000 shares (1,440,000 shares on a pre June 30, 2008 one-for-five reverse stock split basis). As of June 27, 2008, an aggregate of 358,000 shares (adjusted for the June 30, 2008 one-for-five reverse stock split) of the Company’s common stock were available for issuance under these plans.

The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 6.0 million shares (29.9 million shares on a pre June 30, 2008 one- for-five reverse stock split basis) of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.

Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under SFAS 123R, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith.  The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007.

Stock Option Awards

Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). The following table summarizes stock option activity under all plans (adjusted for the June 30, 2008 one- for-five reverse stock split) (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at September 28, 2007	3,982	$11.65

Granted	84	$5.85
Exercised	(18)	$5.95
Forfeited or expired	(533)	$11.50

Outstanding at June 27, 2008	3,515	$11.55	3.3 years

Exercisable at end of period	3,001	$11.80	2.7 years

As of June 27, 2008, there was unrecognized compensation expense of $1.6 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.0 years. The aggregate intrinsic value of options exercised during the nine months ended June 27, 2008 was $33,000. The aggregate intrinsic value of options outstanding and options exercisable as of June 27, 2008 was $20,000.

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

In fiscal 2007 and the first nine months of fiscal 2008, new awards of stock-based compensation have principally consisted of restricted stock awards. The majority of the restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.  The fair value of each award is charged to expense over the service period.

The following table summarizes restricted stock award activity (adjusted for the June 30, 2008 one-for-five reverse stock split), (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at September 28, 2007	638	$10.85

Granted	731	$4.50
Vested	(499)	$7.70
Forfeited	(118)	$8.95

Nonvested shares at June 27, 2008	752	$7.30

The total fair value of shares vested during the nine months ended June 27, 2008 was $3.0 million.  As of June 27, 2008, there was unrecognized compensation expense of $2.8 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

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

5. Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Restructuring charges	$110	$(104)	$284	$4,728

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.

Activity and liability balances related to the Mindspeed restructuring plans through June 27, 2008 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Restructuring balance, September 28, 2007	$232	$1,252	$1,484
Charged to costs and expenses	—	284	284
Cash payments	(171)	(1,428)	(1,599)
Restructuring balance, June 27, 2008	$61	$108	$169

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

6. Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the nine months ended June 27, 2008 and June 29, 2007, rent and operating expenses payable to Conexant were $5.1 million and $4.0 million, respectively.

7. Subsequent Events

In July 2008, the Company completed the sale of certain non-core patents for $10 million, which will be reported in the Company’s fiscal 2008 fourth quarter revenues.

In addition, in August 2008, the Company issued $15 million aggregate principal amount of its 6.50% Convertible Senior Notes due 2013 in exchange for the surrender and cancellation of $15 million aggregate principal amount of its outstanding 3.75% Convertible Senior Notes due 2009.

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

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, IP private branch exchanges (PBXs),optical modules and broadcast video systems. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., LM Ericsson Telephone Company, Neophotonics Corporation, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE).

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 54% of our revenues for fiscal 2007 and 55% for the first nine months of fiscal 2008. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for fiscal 2007 and 73% for the first nine months of fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $57.4 million and $42.2 million on research and development for fiscal 2007 and the first nine months of fiscal 2008, respectively. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications.  We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents which are no longer core to our business.  We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and additional revenues in the first and second quarters of fiscal 2008.  We anticipate continuing this intellectual property strategy in future periods.

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

In order to become profitable, or to generate and sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. Through the first nine months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure.

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies.  Consolidation in the industry may lead to pricing pressure and loss of market share.  These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

On September 25, 2007, we acquired the product portfolio and intellectual property assets of Ample Communications, Inc., an innovative developer of Ethernet media access controller (MAC) products for carrier Ethernet aggregation applications.  We purchased these assets in a private foreclosure sale from Ample’s senior creditor.

The products we acquired from Ample ship to major OEM equipment customers for installation in Ethernet metropolitan, access, and enterprise networks, including wireless/cellular backhaul and Ethernet-over-SONET applications.  We market, sell and support these Ethernet aggregation products with densities ranging from two to 24 ports and Ethernet transmission speeds from 10 Mbps to 10 Gbps. We also expect to develop and further extend the Ethernet MAC product line.

On February 29, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). In order to regain compliance with the minimum bid price rule, we effected a one-for-five reverse stock split on June 30, 2008.

On July 23, 2008, we received a letter from NASDAQ informing us that the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of 10 consecutive business days.  Accordingly, we have regained compliance with Marketplace Rule 4450(a)(5).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements.  We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor.  The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated.  These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributors invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires.  At the time of shipment to these distributors, (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor, and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets.  We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions.  In recent years, such concessions have exceeded 30% of list price on average.  For detail of this account balance, see “Note 2 - Supplemental Financial Statement Data” to our consolidated financial statements.

We recognize revenues from other distributors at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed and determinable and the amount of future returns can be reasonably estimated and accrued.

Revenue from the sale and license of intellectual property is recognized when the above mentioned four revenue recognition criteria are met. Development revenue is recognized when services are performed and customer acceptance has been received and was not significant for any of the periods presented.

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

Recent Accounting Pronouncements

On September 29, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  See Note 3 to the financial statements for further information on our adoption of FIN 48.

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008.  We will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, to the extent we engage in any business combination transactions, such transaction will be recorded and disclosed following existing accounting principles until October 2, 2009.

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

In May 2008, the FASB issued FASB Staff Position FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We will be required to adopt this FSP in the first quarter of fiscal 2010.  Early adoption is not permitted. We believe this change in methodology will negatively affect our earnings and earnings per share as interest expense will be required to reflect the market rate of interest for nonconvertible debt.  We are currently evaluating the magnitude of this impact on our financial condition and results of operations.

Results of Operations

Net Revenues

The following table summarizes our net revenues:

	Three months ended			Nine months ended
	June 27,		June 29,	June 27,		June 29,
($ in millions)	2008	Change	2007	2008	Change	2007
Multiservice access products	$13.7	49%	$9.2	$35.6	29%	$27.5
High-performance analog products	10.9	16%	9.4	31.6	16%	27.4
WAN communications products	13.4	(8)%	14.6	42.4	8%	39.2
Net revenues	$38.0	15%	$33.2	$109.6	16%	$94.1

For the fiscal 2008 third quarter, the 15% increase in our revenues compared to the third quarter of fiscal 2007 reflects higher sales of our multiservice access products and our high-performance analog products, partially offset by lower sales of our WAN communications products.  Revenues from our multiservice access processors increased by $4.5 million, or 49%, principally reflecting increased sales volumes across our newer VoIP products as telecommunication service providers deploy IP-based access and enterprise networks partially offset by decreased shipments in our legacy products.  In addition, we experienced an increase in shipments in our multiservice access enterprise products.  Revenues from our high-performance analog products increased by $1.5 million, or 16%, primarily as a result of increased shipments of our switching and signal conditioning products.  Sales of our WAN communications products decreased by $1.2 million, or 8%, when compared to the third quarter of fiscal 2007, resulting from lower shipments of DSL transceivers, SONET applications and T/E carrier transmission products.  This decrease was partially offset by revenues from the sale of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007 and increased shipments of our high-level data link controller (HDLC) devices.

For the first nine months of fiscal 2008, the 16% increase in our revenues compared to the similar fiscal 2007 period reflects higher sales volumes across each of our product families including approximately $4.35 million in revenues from leveraging our intellectual property portfolio by selling non-core patents. Net revenues from our multiservice access products increased $8.1 million, or 29%, reflecting a combination of increased sales volumes across our newer VoIP product families, as well as revenues recorded on the sale of intellectual property, and increased shipments in our multiservice access enterprise products.   These increases were partially offset by a decrease in sales in our legacy products. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks. Net revenues from our high-performance analog products increased $4.2 million, or 16%, reflecting a benefit from increased demand for our switching and signal conditioning products. Net revenues from our WAN communications products increased $3.2 million, or 8% reflecting a combination of sales of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007, revenue recorded on the sale of intellectual property and increased shipments of our high-level data link controller (HDLC) devices.  These benefits were partially offset by a decrease in demand for our products in access and metropolitan area network applications such as T/E carrier transmission products and DSL transceivers.

Gross Margin

	Three months ended			Nine months ended
	June 27,		June 29,	June 27,		June 29,
($ in millions)	2008	Change	2007	2008	Change	2007
Gross margin	$25.5	13%	$22.7	$74.9	21%	$62.1
Percent of net revenues	67%		68%	68%		66%

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

Our gross margin for the fiscal 2008 third quarter increased $2.8 million over the comparable fiscal 2007 period, principally reflecting an increase in product sales.  The provision for excess and obsolete inventories was a net credit of $0.1 million for the fiscal 2008 third quarter, compared to a net credit of $0.2 million for the comparable fiscal 2007 period.  We experienced a decrease in sales in the third quarter of fiscal 2008 of inventory previously written down to a zero cost basis in fiscal 2001 to $0.2 million from $1.1 million in the third quarter of fiscal 2007.

Our gross margin for the first nine months of fiscal 2008 increased $12.8 million over the comparable fiscal 2007 period, principally reflecting an increase in product sales and the sale of intellectual property with a zero cost basis. The improvement of our gross margin for the first nine months of fiscal 2008 includes $4.35 million from the sale of certain patents that are no longer core to our business. In addition, the provision for excess and obsolete inventories was a $1.2 million net credit for the first nine months of fiscal 2008, compared to $0.4 million net credit for the comparable fiscal 2007 period.  Our gross margin improvement was partially offset by a decrease in sales in the first nine months of fiscal 2008 of inventory previously written down to a zero cost basis in fiscal 2001 to $1.1 million from $3.1 million in the first nine months of fiscal 2007.

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

Research and Development

	Three months ended			Nine months ended
	June 27,		June 29,	June 27,		June 29,
($ in millions)	2008	Change	2007	2008	Change	2007
Research and development	$14.8	6%	$13.9	$42.2	(4)%	$44.2
Percent of net revenues	39%		42%	38%		47%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $0.9 million increase in R&D expenses for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is mainly driven by $0.7 million in employee separation costs which consist of severance benefits payable to certain former employees as a result of organizational changes.  In addition, we experienced an increase in expenses related to electronic design automation tools.  These increases were partially offset by a $0.3 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives.

The $2.0 million decrease in R&D expenses for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 reflects a $0.7 million decrease in compensation and personnel-related costs and a $0.6 million decrease in the cost of our facilities resulting from our expense reduction actions. The decrease in R&D expenses also reflects a $0.9 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives.

Selling, General and Administrative

	Three months ended			Nine months ended
	June 27,		June 29,	June 27,		June 29,
($ in millions)	2008	Change	2007	2008	Change	2007
Selling, general and administrative	$11.2	3%	$10.8	$34.4	4%	$32.9
Percent of net revenues	29%		33%	31%		35%

Our selling, general and administrative (SG&A) expenses include sales and marketing costs, including the cost of personnel, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $0.4 million increase in our SG&A expenses for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 reflects a $0.5 million increase in legal and consulting fees incurred in conjunction with business development activities.

The $1.5 million increase in our SG&A expenses for the first nine months of fiscal 2008 compared to the comparable fiscal 2007 period reflects an increase of approximately $0.7 million in labor and benefits due to an increase in the cost of benefits offered to our employees, as well as $0.3 million in severance benefits payable to a former officer of the company.  Additionally, we experienced a $0.7 million increase in professional fees.  The increase in professional fees is primarily due to expenses incurred in connection with the printing and distribution of our proxy statement and the addition of submitting a proposal for stockholder approval to amend our certificate of incorporation to effect a reverse stock split and reduce our authorized shares of common stock.

Special Charges

Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Restructuring charges	$110	$(104)	$284	$4,728

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.

Activity and liability balances related to the Mindspeed restructuring plans through June 27, 2008 are as follows (in thousands):

	Workforce Reductions	Facility and Other	Total
Restructuring balance, September 28, 2007	$232	$1,252	$1,484
Charged to costs and expenses	—	284	284
Cash payments	(171)	(1,428)	(1,599)
Restructuring balance, June 27, 2008	$61	$108	$169

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

Interest Expense

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
($ in millions)	2008	2007	2008	2007
Interest expense	$0.6	$0.6	$1.7	$1.7

Interest expense represents interest on the $46 million aggregate principal amount of convertible senior notes we issued in December 2004.

Other Income, Net

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
($ in millions)	2008	2007	2008	2007
Other income, net	$0.2	$0.1	$0.1	$0.4

Other income, net principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The increase in other income for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 principally reflects lower foreign exchange losses incurred in the third quarter of fiscal 2008 than in the third quarter of fiscal 2007. This was partially offset by a decrease in interest income for the third quarter of 2008 compared to the third quarter of 2007 resulting from lower invested cash balances and lower interest rates.  The decrease in other income for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 principally reflects lower interest income in the nine months of 2008 than in the same period in the prior year resulting from lower invested cash balances and lower interest rates.

Provision for Income Taxes

Our provision for income taxes for the first nine months of fiscal 2008 and 2007 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first nine months of fiscal 2008 and 2007 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2008 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources

Cash provided by operating activities was $11.6 million for the first nine months of fiscal 2008 compared to cash used in operating activities of $9.4 million for the first nine months of fiscal 2007.  Operating cash flows for the first nine months of fiscal 2008 reflect our net loss of $3.7 million, offset by non-cash charges (depreciation and amortization, stock-based compensation expense, inventory provisions and other) of $8.0 million, and net working capital decreases of approximately $7.4 million.

The net working capital decreases for the first nine months of fiscal 2008 consisted principally of a $5.7 million decrease in net inventories resulting from our efforts to reduce inventory on hand and a $2.7 million increase in payables mainly due to the timing of payments.  In addition, other assets and other current assets decreased by $2.2 million mainly due to decreases in prepaid insurance and prepaid software licenses.  These working capital decreases were partially offset by a $3.5 million increase in accounts receivable.

Cash used in operating activities was $9.4 million for the first nine months of fiscal 2007. Operating cash flows for the first nine months of fiscal 2007 reflect our net loss of $21.5 million, partially offset by non-cash charges (depreciation, stock-based compensation expense and other) of $9.8 million, and net working capital decreases of approximately $2.2 million.

The net working capital decreases for the first nine months of fiscal 2007 consisted principally of a $3.1 million decrease in inventory primarily due to continued focus on decreasing inventory on hand.  The working capital decreases also include a $1.9 million increase in accrued expenses and other current liabilities mainly consisting of an increase in accrued compensation expense due to the timing of payment. These amounts were partially offset by a $2.5 million decrease in accounts payable principally related to the timing of vendor payments.

Cash used in investing activities of $7.6 million for the first nine months of fiscal 2008 principally consisted of $6.4 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million. For the first nine months of fiscal 2007, cash provided by investing activities of $1.6 million principally consisted of sales of marketable securities (net of purchases) of $5.0 million and capital expenditures of $3.4 million.

Cash provided by financing activities of $0.1 million and $3.3 million for the first nine months of fiscal 2008 and 2007, respectively, consisted of proceeds from the exercise of stock options.

Senior Notes Offerings

3.75% Convertible Senior Notes due 2009

In December 2004, we sold an aggregate principal amount of $46.0 million in convertible senior notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes are due November 18, 2009. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of our common stock. Upon conversion, we may, at our option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $11.55 per share ($2.31 per share on a pre June 30, 2008 one-for-five reverse stock split basis) of common stock, which is equal to a conversion rate of approximately 86.58 shares (432.9004 shares on a pre June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $14.05 per share ($2.81 per share on a pre June 30, 2008 one-for-five reverse stock split basis) of common stock, which was equal to approximately 71.17 shares (355.8719 shares on a pre June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.

If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we may be required to make additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and our average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date. If an applicable fundamental change were to occur between November 18, 2007 and November 18, 2008, the amount of the additional cash payment would be equal to such average stock price times a multiplier of up to 12.24 (61.19 on a pre June 30, 2008 one-for-five reverse stock split basis). Our obligation to make the additional cash payment will not apply to fundamental changes that occur on or after November 18, 2009, and the applicable multiplier will decrease on a daily basis through that date. Notwithstanding the foregoing, no additional cash payment will be required if the applicable average stock price is less than $11.50 per share ($2.30 per share on a pre June 30, 2008 one-for-five reverse stock split basis) (subject to adjustment as set forth in the indenture). In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of June 27, 2008, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

6.50% Convertible Senior Notes due 2013

On July 30, 2008, we entered into separate exchange agreements with certain holders of our existing 3.75% Convertible Senior Notes due 2009, pursuant to which holders of an aggregate of $15 million of the existing notes agreed to exchange their notes for $15 million in aggregate principal amount of a new series of 6.50% Convertible Senior Notes due 2013. The exchanges closed on August 1, 2008. We paid at the closing an aggregate of approximately $116,000 in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as a $750,000 fee to our financial advisor.

We issued the new notes pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. Following the completion of the exchange, $31 million in aggregate principal amount of the existing notes remain outstanding.

The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the new notes.

The new notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the new notes, we generally have the right to deliver to the holders thereof, at our option, (i) cash, (ii) shares of our common stock, or (iii) a combination thereof. The initial conversion price of the new notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock, and upon other events. If we undergo certain fundamental changes prior to maturity of the new notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their new notes at a repurchase price equal to 100% of the principal amount of the new notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the new notes into shares of our common stock and, under certain circumstances, receive additional shares of our common stock in the amount provided in the indenture.

If there is an event of default on the new notes, the principal of and premium, if any, on all the new notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the new notes; (ii) fail to deliver shares of common stock or cash upon conversion of the new notes; (iii) fail to deliver certain required notices under the new notes; (iv) fail, following notice, to cure a breach of a covenant under the new notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the new notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the new notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the new notes then held by such holder.

Conexant Warrant

On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 (90,333,445 on a pre June 30, 2008 one-for-five reverse stock split basis) outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one fifth of one share (one share on a pre June 30, 2008 one-for-five reverse stock split basis) of Mindspeed common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

In the Distribution, we issued to Conexant a warrant to purchase six million shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of our common stock at a price of $17.04 per share (adjusted to reflect our June 30, 2008 one-for-five reverse stock split), exercisable for a period of ten years after the Distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

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

Liquidity

Our principal sources of liquidity are our existing cash balances and cash generated from product sales. During the first nine months of fiscal 2008, we also received approximately $4.35 million in cash from sales of our non-core intellectual property. As of June 27, 2008, our cash and cash equivalents totaled $29.9 million. Our working capital at June 27, 2008 was $37.7 million. In July 2008, we received $10.0 million from the sale of non-core patents which will be included in revenues in the fourth quarter of fiscal 2008.

In order to become profitable, or to sustain positive cash flows from operations, we must further reduce operating expenses and/or increase revenues. Through the first nine months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and sales or licensing of non-core intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. We are currently evaluating a number of available refinancing alternatives regarding our convertible debt, including alternatives to provide cash necessary to repay our convertible debt due November 2009, when the instrument reaches maturity in 2009, assuming that it has not been converted into equity prior to maturity. From time to time, we may acquire our debt securities through open market purchases, privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents consist of demand deposits, highly-liquid money market funds and commercial paper. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of June 27, 2008, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of convertible senior notes which bear interest at a fixed rate of 3.75%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our long-term debt.

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies and we face foreign currency exchange rate risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign currency exchange rate risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 27, 2008, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 27, 2008, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 27, 2008, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are incurring operating losses and we may continue to incur losses in future periods.

We incurred a net loss of $3.7 million in the first nine months of fiscal 2008 and incurred net losses of $21.9 million in fiscal 2007 and $24.5 million in fiscal 2006. We may continue to incur losses and negative cash flows in future periods.

In order to become profitable, or to sustain positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. Through the first nine months of fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not make us profitable or allow us to sustain profitability if it is achieved. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not achieve profitability or sustain such profitability, if achieved.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For the first nine months of fiscal 2008, we generated $11.6 million in cash from operating activities compared to net cash used of $9.4 million in the first nine months of fiscal 2007. Our net cash used in operating activities was $10.0 million in fiscal 2007 and $15.9 million for fiscal 2006. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales of intellectual property. As of June 27, 2008, our cash and cash equivalents totaled $29.9 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. However, this may not be the case, and if we continue to incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We are currently evaluating, and may evaluate in the future, transactions that may involve the issuance or incurrence of indebtedness, including credit facilities, however we may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Additionally, in the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the effect on the market in China due to the Olympic games, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any worldwide economic slowdown or subsequent economic recovery, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

The loss of one or more key customers or distributors, or the diminished demand for our products from a key customer could significantly reduce our revenues and profits.

A relatively small number of end customers and distributors have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from our key customers. One or more of our key customers or distributors may discontinue operations as a result of consolidation, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock trades below $1.00 for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the Nasdaq Global Market, our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business. During fiscal 2008, our common stock traded below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, we effected a one-for-five reverse stock split on June 30, 2008.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

• changes in end-user demand for the products manufactured and sold by our customers;

• the effects of competitive pricing pressures, including decreases in average selling prices of our products;

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

• fluctuations in manufacturing yields;

• significant warranty claims, including those not covered by our suppliers; and

• intellectual property disputes.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 69% of our net revenues for fiscal 2007 and 73% for the first nine months of fiscal 2008. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

•

environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety;

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

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses and we may continue to incur losses in future periods. We believe that financial stability of suppliers is an important consideration in our customers’ purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers that they believe have a stronger financial position or liquidity.

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

Our success depends on our ability to develop competitive new products in a timely manner and keep abreast of the rapid technological changes in our market.

Our operating results will depend largely on our ability to continue to introduce new and enhanced semiconductor products on a timely basis as well as our ability to keep abreast of rapid technological changes in our markets. Our products could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the technologies related to our products. The introduction of new technology representing a substantial advance over current technology could adversely affect demand for our existing products. Currently accepted industry standards are also subject to change, which may also contribute to the obsolescence of our products. If we are unable to develop and introduce new or enhanced products in a timely manner, our business may be adversely affected.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 54% of our revenues for fiscal 2007 and 55% for the first nine months of fiscal 2008.

Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers’ products.  End-market demand may be subject to dramatic changes and is difficult to predict.  End-market demand is highly influenced by the timing and extent of carrier capital expenditures. The difficulty in predicting demand may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. Conversely, if we fail to anticipate inventory needs we may be unable to fulfill demand for our products, resulting in a loss of potential revenue.

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

If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products and we could be subject to claims for damages by our customers or others against us. We could also be exposed to product liability claims or indemnification claims by our customers.  These costs or damages could have a material adverse effect on our financial condition and results of operations.

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

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

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

Conexant holds a warrant to acquire six million shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of our common stock at a price of $17.04 per share (adjusted to reflect our June 30, 2008 one-for-five reverse stock split), exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. As of June 27, 2008, we have $46.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into approximately 86.5801shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of common stock per $1,000 principal amount of notes or an aggregate of approximately 3,983,000 shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Messrs. Raouf Y. Halim, Donald H. Gips, Jerre L. Stead and Dwight W. Decker continue to serve as directors.

ITEM 6. EXHIBITS

3.1

Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share.

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

4.4

Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, is incorporated herein by reference.

4.5

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

4.7

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

4.9

Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.10	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.11

Registration Rights Agreement, dated as of December 8, 2004, by and between the Registrant and Lehman Brothers Inc., filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

*10.1	Form of Employment Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008, is incorporated herein by reference.

10.2

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008.

10.3

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Indemnification Agreement filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.4

Letter Agreement, dated as of April 15, 2008, by and between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008, is incorporated herein by reference.

*10.5	Non-Qualified Stock Option Award and Award Agreement, dated July 25, 2008, by and between the Registrant and Bret W. Johnsen.

*10.6	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as Amended and Restated, as of July 1, 2008.

*10.7	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as Amended and Restated, as of July 1, 2008.

*10.8	Mindspeed Technologies, Inc. Directors Stock Plan, as Amended and Restated, as of July 1, 2008.

*10.9

Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 11, 2008, is incorporated herein by reference.

*10.10

Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2008, is incorporated herein by reference.

*10.11	Summary of Cash Bonus Arrangement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                           Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.
(Registrant)

Date: August 5, 2008	By	/s/ BRET W. JOHNSEN

Bret W. Johnsen
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share.

10.2

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2008.

10.3

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Indemnification Agreement filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5	Non-Qualified Stock Option Award and Award Agreement, dated July 25, 2008, by and between the Registrant and Bret W. Johnsen.

10.6	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as Amended and Restated, as of July 1, 2008.

10.7	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as Amended and Restated, as of July 1, 2008.

10.8	Mindspeed Technologies, Inc. Directors Stock Plan, as Amended and Restated, as of July 1, 2008.

10.11	Summary of Cash Bonus Arrangement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.