Form 10-K
period 2008-10-03
MINDSPEED TECHNOLOGIES, INC
filed 2008-12-16
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

Commission file number: 000-50499
MINDSPEED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, East Tower	92660-3095
Newport Beach, California	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(949) 579-3000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
(including associated Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $54 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the Registrant’s Common Stock as of November 28, 2008 was 23,868,160.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our ability to achieve design wins and convert wins into revenue;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the value of our intellectual property and our strategy regarding sales and licensing of non-core intellectual property;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth and sustain profitability or to sustain positive cash flows from operations;

•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;

•	our anticipation that we will not pay a dividend in the foreseeable future;

•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

•	our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

•	our intentions to market, sell and support acquired Ethernet aggregation products and to develop and further extend the Ethernet MAC product line;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the amount and timing of future payments under contractual obligations;

•	the effects of a downturn in the semiconductor industry and the general economy at large, including the impact of slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies on our revenue and results of operation;

•	the impact of reductions, delays and cancellation of orders from key customers given our dependence on a relatively small number of end customers and distributors for a significant portion of our revenue and our lack of long term purchase commitments;

•	the impact of volatility in the stock market on the market price of our common stock;

•	the impact on our business if we fail to comply with the minimum listing requirements for continued quotation on the Nasdaq Global Market;

•	the effect of changes in the amount of research coverage of our common stock, changes in earnings estimates or buy/sell recommendations by analysts and changes in investor perception of us and the industry in which we operate;

•	the effect of shifts in our product mix and the effect of maturing products;

•	the continued availability and costs of products from our suppliers;

•	the effect of exchange rates on our ability to be competitive internationally;

•	our ability to continue recognizing patent related revenues from the sale of non-core patents;

•	market demand for our new and existing products and our ability to increase our revenues;

•	our intentions with respect to inventories that were previously written down;

•	the growth rate for products in the enterprise, network access and metro service areas and our position to increase market share;

•	our competitive advantages;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

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

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, IP private branch exchanges (PBXs), optical modules and broadcast video systems. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE).

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

Spin-off from Conexant Systems, Inc.

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed. In the distribution, each Conexant stockholder received one share of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the distribution agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100.0 million. We issued to Conexant a warrant to purchase six million shares (30 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of our common stock at a price of $17.04 per share ($3.408 on a pre-June 30, 2008 one-for-five reverse stock split basis), exercisable for a period of ten years after the distribution. In connection with the distribution, we and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

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

Addressed Markets

Our semiconductor products are primarily focused on network infrastructure equipment applications in three segments of the broadly defined communications network: enterprise networks, broadband access service areas, and metropolitan and wide area networks. The type and complexity of network infrastructure equipment used in these network segments continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols.

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

Broadband Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network (including copper, fiber optic or wireless transmission) and the network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan and wide area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks, for example, connecting wireless base station equipment to a wireline network. Typical network infrastructure equipment found at the edge of the broadband access service area that use our products include optical node units (ONU), optical line terminals (OLT), remote access concentrators, digital subscriber line (DSL) access multiplexers, mixed-media gateways, wireless base stations, digital loop carrier equipment and media converters.

Metropolitan and Wide Area Networks, or metro and WAN, service areas of the telecommunications network refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area. In addition, it provides the communications link between broadband access service areas and the fiber optic-based, wide-area network. For metro equipment applications, communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products include add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms.

The telecommunications network, including the Internet, has evolved into a complex, hybrid series of digital and optical networks that connect individuals and businesses globally. These new larger bandwidth, data-centric networks integrate voice, data and video traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, broadband access, metro and long haul service area boundaries.

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

Strategy

Our objective is to grow our business and to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key enterprise, broadband access and metro service area market segments. To achieve this objective, we are pursuing the following strategies:

Focus on Increasing Share in High-Growth, High-Margin Applications

We have established strong market positions for our products in the enterprise, broadband access and metro service areas of the telecommunications network. We believe the markets for semiconductor products that address these applications will grow at faster rates than the markets for network infrastructure equipment in general. In addition, products which address applications in the enterprise, broadband access and metro service areas and perform packet processing, transmission processing and/or signal processing functions typically command higher average selling prices and higher margins, primarily due to their functional complexity and their software content. These two key attributes are expected to make the enterprise, broadband access and metro service areas the most attractive market segments for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

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

In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc. and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks, and LM Ericsson Telephone Company in Europe.

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

Through our efforts in building a large product portfolio, we have developed and we maintain a broad intellectual property portfolio. We periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents which are no longer core to our business.

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

Products

We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into three focused product families: high-performance analog products, multiservice access DSP products, and WAN communications products. These three product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

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

Our switching products include a family of high-speed crosspoint switches capable of switching traffic beyond 4.25 Gpbs within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include add-drop multiplexers, high-density IP switches, storage-area routers and optical cross-connect systems. In addition, we offer crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications at rates up to 3 Gbps.

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

Our Comcerto family of packet processors includes a full range of software-compatible solutions that enable OEMs to provide scalable systems with customized features for carrier, enterprise and customer premise applications. The high-density members of this family, the Comcerto 600, Comcerto 700 and Comcerto 900 series processors and related software, provide a complete “system-on-a-chip” solution for carrier-class VoIP and VoATM applications. The Comcerto 600 is capable of handling more than 256 channels of both VoIP and VoATM traffic, while the Comcerto 700 supports more than 400 channels, and the Comcerto 900 supports more than 600 channels. All are targeted for use in media gateways designed to bridge wireless, wireline and enterprise networks.

The Comcerto 500 and 800 series solutions are designed for enterprise voice and data processing applications. The Comcerto 500 series is a silicon “PBX-on-a-chip” which supports all required voice processing functionality for up to 64 channels, including encryption and is also used in access gateway applications. The Comcerto 800 series enables a new class of “office-in-a-box” systems by combining a high-quality voice-over-packet (VoP) subsystem with a high-performance routing and virtual private network (VPN) engine. The Comcerto 800 series integrates voice processing, packet processing and encryption functionality into a single device for the rapidly growing market for VoP enterprise networks. This product is targeted for use in enterprise voice gateways, IP PBXs and integrated access devices (IADs).

The newest member of the Comcerto family, the Comcerto 100 series broadband services processor, is designed to support secure “triple-play” voice, video and data networks for residential and small office/home office markets. The Comcerto 100 series processor integrates high-performance security processing, packet processing and quality of service (QoS) capabilities for next-generation broadband customer premise equipment (CPE) enabling service providers to deliver sophisticated multimedia content to their subscribers.

WAN Communications Products

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

Our high-performance ATM/MPLS network processors are designed to offer advanced protocol translation and traffic management capabilities. Protocol translation occurs where different types of networks and protocols interconnect. Traffic management describes a collection of functions which are used to optimally allocate network bandwidth and allow service providers to provide differentiated services over their networks. Our software-

programmable devices operate at data transmission rates from 1.5 Mbps to 2.5 Gbps. Our network processor devices address internetworking applications, including ATM segmentation and reassembly, and a variety of traffic management functions, including traffic shaping, traffic policing and queue management, required by these applications.

Our carrier Ethernet products include Ethernet media access controllers and oversubscription aggregators which have applications in both enterprise switches and telecom edge switches. These carrier Ethernet products add traffic shaping and quality of service prioritization mechanisms in order to provide the higher degree of traffic control needed in wide area networks that base their data transmission on the Ethernet protocol prevalent in local area networks. In late fiscal 2008 we also introduced a carrier Ethernet switch component that can be used to aggregate up to ten 1 Gbps Ethernet streams to a single 10 Gbps Ethernet stream.

Our wide-area networking communications products are designed for use in a variety of equipment including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways and wireless base station controllers.

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 52% of our revenues for fiscal 2008. For fiscal 2008, distributors Alltek Technology Corporation and Avnet, Inc. accounted for 16% and 11%, respectively, of our net revenues.

Our top five direct OEM customers for fiscal year 2008 were Alcatel-Lucent, Huawei Technologies Co., Oplink Communications, Inc., Samsung Electronics Co. and Zhongxing Telecom Equipment Corp. While our direct sales to these customers accounted for a total of approximately 14% of our fiscal 2008 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2008 included Cisco Systems, Inc., Nortel Networks, Inc., and Nokia Siemens Networks, however we do not believe any of our OEM customers accounted for 10% or more of our net revenues.

Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 36%, 13% and 51%, respectively, of our total revenues for fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 2 and Note 14 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization comprised of 100 employees as of October 31, 2008, located in two domestic and seven international sales locations. Our marketing, sales and field applications engineering teams, augmented by 14 electronic component distributors and 10 sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Operations and Manufacturing

We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of our products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die. Our primary foundry supplier for specialty process requirements is Jazz Semiconductor, Inc. We use several other suppliers for wafers used in older products. We believe that the raw materials, parts and supplies required by our foundry suppliers are generally available at present and will be available in the foreseeable future.

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

Our principal competitors are Applied Micro Circuits Corporation, Exar Corporation, Freescale Semiconductor, Inc., Gennum Corporation, Infineon Technologies A.G., Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Incorporated, Transwitch Corporation and Vitesse Semiconductor Corporation.

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

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 31, 2008, we had 271 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at eight design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to jurisdictions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

We spent approximately $56.2 million, $57.4 million, and $64.1 million on research and development activities in fiscal years 2008, 2007 and 2006, respectively. The decreases in our research and development expenses reflect the workforce reductions and other cost reduction actions we implemented in fiscal years 2002 through 2008.

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

Employees

As of October 31, 2008, we had 484 full-time employees, approximately 322 of whom were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past five years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

We have incurred operating losses in the past and we may incur losses in future periods.

We generated net income of $7.2 million in fiscal 2008, however incurred net losses of $21.9 million in fiscal 2007 and $24.5 million in fiscal 2006. We may incur losses and negative cash flows in future periods.

In order to sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions which have improved our operating cost structure, and we will continue to perform additional actions, when necessary. These expense reductions alone may not allow us to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to sustain the profitability achieved in fiscal 2008.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.

For fiscal 2008, we generated $26.7 million in cash from operating activities compared to net cash used in operating activities of $10.0 million in fiscal 2007 and $15.9 million in fiscal 2006. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales of intellectual property. As of October 3, 2008, our cash and cash equivalents totaled $43.0 million. We believe that our existing sources of liquidity will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. However, this may not be the case, and if we incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We have recently completed transactions that involved the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale of non-core patents as we have in previous periods.

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

Additionally, recently general worldwide economic conditions have experienced a significant downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any worldwide economic slowdown or subsequent economic recovery, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

The price of our common stock may fluctuate significantly.

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to sustain the profitability we achieved in the fourth quarter of fiscal 2008;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If our common stock trades below $1.00 for 30 consecutive trading days, or if we otherwise do not meet the requirements for continued quotation on the Nasdaq Global Market (NASDAQ), our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business. During fiscal 2008, our common stock traded below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, we effected a one-for-five reverse stock split on June 30, 2008.

On October 16, 2008, NASDAQ filed a rule change with the SEC to suspend temporarily the continued listing requirements relating to bid price and market value of publicly held shares through January 16, 2009. In November 2009, our stock price began trading below $1.00 per share. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, market and support new products and technologies on a timely basis;

•	intellectual property disputes;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	availability and cost of products from our suppliers;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields; and

•	significant warranty claims, including those not covered by our suppliers.

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

Our revenues and operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, market and support new products and technologies on a timely basis;

•	intellectual property disputes;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	availability and cost of products from our suppliers;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields; and

•	significant warranty claims, including those not covered by our suppliers.

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

In periods of poor operating performance, we have experienced, and may experience in the future, particular difficulty attracting and retaining key personnel. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially and adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have reduced the number of our technical employees. We intend to continue to expand our international business activities including expansion of design and operational centers abroad and may have difficulty attracting and maintaining international employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.

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

Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing) is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited capacity to fulfill the production requirements of other clients that are larger or better financed than we are, or who have superior contractual rights to enforce the manufacture of their products, including to the exclusion of producing our products.

Additionally, if we are required to seek alternative foundries or assembly and test service providers, we would be subject to longer lead times, indeterminate delivery schedules and increased manufacturing costs, including costs to find and qualify acceptable suppliers. For example, if we choose to use a new foundry, the qualification process may take as long as six months over the standard lead time before we can begin shipping products from the new foundry. Such delays could negatively affect our relationships with our customers.

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

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including deteriorations in general economic conditions, labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 68% of our net revenues for fiscal 2008. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 52% of our revenues for fiscal 2008.

Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers’ products. End-market demand may be subject to dramatic changes and is difficult to predict. End-market demand is highly influenced by the timing and extent of carrier capital expenditures which may decrease due to general economic conditions, and uncertainty, over which we have no control. The difficulty in predicting demand may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. Conversely, if we fail to anticipate inventory needs we may be unable to fulfill demand for our products, resulting in a loss of potential revenue.

If network infrastructure OEMs do not design our products into their equipment, we will be unable to sell those products. Moreover, a design win from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk for the OEM. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.

Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenues related to those products.

Our customers generally need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative expenses before we generate any revenues from new products. We may never generate the anticipated revenues if our customers cancel or change their product plans as customers may increasingly do if economic conditions continue to deteriorate.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies and processes. We may be required to engage in litigation to enforce or protect our intellectual property rights, which may require us to expend significant resources and to divert the efforts and attention of our management from our business operations; in particular:

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and changes in rule making by various regulatory bodies. Factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire six million shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of our common stock at a price of $17.04 per share (adjusted to reflect our June 30, 2008 one-for-five reverse stock split), exercisable through June 27, 2013, representing approximately 15% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. Currently, we have $25.5 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 4.1 million shares (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Some of our directors are Conexant directors. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the warrant to purchase our common stock issued to Conexant, or with respect to other agreements made between us and Conexant in connection with the distribution.

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

At October 31, 2008, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), eight design centers and nine sales locations. These facilities had an aggregate floor space of approximately 219,000 square feet, all of which is leased, consisting of approximately 144,000 square feet at our headquarters, 58,000 square feet at our design centers and 17,000 square feet at our sales locations. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

No matters were submitted to a vote of our stockholders during the quarter ended October 3, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “MSPD.” The following table lists the high and low closing sales price of our common stock as reported by the Nasdaq Global Market for the periods indicated, adjusted to reflect our June 30, 2008 one-for-five reverse stock split.

	High	Low

Fiscal 2007
Quarter ended December 29, 2006	$10.25	$8.10
Quarter ended March 30, 2007	$12.65	$8.75
Quarter ended June 29, 2007	$11.90	$9.75
Quarter ended September 28, 2007	$11.25	$7.95
Fiscal 2008
Quarter ended December 28, 2007	$9.20	$5.65
Quarter ended March 28, 2008	$6.10	$2.40
Quarter ended June 27, 2008	$4.75	$2.35
Quarter ended October 3, 2008	$4.40	$2.08

Recent Share Prices and Holders

The last reported sale price of our common stock on December 12, 2008 was $1.05 and there were approximately 30,210 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our current revolving credit facility restricts our ability to pay cash dividends on our common stock without the lender’s consent. Our future dividend policy will depend on our earnings, capital requirements and financial condition, as well as requirements of our financing agreements and other factors that our board of directors considers relevant.

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

	Oct. 3,	Sept. 28,	Sept. 29,	Sept. 30,	Oct. 1,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues:
Products	$144,349	$125,805	$135,919	$111,777	$119,435
Intellectual Property	16,350	2,000	—	—	—

Total net revenues	160,699	127,805	135,919	111,777	119,435
Cost of goods sold	47,625	42,334	43,592	33,704	35,149

Gross margin	113,074	85,471	92,327	78,073	84,286
Operating expenses:
Research and development	56,217	57,447	64,104	71,355	79,582
Selling, general and administrative	46,984	43,385	46,970	41,871	46,845
Amortization of intangible assets	—	—	—	20,481	50,318
Special charges(1)	211	4,724	2,550	5,999	387

Total operating expenses	103,412	105,556	113,624	139,706	177,132

Operating income/(loss)	9,662	(20,085)	(21,297)	(61,633)	(92,846)
Interest expense	(2,360)	(2,240)	(2,231)	(1,788)	—
Other income, net	544	522	863	1,162	320

Income/(loss) before income taxes	7,846	(21,803)	(22,665)	(62,259)	(92,526)
Provision for income taxes	611	111	1,849	370	721

Net income/(loss)	$7,235	$(21,914)	$(24,514)	$(62,629)	$(93,247)

Income/(loss) per share:
Income/(loss) per share, basic(2)	$0.31	$(0.99)	$(1.16)	$(3.06)	$(4.75)
Income/(loss) per share, diluted(2)	$0.31	$(0.99)	$(1.16)	$(3.06)	$(4.75)
Shares used in computation of net income/(loss) per share, in thousands:
Basic(2)	23,046	22,156	21,107	20,438	19,628
Diluted(2)	23,202	22,156	21,107	20,438	19,628

	Oct. 3,	Sept. 28,	Sept. 29,	Sept. 30,	Oct. 1,
	2008	2007	2006	2005	2004

Balance Sheet Data
Cash and cash equivalents	$43,033	$25,796	$29,976	$15,335	$43,638
Marketable securities	—	—	11,260	40,094	—
Working capital	50,277	35,814	50,880	59,332	49,082
Total assets	100,604	82,079	96,542	105,504	126,300
Long-term debt	45,648	45,037	44,618	44,219	—
Stockholders’ equity	27,958	14,246	23,476	33,826	90,927

(1)	Special charges consist of asset impairments, restructuring charges, separation costs and gains and losses on the sale of certain assets.

(2)	Adjusted to reflect our one-for-five reverse stock split which was effected on June 30, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop and sell semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, IP private branch exchanges (PBXs), optical modules and broadcast video systems. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., LM Ericsson Telephone Company, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE).

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 52% of our revenues for fiscal 2008. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 68% of our net revenues for fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $56.2 million on research and development in fiscal 2008. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents which are no longer core to our business. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and continued to recognize patent related revenues throughout fiscal 2008. We anticipate continuing this intellectual property strategy in future periods.

We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenues. Through fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. In the first quarter of fiscal 2009, we announced a restructuring plan. We anticipate incurring special charges of between $2.7 and $3.2 million dollars during the first and second quarters of fiscal 2009, primarily associated with severance costs for affected employees. When we complete these restructuring actions, we estimate we will achieve annualized savings of between $4.5 and $5.1 million dollars.

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry may lead to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

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

On July 23, 2008, we received a letter from NASDAQ informing us that the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of ten consecutive business days. Accordingly, we have regained compliance with Marketplace Rule 4450(a)(5).

On October 16, 2008, NASDAQ filed a rule change with the SEC to suspend temporarily the continued listing requirements relating to bid price and market value of publicly held shares through January 16, 2009. In November 2009, our stock price began trading below $1.00 per share. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.

Stock-Based Compensation Programs

We use stock-based compensation to attract and retain employees and to provide long-term incentive compensation that further aligns the interests of our employees with those of our stockholders. Prior to fiscal 2006, our stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; we also made broad-based stock option grants covering substantially all of our employees annually. Stock option awards have exercise prices not less than the market price of our common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). From time to time we have also used restricted stock awards with time-based vesting for incentive or retention purposes.

Beginning in fiscal 2006, we revised our stock-based compensation arrangements to provide current and long-term incentive compensation, principally through restricted stock awards. During the last three fiscal years, we granted an aggregate of 0.8 million (fiscal 2008), 0.6 million (fiscal 2007) and 0.8 million (fiscal 2006) shares of restricted stock (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) to our employees. These awards principally consisted of broad-based grants, covering substantially all of our employees. One broad-based grant was intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals for each of the fiscal years. Another broad-based grant of restricted stock was intended to provide long-term incentive compensation; these awards vest ratably over a period of four years, and require continued service. In fiscal 2006, certain senior management personnel also received additional restricted stock awards having vesting tied to our achievement of an operating profit.

From time to time, we also grant stock options or other stock-based awards for incentive, retention or inducement purposes. We periodically review, and may further revise, our compensation arrangements based on our assessment of the effectiveness of our compensation arrangements and to keep our overall compensation package at market levels.

Effective October 1, 2005, we adopted Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” using the “modified prospective application.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock-based compensation expense for fiscal 2008, fiscal 2007 and fiscal 2006 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

Stock-based compensation expense totaling $5.5 million, $7.3 million, and $7.5 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, is included in cost of goods sold, research and development expenses, selling, general and administrative expenses and special charges. As of October 3, 2008, there was unrecognized compensation expense of $2.0 million related to unvested stock options, which we expect to recognize over a weighted-average period of 1.4 years and unrecognized compensation expense of $2.0 million related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 0.9 years.

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

Revenue Recognition — Our products are often integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements through our maintenance contracts for many of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, we apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations.

We generate revenues from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.

We recognize revenues on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor, and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see “Note 3 — Supplemental Financial Statement Data” to our consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us in the first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a material impact on our results of operations or financial position. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

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

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, to the extent we engage in any business combination transactions, such transactions will be recorded and disclosed following existing accounting principles until October 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and do not expect that the adoption will have a material impact on our financial condition or results of operations.

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

Results of Operations

Net Revenues

Fiscal 2008 Compared to Fiscal 2007; Fiscal 2007 Compared to Fiscal 2006

The following table summarizes our net revenues:

	2008	Change	2007	Change	2006
	(Dollars in millions)

Multiservice access DSP products	$55.8	53%	$36.3	(3)%	$37.4
High-performance analog products	41.9	12%	37.5	(12)%	42.7
WAN communications products	63.0	17%	54.0	(3)%	55.8

Net revenues	$160.7	26%	$127.8	(6)%	$135.9

The 26% increase in our net revenues for fiscal 2008 is driven by an increase in revenues from leveraging our intellectual property portfolio by selling non-core patents, as well as an increase in product sales. During fiscal 2008, we recognized $16.4 million from the sale of patents compared to $2 million in fiscal 2007. The remaining $18.5 million of the increase in revenues represents higher product shipments across each of our product families. Net revenues from our multiservice access products increased $19.5 million, or 53%, reflecting a combination of increased sales volumes across our newer VoIP product families, including our multiservice access carrier and enterprise products, as well as an increase in revenues recorded on the sale of intellectual property. We believe we are benefiting from the increasing deployment of IP-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks. Net revenues from our high-performance analog products increased $4.4 million, or 12%, reflecting a benefit from increased demand for our switching and signal conditioning products. Net revenues from our WAN communications products increased $9.0 million, or 17% reflecting a combination of sales of Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007, revenue recorded on the sale of intellectual property and increased shipments of our high-level data link controller (HDLC) devices. These benefits were partially offset by a decrease in demand for our products in access and metropolitan area network applications such as T/E carrier transmission products, synchronous optical networking applications and DSL transceivers.

The 6% decrease in our net revenues for fiscal 2007 compared to fiscal 2006 reflects lower sales volumes across each of our product families. Net revenues from our multiservice access DSP products decreased $1.1 million, or 3%, reflecting a decrease in sales in our legacy products mostly offset by increased sales volumes across our newer VoIP product families as well as $2 million in revenues recorded on the sale of intellectual property. We experienced increased sales volumes of our newer VoIP product families, as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. Net revenues from our high-performance analog products decreased by $5.2 million, or 12%, mostly due to decreased shipments of our physical media dependent devices serving fiber optic markets somewhat offset by increased shipments of video infrastructure products serving standard and high definition broadcast video markets. Sales of our WAN communications products decreased by $1.8 million, or 3%, primarily resulting from a slowdown in consumption of our products in access and metropolitan area network applications such as T/E carrier transmission products. These decreases were partially offset by an increase in demand for our ATM/MPLS network processor products for use in wireless, enterprise and broadband infrastructure applications.

Gross Margin

	2008	Change	2007	Change	2006
	(Dollars in millions)

Gross margin	$113.1	32%	$85.5	(7)%	$92.3
Percent of net revenues	70%		67%		68%

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

Our gross margin for fiscal 2008 increased $27.6 million over fiscal 2007. $14.3 million of this increase in gross margin is due to an increase in non-core patent sales with associated revenues growing from $2 million in fiscal 2007 to $16.4 million in fiscal 2008. Additionally, our gross margin for fiscal 2008 increased as a result of increased product sales. Our gross margin as a percent of net product revenues for fiscal 2008 increased 1% from fiscal 2007 primarily as a result of a change in the provision for excess and obsolete inventories. The provision decreased $0.9 million net for fiscal 2008 compared to an increase in the provision of $1.8 million in fiscal 2007. These benefits were partially offset by a $2.4 million reduction in the benefit related to the sale of inventory previously written down to a zero cost basis in 2001. Our gross margin for fiscal 2007 decreased $6.8 million over fiscal 2006, principally reflecting the 6% decrease in our net revenues. Our gross margin as a percent of net revenues for fiscal 2007 decreased 1% from fiscal 2006 primarily as a result of a $1.5 million reduction in the benefit related to the sale of inventory previously written down to a zero cost basis in 2001. In addition, the change in provision for excess and obsolete inventories was an increase in the provision of $1.8 million in fiscal 2007 compared to a net decrease of $0.6 million for fiscal 2006.

Our gross margin benefited from the sale of inventories with an original cost of $1.6 million (fiscal 2008), $4.0 million (fiscal 2007), and $5.5 million (fiscal 2006) that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost.

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

From the time of the fiscal 2001 inventory write-downs through October 3, 2008, we scrapped a portion of these inventories having an original cost of $39.9 million and sold a portion of these inventories with an original cost of $37.6 million. The sales resulted from increased demand beginning in the first quarter of fiscal 2002 which was not anticipated at the time of the write-downs. As of October 3, 2008, we continued to hold inventories with an original cost of $6.0 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience a renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margin will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

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

Research and Development

	2008	Change	2007	Change	2006
	(Dollars in millions)

Research and development expenses	$56.2	(2)%	$57.4	(10)%	$64.1
Percent of net revenues	35%		45%		47%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $1.2 million decrease in R&D expenses from fiscal 2008 to fiscal 2007 principally reflects a $1.1 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives. In addition, the decrease in R&D expenses reflects a $0.6 million decrease in compensation and personnel-related costs, including stock compensation, resulting from our expense reduction actions and a $0.6 million decrease in the cost of our facilities. These decreases in R&D were partially offset by a $0.8 million increase in employee separation costs which consist of severance benefits payable to certain former employees as a result of organizational changes.

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

Selling, General and Administrative

	2008	Change	2007	Change	2006
	(Dollars in millions)

Selling, general and administrative expenses	$47.0	8%	$43.4	(8)%	$47.0
Percent of net revenues	29%		34%		35%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $3.6 million increase in our SG&A expenses for fiscal 2008 compared to fiscal 2007 reflects an increase of approximately $0.3 million, net in labor and benefits, including stock compensation, due to an increase in the cost of benefits offered to our employees, as well as $0.9 million in employee separation costs which consist of severance benefits payable to certain former employees as a result of organizational changes. Additionally, we experienced a $1.7 million increase in professional fees. The increase in professional fees is primarily due to expenses incurred in conjunction with business development activities and effecting a reverse stock split.

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

Special Charges

Special charges consist of the following:

	2008	2007	2006
	(In millions)

Restructuring charges	$0.2	$4.7	$2.6

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.

Activity and liability balances related to the Mindspeed restructuring plans through October 3, 2008 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, September 29, 2006	$953	$714	$1,667
Charged to costs and expenses	2,191	2,533	4,724
Non cash charges	(61)	—	(61)
Cash payments	(2,851)	(1,995)	(4,846)

Restructuring balance, September 28, 2007	232	1,252	1,484
Charged to costs and expenses	(40)	251	211
Non cash charges	—	(71)	(71)
Cash payments	(186)	(1,430)	(1,616)

Restructuring balance, October 3, 2008	$6	$2	$8

In the first quarter of fiscal 2009, we announced a restructuring plan. We anticipate incurring special charges of between $2.7 and $3.2 million dollars during the first and second quarters of fiscal 2009, primarily associated with severance costs for affected employees. When we complete these restructuring actions, we estimate we will achieve annualized savings of between $4.6 and $5.1 million dollars.

Interest Expense

	2008	2007	2006
	(In millions)

Interest expense	$(2.4)	$(2.2)	$(2.2)

Interest expense for fiscal 2008, 2007 and 2006 represents interest on our convertible senior notes issued in December 2004 and July 2008. The interest expense increase for fiscal 2008, as compared to fiscal 2007, is a result of our extinguishment and reissuance of $15 million of our convertible notes which occurred in July of 2008. The interest rate on these convertible senior notes increased from 3.75% to 6.5%.

Other Income, Net

	2008	2007	2006
	(In millions)

Other income, net	$0.5	$0.5	$0.9

Other income principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The decrease in other income in fiscal 2007 as compared to fiscal 2006 principally reflects lower interest income resulting from the lower cash, cash equivalent and marketable security balances.

Provision for Income Taxes

	2008	2007	2006
	(In millions)

Provision for income taxes	$0.6	$0.1	$1.8

Our provision for income taxes for fiscal years 2008, 2007 and 2006 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and the potential of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2008, 2007, and 2006 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations.

As of October 3, 2008, we had a valuation allowance of $248.3 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize these deferred tax assets through the reduction of future income tax payments. As of October 3, 2008, we had U.S. federal net operating loss carryforwards of approximately $630.9 million, including the net operating loss carryforwards we retained in the distribution.

Liquidity and Capital Resources

Cash generated by operating activities was $26.7 million for fiscal 2008 compared to cash used in operating activities of $10.0 million for fiscal 2007 and $15.9 million for fiscal 2006. Operating cash flows for fiscal 2008 reflect our net income of $7.2 million, non-cash charges (depreciation, stock compensation, inventory provisions and other) of $11.8 million, and net working capital decreases of approximately $7.6 million. Operating cash flows for fiscal 2007 reflect our net loss of $21.9 million, partially offset by non-cash charges (depreciation, stock compensation, inventory provisions and other) of $14.8 million, and net working capital increases of approximately $2.9 million.

The net working capital decreases for fiscal 2008 included a $5.4 million increase in accounts payable, a $1.1 million increase in accrued expenses and other current liabilities mainly due to the timing of vendor payments. These amounts were partially offset by a $0.3 million increase in inventories.

Cash used in investing activities of $8.7 million consisted of capital expenditures of $7.5 million and cash payments related to the acquisition of assets from Ample Communications of $1.2 million. Cash provided by investing activities of $2.3 million for fiscal 2007 consisted of net sales of marketable securities (net of purchases) of $11.3 million, partially offset by capital expenditures of $4.1 million and the acquisition of assets from Ample Communications of $4.9 million. Cash provided by investing activities of $25.2 million for fiscal 2006 principally consisted of net sales of marketable securities (net of purchases) of $29.7 million, partially offset by capital expenditures of $4.5 million.

Cash used in financing activities of $0.7 million for fiscal 2008 consisted of $0.8 million in debt issuance costs related to our new 6.5% senior convertible debt partially offset by proceeds from the exercise of stock options of $0.1 million. Cash provided by financing activities of $3.4 million for fiscal 2007 consisted of proceeds from the exercise of stock options. Cash provided by financing activities of $5.3 million for fiscal 2006 consisted of proceeds from the exercise of stock options.

Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. Under the loan and security agreement, SVB has agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% Convertible Senior Notes due in 2009. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the company and such subsidiaries, other than intellectual property.

Any indebtedness under the loan and security agreement bears interest at a variable rate ranging from prime plus 0.25 percent to a maximum rate of prime plus 1.25 percent, as determined in accordance with the interest rate grid set forth in the loan and security agreement. The loan and security agreement contains affirmative and negative covenants which, among other things, require us to maintain a minimum tangible net worth and to deliver to SVB specified financial information, including annual, quarterly and monthly financial information, and limit our ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations: (i) merge with or acquire other companies; (ii) create liens on our property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arm’s length basis; (v) dispose of property; and (vi) issue dividends or make distributions.

As of October 3, 2008, we were in compliance with all required covenants. At October 3, 2008, we had no outstanding borrowings under our credit facility with SVB.

3.75% Convertible Senior Notes due 2009

In December 2004, we sold an aggregate principal amount of $46.0 million in convertible senior notes due 2009, of which only $10.5 million is currently outstanding, for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes are due November 18, 2009. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of our common stock. Upon conversion, we may, at our option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $11.55 per share ($2.31 per share on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock, which is equal to a conversion rate of approximately 86.58 shares (432.9004 shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $14.05 per share ($2.81 per share on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock, which was equal to approximately 71.17 shares (355.8719 shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.

If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we may be required to make an additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and our average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date. If an applicable fundamental change were to occur between November 18, 2008 and November 18, 2009, the amount of the additional cash payment would be equal to such average stock price times a multiplier of up to 11.95 (59.75 on a pre-June 30, 2008 one-for-five reverse stock split basis). Our obligation to make the additional cash payment will not apply to fundamental changes that occur on or after November 18, 2009, and the applicable multiplier will decrease on a daily basis through that date. Notwithstanding the foregoing, no additional cash payment will be required if the applicable average stock price is less than $11.50 per share ($2.30 per share on a pre-June 30, 2008 one-for-five reverse stock split basis) (subject to adjustment as set forth in the indenture). In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 3, 2008, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

On July 30, 2008, we entered into separate exchange agreements with certain holders of our existing convertible senior notes due 2009, pursuant to which holders of an aggregate of $15 million of the existing notes agreed to exchange their notes for $15 million in aggregate principal amount of a new series of convertible senior notes due 2013. The exchanges closed on August 1, 2008. We paid at the closing an aggregate of approximately $0.1 million in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as $0.9 million in transaction fees.

In October 2008, we repurchased $20.5 million aggregate principal amount of our convertible senior notes due 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008.

6.50% Convertible Senior Notes due 2013

We issued the convertible senior notes due 2013, or new notes, pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.

The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the new notes.

The new notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the new notes, we generally have the right to deliver to the holders thereof, at our option: (i) cash; (ii) shares of our common stock; or (iii) a combination thereof. The initial conversion price of the new notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock, and upon other events. If we undergo certain fundamental changes prior to maturity of the new notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their new notes at a repurchase price equal to 100% of the principal amount of the new notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the new notes into shares of our common stock and, under certain circumstances, receive additional shares of our common stock in the amount provided in the indenture.

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 3, 2008, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the new notes, the principal of and premium, if any, on all the new notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the new notes; (ii) fail to deliver shares of common stock or cash upon conversion of the new notes; (iii) fail to deliver certain required notices under the new notes; (iv) fail, following notice, to cure a breach of a covenant under the new notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the new notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the new notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the new notes then held by such holder.

Conexant Warrant

On June 27, 2003, Conexant Systems, Inc. completed the distribution to Conexant stockholders of all 18,066,689 (90,333,445 on a pre-June 30, 2008 one-for-five reverse stock split basis) outstanding shares of common stock of our company, its wholly owned subsidiary. In the distribution, each Conexant stockholder received one fifth of one share (one share on a pre-June 30, 2008 one-for-five reverse stock split basis) of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company.

In the distribution, we issued to Conexant a warrant to purchase six million shares (30 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of our common stock at a price of $17.04 per share ($3.408 on a pre-June 30, 2008 one-for-five reverse stock split basis), exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

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

Liquidity

Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales and the sales of our non-core intellectual property. As of October 3, 2008, our cash and cash equivalents totaled $43.0 million. Our working capital at October 3, 2008 was $50.3 million.

In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or maintain increased revenues. Through fiscal 2008, we have completed a series of cost reduction actions which have improved our operating cost structure. These expense reductions alone may not allow us to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to sustain profitability.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sales of non-core intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of October 3, 2008:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(In millions)

Long-term debt	$46.0	$—	$31.0	$15.0	$—
Interest expense on long-term debt	6.6	2.1	2.5	2.0	—
Operating leases	16.3	7.7	6.7	1.5	0.4
Purchase obligations	7.6	3.1	4.5	—	—
Employee severance	0.9	0.8	0.1

Total	$77.4	$13.7	$44.8	$18.5	$0.4

Long-term debt consists of $46.0 million aggregate principal amount of our convertible senior notes. $31.0 million of the notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. During October 2009, we repurchased $20.5 million of these notes. The remaining $15.0 million of the notes bear interest at a rate of 6.5%, payable semiannually in arrears each February 1 and August 1, and mature on August 1, 2013.

In June 2007, we extended our Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease was extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the Sublease for the next 12 months is approximately $3.4 million. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $10.2 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into non-cancelable subleases with anticipated rental income totaling $0.9 million and extending to various dates through fiscal 2011, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent between fiscal 2009 and fiscal 2012. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.

In addition to the obligations included in the table above, we have a $0.4 million liability related to post-retirement benefits for employees at one of our international locations. The timing of the related payments is not known.

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

Our cash and cash equivalents consist of commercial paper and highly-liquid money market funds. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest in the securities that meet high credit quality standards and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of October 3, 2008, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of our revolving credit facility and our convertible senior notes. Our convertible senior notes bear interest at fixed rates of 3.75% and 6.5%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25 percent to a maximum rate of prime plus 1.25 percent, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. There were no borrowings on the credit facility during fiscal 2008.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At October 3, 2008, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at October 3, 2008, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	October 3,	September 28,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$43,033	$25,796
Receivables, net of allowances for doubtful accounts of $342 (2008) and $353 (2007)	14,398	13,584
Inventories	16,187	15,023
Other current assets	3,138	3,763

Total current assets	76,756	58,166
Property, plant and equipment, net	12,600	13,147
Intangible assets, net	2,480	3,200
Goodwill	2,429	2,324
License agreements, net	3,347	1,798
Other assets	2,992	3,444

Total assets	$100,604	$82,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,265	$7,117
Deferred income on sales to distributors	4,869	4,226
Accrued compensation and benefits	6,778	5,286
Accrued income tax	412	752
Restructuring	8	1,478
Other current liabilities	3,147	3,493

Total current liabilities	26,479	22,352
Convertible senior notes	45,648	45,037
Other liabilities	519	444

Total liabilities	72,646	67,833

Commitments and contingencies (Notes 6 and 7)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 23,852 (2008) and 23,152 (2007) issued shares(1)	239	232
Additional paid-in capital(1)	269,487	263,427
Accumulated deficit	(227,043)	(234,480)
Accumulated other comprehensive loss	(14,725)	(14,933)

Total stockholders’ equity	27,958	14,246

Total liabilities and stockholders’ equity	$100,604	$82,079

(1)	Common stock and additional paid in capital amounts have been retroactively adjusted to reflect the effect of the Company’s June 30, 2008 one-for-five reverse stock split. See Note 1.

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 3,	Sept. 28,	Sept. 29,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues:
Products	$144,349	$125,805	$135,919
Intellectual Property	16,350	2,000	—

Total net revenues	160,699	127,805	135,919
Cost of goods sold	47,625	42,334	43,592

Gross margin	113,074	85,471	92,327
Operating expenses:
Research and development	56,217	57,447	64,104
Selling, general and administrative	46,984	43,385	46,970
Special charges	211	4,724	2,550

Total operating expenses	103,412	105,556	113,624

Operating gain/(loss)	9,662	(20,085)	(21,297)
Interest expense	(2,360)	(2,240)	(2,231)
Other income, net	544	522	863

Income/(loss) before income taxes	7,846	(21,803)	(22,665)
Provision for income taxes	611	111	1,849

Net income/(loss)	$7,235	$(21,914)	$(24,514)

Income/(loss) per share:
Income/(loss) per share, basic(1)	$0.31	$(0.99)	$(1.16)

Income/(loss) per share, diluted(1)	$0.31	$(0.99)	$(1.16)

Shares used in computation of net income/(loss) per share, in thousands:
Basic(1)	23,046	22,156	21,107
Diluted(1)	23,202	22,156	21,107

(1)	Share and per share amounts have been adjusted to reflect the Company’s one-for-five stock split which occurred on June 30, 2008. See Note 1.

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 3,	Sept. 28,	Sept. 29,
	2008	2007	2006
	(In thousands)

Cash Flows From Operating Activities
Net income/(loss)	$7,235	$(21,914)	$(24,514)
Adjustments required to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,173	5,681	6,977
Provision for bad debts	(12)	(131)	(15)
Inventory provisions	(900)	1,790	(586)
Stock compensation	5,506	7,301	7,516
Other noncash items, net	79	176	(51)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(741)	1,361	1,585
Inventories	(264)	2,554	(7,692)
Accounts payable	5,380	(5,096)	863
Deferred income on sales to distributors	646	(177)	986
Accrued expenses and other current liabilities	1,076	(1,398)	274
Other	1,517	(189)	(1,223)

Net cash provided by/(used in) operating activities	26,695	(10,042)	(15,880)

Cash Flows From Investing Activities
Capital expenditures	(7,514)	(4,074)	(4,488)
Acquisition of assets, net of cash acquired	(1,172)	(4,875)	—
Purchases of available-for-sale marketable securities	—	(15,682)	(37,597)
Sales of available-for-sale marketable securities	—	26,100	65,585
Maturities of held-to-maturity marketable securities	—	863	1,725

Net cash provided by/(used in) investing activities	(8,686)	2,332	25,225

Cash Flows From Financing Activities
Exercise of stock options and warrants	111	3,412	5,296
Deferred financing costs	(805)	—	—

Net cash provided by/(used in) financing activities	(694)	3,412	5,296

Effect of foreign currency exchange rates on cash	(78)	118	—
Net increase/(decrease) in cash and cash equivalents	17,237	(4,180)	14,641
Cash and cash equivalents at beginning of period	25,796	29,976	15,335

Cash and cash equivalents at end of period	$43,033	$25,796	$29,976

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

					Accumulated
			Additional		Other	Total
	Common Stock(1)		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital(1)	Deficit	Loss	Equity
	(In thousands)

Balance at September 30, 2005	20,770	$208	$237,834	$(188,052)	$(16,164)	$33,826
Net loss	—	—	—	(24,514)	—	(24,514)
Currency translation adjustments	—	—	—	—	497	497

Comprehensive loss						(24,017)
Common stock repurchased and retired	(23)	—	(259)	—	—	(259)
Issuance of common stock	1,370	14	6,396	—	—	6,410
Compensation expense related to employee stock plans	23	—	7,516	—	—	7,516

Balance at September 29, 2006	22,140	222	251,487	(212,566)	(15,667)	23,476
Net loss	—	—	—	(21,914)	—	(21,914)
Currency translation adjustments	—	—	—	—	734	734

Comprehensive loss						(21,180)
Issuance of common stock	1,018	10	4,702	—	—	4,712
Common stock repurchased and retired	(6)	—	(63)	—	—	(63)
Compensation expense related to employee stock plans	—	—	7,301	—	—	7,301

Balance at September 28, 2007	23,152	232	263,427	(234,480)	(14,933)	14,246
Cumulative effect of adopting FIN 48	—	—	—	202	—	202

Balance at September 28, 2007	23,152	232	263,427	(234,278)	(14,933)	14,448
Net income	—	—	—	7,235	—	7,235
Currency translation adjustments	—	—	—	—	208	208

Comprehensive income						7,443
Issuance of common stock	700	7	558	—	—	565
Common stock repurchased and retired	—	—	(4)	—	—	(4)
Compensation expense related to employee stock plans	—	—	5,506	—	—	5,506

Balance at October 3, 2008	23,852	$239	$269,487	$(227,043)	$(14,725)	$27,958

(1)	Common stock and additional paid in capital amounts have been retroactively adjusted to reflect the effect of the Company’s June 30, 2008 one-for-five reverse stock split. See Note 1.

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 (90,333,445 on a pre-June 30, 2008 one-for-five reverse stock split basis) outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one fifth of a share (one share on a pre-June 30, 2008 one-for-five reverse stock split basis) of Mindspeed common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase six million shares (30 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of Mindspeed common stock at a price of $17.04 per share ($3.408 on a pre-June 30, 2008 one-for-five reverse stock split basis), exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.

Basis of Presentation

The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 12), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

Reverse Stock Split

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

Liquidity

In order to sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or maintain increased revenues. Through fiscal 2008, the Company has completed a series of cost reduction actions which have improved its operating cost structure. These expense reductions alone may not allow the Company to sustain the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to sustain profitability.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sales of non-core intellectual property, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. From time to time, the Company may acquire its debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as the Company may determine appropriate. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.

2.	Summary of Significant Accounting Policies

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2008 comprised 53 weeks and ended on October 3, 2008. Fiscal year 2007 and 2006 comprised 52 weeks and ended on September 28 and September 29, respectively.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation, income taxes and impairment of long-lived assets. Management regularly evaluates our estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Revenue Recognition — The Company’s products are often integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements through its maintenance contracts for many of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. For sales of products where software is incidental to the equipment, the Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations.

The Company generates revenues from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. The Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.

Revenues are recognized on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues are recognized on sales to distributors based on the rights granted to these distributors in the Distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered, (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor, and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manners discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin that is recognized in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see “Note 3 — Supplemental Financial Statement Data” to these consolidated financial statements.

Revenues from other distributors are recognized at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed and determinable and the amount of future returns can be reasonably estimated and accrued.

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost. Depreciation is based on estimated useful lives (principally ten years for furniture and fixtures; three to five years for machinery and

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and photomasks; three years for computer software; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

Goodwill — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. The Company completed this process in July 2008 and determined that there was no impairment to goodwill.

Intangible Assets, net — Intangible assets, net, consist of backlog, and developed technology and are amortized on a straight-line basis over estimated useful lives of three months to five years.

License Agreements — License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from three to five years. The Company expects to record amortization of its license agreements of $836,000 (2009), $835,000 (2010), $642,000 (2011), $606,000 (2012) and $428,000 (2013), and the weighted average remaining life was 30 months.

Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of October 3, 2008, the Company identified no circumstances that indicated a potential impairment of any of its long-lived assets.

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

Product Warranties — The Company’s products typically carry a warranty for periods of up to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues. Product warranty reserves are not significant in any of the periods presented.

Stock-Based Compensation — Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) to account for stock-based compensation. SFAS 123R requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of the Company’s common stock at the grant date. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. Judgment is required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. The financial statements include amounts that are based on the Company’s best estimates and judgments.

Other Income, net — Other income consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses.

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

On September 29, 2007, the Company adopted FIN 48, which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.

Per Share Information — Basic income/(loss) per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes and unvested restricted stock units. The dilutive effect of stock options, warrants and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of SFAS 123(R).

For the year ended October 3, 2008, potentially dilutive securities consisted of stock options and restricted stock and resulted in 0.2 million potential common shares. Stock options, warrants and convertible senior notes to purchase approximately 13.5 million shares for the year ended October 3, 2008 were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Because the Company incurred a net loss in fiscal 2007 and fiscal 2006, the potential dilutive effect of the Company’s outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were antidilutive.

Reclassifications — Certain reclassifications have been made to 2007 financial statements to conform to the 2008 presentation.

Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist of

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

The following individual customers accounted for 10% or more of net revenues:

	2008	2007	2006

Customer A	16%	15%	11%
Customer B	11%	16%	17%
Customer C	3%	7%	11%

The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2008	2007

Customer B	9%	24%
Customer C	1%	16%
Customer D	20%	0%
Customer E	11%	4%
Customer F	0%	13%

Supplemental Cash Flow Information — Interest paid was $1.8 million, $1.7 million, and $1.7 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Income taxes paid, net of refunds received were $222,000, $2.3 million, and ($36,000) during fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Non-cash investing activities in fiscal 2008 and fiscal 2007 consisted of the purchase of $306,000 and $979,000, respectively of property and equipment from suppliers on account. Assets acquired consist of amounts paid and received during fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

Comprehensive Income/(Loss) — Accumulated other comprehensive income/(loss) at October 3, 2008, September 28, 2007 and September 29, 2006 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Recent Accounting Standards — In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us in the first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a material impact on our results of operations or financial position. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. These Statements are effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS No. 141R and SFAS No. 160 in the first quarter of fiscal 2010. Accordingly, to the extent the Company engages in any business combination transactions, such transaction will be recorded and disclosed following existing accounting principles until October 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of fiscal 2010 and does not expect that the adoption will have a material impact on its financial condition or results of operations.

In May 2008, the FASB issued FASB Staff Position FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will be required to adopt this FSP in the first quarter of fiscal 2010. Early adoption is not permitted. The Company believes this change in methodology will negatively affect our earnings and earnings per share as interest expense will be required to reflect the market rate of interest for nonconvertible debt. The Company is currently evaluating the magnitude of this impact on its financial condition and results of operations.

3.	Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consist of the following (in thousands):

	2008	2007

Work-in-process	$8,620	$7,497
Finished goods	7,567	7,526

	$16,187	$15,023

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s gross margin included a benefit of $1.6 million (2008), $4.0 million (2007) and $5.5 million (2006) from the sale of inventories that the Company had written down to a zero cost basis during fiscal 2001. As of October 3, 2008, the Company continued to hold inventories with an original cost of $6.0 million which were previously written down to a zero cost basis.

Deferred Income on Shipments to Distributors

Deferred income on shipments to distributors is as follows (in thousands):

	October 3,	September 28,
	2008	2007

Deferred revenue on shipments to distributors	$5,387	$4,953
Deferred cost of inventory on shipments to distributors	(576)	(808)
Reserves	58	81

Deferred income on sales to distributors	$4,869	$4,226

Property, Plant and Equipment

Property, plant and equipment at fiscal year ends consist of the following (in thousands):

	2008	2007

Machinery and equipment	$73,229	$74,072
Leasehold improvements	3,702	3,541

	76,931	77,613
Accumulated depreciation and amortization	(64,331)	(64,466)

	$12,600	$13,147

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

In conjunction with the acquisition of certain assets of Ample Communications, Inc. on September 25, 2007, the Company acquired certain intangible assets (see Note 15). These intangible assets consist of backlog (approximately $100,000), developed technology (approximately $3,100,000) and goodwill (approximately $2,429,000). The Company expects to record amortization of its intangible assets of $620,000 in fiscal 2009 through fiscal 2012. The weighted average remaining life of the amortizable intangible assets is approximately 48 months.

4.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006

Current:
United States	$—	$—	$—
Foreign	99	566	2,137
State and local	10	10	10

Total current	109	576	2,147

Deferred:
United States	—	—	—
Foreign	502	(465)	(298)
State and local	—	—	—

Total deferred	502	(465)	(298)

	$611	$111	$1,849

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2008	2007	2006

U.S. federal statutory tax at 35%	$2,733	$(7,642)	$(7,933)
State taxes, net of federal effect	739	(1,481)	(3,612)
Foreign income taxes in excess of U.S.	420	(293)	(524)
Research and development credits	—	(2,592)	(3,443)
Valuation allowance	(33,837)	13,992	17,187
Reversal of research and development credits, federal and state	29,041	—	—
Other	1,515	(1,873)	174

Provision for income taxes	$611	$111	$1,849

Income (loss) before income taxes consists of the following components (in thousands):

	2008	2007	2006

United States	$7,328	$(22,926)	$(29,418)
Foreign	518	1,123	6,753

	$7,846	$(21,803)	$(22,665)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2008	2007

Deferred tax assets:
Inventories	$12,118	$14,083
Deferred revenue	1,999	1,831
Accrued compensation and benefits	1,292	1,256
Product returns and allowances	745	801
Net operating losses	232,890	233,909
Research and development and investment credits	—	36,021
Foreign deferred taxes	1,113	1,615
Property, plant and equipment	—	673
Other	5,244	6,547
Valuation allowance	(248,299)	(282,136)

Total deferred tax assets	7,102	14,600

Deferred tax liabilities:
Intangible assets	—	—
Property, plant and equipment	379	—
Deferred state taxes	5,610	12,985
Other	—	—

Total deferred tax liabilities	5,989	12,985

Net deferred tax assets	$1,113	$1,615

Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of October 3, 2008 and September 28, 2007 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. Foreign deferred tax assets consist mainly of research and development credits and are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 3, 2008, Mindspeed had U.S. federal net operating loss carryforwards of approximately $630.9 million, which expire at various dates through 2029, and aggregate state net operating loss carryforwards of approximately $139.9 million, which expire at various dates through 2029.

The deferred tax assets as of October 3, 2008 include a deferred tax asset of $11 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

To date, the Company has not performed a formal study of potential research and development credits. If, at any time in the future, the Company determines it appropriate to conduct a formal study of potential research and development credits, completion of a study may have an effect on the Company’s estimate of this unrealized tax benefit.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $700,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on September 29, 2007. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $202,000 decrease in the liability for unrecognized income tax benefits, with an offsetting decrease in accumulated deficit. As of September 29, 2007 the Company had approximately $28.9 million of total unrecognized tax benefits. Of this total, $474,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate. The remaining $28.4 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of October 3, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008

Balance as of September 29, 2007	$28,917
Increases in tax positions for prior years	7,589
Increases in tax positions for current year	—

Balance at October 3, 2008	$36,506

The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently open to audit under the statute of limitations by the taxing authorities for the years ending September 30, 2004 to 2008 in our foreign jurisdictions.

5.	Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, the Company entered into a loan and security agreement (the Loan and Security Agreement) with Silicon Valley Bank (SVB). Under the Loan and Security Agreement, SVB has agreed to provide the Company with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of (i) working capital; (ii) funding its general business requirements; and (iii) repaying or repurchasing its convertible senior Notes due in 2009. The indebtedness of the Company to SVB under the Loan and Security Agreement is guaranteed by three domestic subsidiaries of the Company and secured by substantially all of the domestic assets of the Company and such subsidiaries other than intellectual property.

Any indebtedness under the Loan and Security Agreement bears interest at a variable rate ranging from prime plus 0.25 percent to a maximum rate of prime plus 1.25 percent, as determined in accordance with the interest rate grid set forth in the Loan and Security Agreement. The Loan and Security Agreement contains affirmative and negative covenants which, among other things, require the Company to maintain a minimum tangible net worth and to deliver to SVB specified financial information, including annual, quarterly and monthly financial information, and limit the Company’s ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations: (i) merge with or acquire other companies; (ii) create liens on its property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arm’s length basis; (v) dispose of property; and (vi) issue dividends or make distributions.

As of October 3, 2008, the Company was in compliance with all required covenants. Proceeds from the credit facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis. At October 3, 2008, the Company had no outstanding borrowings under the credit facility with SVB.

3.75% Convertible Senior Notes due 2009

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

The notes are convertible, at the option of the holder, at any time prior to maturity into shares of the Company’s common stock. Upon conversion, the Company may, at its option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $11.55 per share ($2.31 per share on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock, which is equal to a conversion rate of approximately 86.58 shares (432.9004 shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $14.05 per share ($2.81 per share on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock, which was equal to approximately 71.17 shares (355.8719 shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.

If the Company undergoes certain fundamental changes (as defined in the indenture), holders of notes may require the Company to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes, the Company will be required to increase the number of shares issuable upon conversion by up to 11.95 shares (59.75 on a pre-June 30, 2008 one-for-five reverse stock split basis) per $1,000 principal amount of notes. The number of additional shares, if any, will be determined by the table set forth in the indenture governing the notes. In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), the Company may, in lieu of issuing additional shares or making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 3, 2008, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.

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

As of October 3, 2008, the stated value of the convertible senior notes due 2009 was $31 million and the estimated fair value of these notes was approximately $26 million.

6.50% Convertible Senior Notes due 2013

On July 30, 2008, the Company entered into separate exchange agreements with certain holders of our existing convertible senior notes due 2009, pursuant to which holders of an aggregate of $15 million of the existing notes agreed to exchange their notes for $15 million in aggregate principal amount of a new series of convertible senior notes due 2013 (the new notes). The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as approximately $900,000 in transaction fees.

The Company issued the new notes pursuant to an indenture, dated as of August 1, 2008, between it and Wells Fargo Bank, N.A., as trustee. Following the completion of the exchange, $31 million in aggregate principal amount of the 3.75% Convertible Senior Notes remain outstanding.

The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, the Company will be required to repay the outstanding principal of the new notes.

The new notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the new notes, we generally have the right to deliver to the holders thereof, at our option: (i) cash; (ii) shares of our common stock; or (iii) a combination thereof. The initial conversion price of the new notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock, and upon other events. If we undergo certain fundamental changes prior to maturity of the new notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their new notes at a repurchase price equal to 100% of the principal amount of the new notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the new notes into shares of our common stock and, under certain circumstances, receive additional shares of our common stock in the amount provided in the indenture.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 3, 2008, the estimated fair value of the Company’s liability under the fundamental change adjustment was not significant.

If there is an event of default under the new notes, the principal of and premium, if any, on all the new notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the new notes; (ii) fail to deliver shares of common stock or cash upon conversion of the new notes; (iii) fail to deliver certain required notices under the new notes; (iv) fail, following notice, to cure a breach of a covenant under the new notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the new notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the new notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the new notes then held by such holder.

As of October 3, 2008, the estimated fair value of the convertible senior notes due 2013 was approximately $15 million.

6.	Commitments

In June 2007, the Company extended its Sublease with Conexant pursuant to which the Company leases its headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease has been extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the Sublease for the next 12 months is approximately $3.4 million. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company estimates its minimum future obligation under the Sublease at approximately $10.2 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Amounts due under facility leases were approximately $8.0 million (2008), $8.8 million (2007), and $7.7 million (2006) including $6.5 million (2008), $6.6 million (2007), and $6.5 million (2006) paid to Conexant under the Sublease. As of October 3, 2008, the Company’s minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year

2009	$7,577
2010	5,770
2011	944
2012	726
2013	753
Thereafter	373

Total minimum future lease payments	$16,143

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contingencies

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

The Company’s authorized capital consists of 100,000,000 shares of common stock, par value $0.01 per share, and 25,000,000 shares of preferred stock, par value $0.01 per share, of which 2,500,000 shares are designated as Series A junior participating preferred stock (Junior Preferred Stock).

The Company has a preferred share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock, the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 5/100th of a share of Junior Preferred Stock at a price of $20, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a then-current market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 5/100th of a share of Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares (30 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of Mindspeed common stock at a price of $17.04 per share ($3.408 per share on a pre-June 30, 2008 one-for-five reverse stock split basis), exercisable through June 27, 2013. The $89 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of October 3, 2008, the entire warrant remains outstanding.

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

10.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” using the “modified prospective application.” The Company elected the transition method described in FASB Staff Position (FSP) FAS 123R-3 related to accounting for the tax effects of share-based payment awards to employees. SFAS 123R requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by SFAS 123R, our stock-based compensation expense for fiscal 2008, fiscal 2007 and fiscal 2006 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. The Company estimates the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

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

As a result of the Company’s recent operating losses and the possibility of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses — including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2008	2007	2006

Weighted-average fair value of options granted	$1.84	$5.80	$7.65
Weighted-average assumptions:
Expected volatility	64%	74%	77%
Dividend yield	—	—	—
Expected option life	3.2 years	3.3 years	3.4 years
Risk-free interest rate	2.8%	4.7%	4.7%

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	2008	2007

Cost of goods sold	$173	$385
Research and development	2,267	2,587
Selling, general and administrative	3,066	4,260
Special charges	—	69

Total stock-based compensation expense	$5,506	$7,301

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of October 3, 2008, an aggregate of 339,000 shares of the Company’s common stock were available for issuance under these plans. On March 5, 2007 the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 3.9 million shares (19.3 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) , (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 288,000 (1,440,000 on a pre-June 30, 2008 one-for-five reverse stock split basis).

The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately six million shares (29.9 million shares on a pre-June 30, 2008 one-for-five reverse stock split basis) of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.

Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under SFAS 123R, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007. During the years ended September 30, 2007 and 2006, the Company issued 7,000 (35,000 on a pre-June 30, 2008 one-for-five reverse stock split basis) and 21,600 shares (108,000 shares on a

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-June 30, 2008 one-for-five reverse stock split basis) of its common stock under the employee stock purchase plan for net proceeds of $81,000 and $298,000, respectively.

From time to time, the Company may issue, and has previously issued stock based awards outside of these plans pursuant to stand-alone agreements and in accordance with NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).

Stock Option Awards

Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). The following table summarizes stock option activity under all plans (shares in thousands and adjusted to reflect our June 30, 2008 one-for-five reverse stock split):

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at September 30, 2005	5,216	$11.50

Exercisable at September 30, 2005	3,821	$11.05

Granted	205	13.55
Exercised	(602)	8.80		$4.4 million
Forfeited or expired	(380)	15.90

Outstanding at September 29, 2006	4,439	$11.60	4.3 years	$1.9 million

Exercisable at September 29, 2006	3,734	$11.30	3.9 years	$1.4 million

Granted	491	10.85
Exercised	(422)	8.05		$1.2 million
Forfeited or expired	(526)	13.25

Outstanding at September 28, 2007	3,982	$11.65	4.0 years	$1.4 million

Exercisable at September 28, 2007	3,308	$11.55	3.3 years	$1.3 million

Granted	495	4.20
Exercised	(18)	5.97		$33,000
Forfeited or expired	(931)	12.15

Outstanding at October 3, 2008	3,528	$10.50	3.7 years	$—

Exercisable at October 3, 2008	2,704	$11.59	2.6 years	$—

Vested and expected to vest	3,433	$10.65	3.6 years	$—

As of October 3, 2008, there was unrecognized compensation expense of $2.0 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all options to purchase Mindspeed common stock outstanding at October 3, 2008 (shares in thousands and adjusted to reflect our June 30, 2008 one-for-five reverse stock split):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 2.08 - $ 4.85	640	2.0	$4.01	172	$4.63
5.02 - 9.90	971	0.9	8.60	912	8.64
10.00 - 19.90	1,803	2.6	12.69	1,506	12.90
20.05 - 29.96	76	0.2	22.37	76	22.37
30.27 - 49.45	38	2.8	40.10	38	40.10

2.08 - 49.45	3,528	1.8	10.50	2,704	11.59

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

Restricted stock grants, adjusted for our one-for-five stock split which occurred on June 30, 2008, totaled 772,000 shares (2008), 556,000 shares (2007) and 833,000 shares (2006). Many of the Company’s restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.

The fair value of each award is charged to expense over the service period. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions. The following table summarizes restricted stock award activity (shares in thousands and adjusted to reflect our June 30, 2008 one-for-five reverse stock split):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested shares at September 29, 2006	735	$12.70
Granted	556	9.55
Vested	(531)	11.55
Forfeited	(122)	12.20

Nonvested shares at September 28, 2007	638	$10.85

Granted	772	4.49
Vested	(594)	7.64
Forfeited	(134)	8.87

Nonvested shares at October 3, 2008	682	$6.69

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested during the year ended October 3, 2008 was $3.4 million. As of October 3, 2008, there was unrecognized compensation expense of $2.0 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 0.9 years.

11.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. The Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2008, the Company issued 70,000 shares (adjusted to reflect our June 30, 2008 one-for five reverse stock split) and contributed $914,000 in cash to fund the matching contributions. In fiscal 2007 and fiscal 2006, the Company issued 122,000 shares, and 66,000 shares, respectively, of its common stock (adjusted to reflect our June 30, 2008 one-for-five reverse stock split) to fund the matching contributions. The Company recognized expenses under the retirement savings plans, of $1.4 million (2008), $1.2 million (2007), and $0.8 million (2006).

12.	Special Charges

Special charges consist of the following (in thousands):

	2008	2007	2006

Restructuring charges	$211	$4,724	$2,550

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.

Activity and liability balances related to the Mindspeed restructuring plans through October 3, 2008 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, September 29, 2006	$953	$714	$1,667
Charged to costs and expenses	2,191	2,533	4,724
Non cash charges	(61)	—	(61)
Cash payments	(2,851)	(1,995)	(4,846)

Restructuring balance, September 28, 2007	232	1,252	1,484
Charged to costs and expenses	(40)	251	211
Non cash charges	—	(71)	(71)
Cash payments	(186)	(1,430)	(1,616)

Restructuring balance, October 3, 2008	$6	$2	$8

13.	Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the years ended October 3, 2008, September 28, 2007, and September 29, 2006, rent and operating expenses paid to Conexant were $6.5 million, $6.6 million, and $6.5 million, respectively.

The Company made no sales to Conexant during the years ended October 3, 2008, September 28, 2007 and September 29, 2006. At October 3, 2008, the Company had a liability to Conexant of $185,000 associated with the rental of our facility. The Company had no liability to Conexant at September 28, 2007 and September 29, 2006.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Other Information

The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2008	2007	2006

Multiservice access DSP products	$55,752	$36,340	$37,404
High-performance analog products	41,900	37,482	42,742
WAN communications products	63,047	53,983	55,773

	$160,699	$127,805	$135,919

Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2008	2007	2006

United States	$51,775	$39,036	$41,151
Other Americas	6,317	7,197	4,510

Total Americas	58,092	46,233	45,661
Malaysia	7,097	8,841	16,999
Taiwan	5,803	6,937	7,088
China	49,574	35,343	35,501
Japan	8,040	7,411	7,376
Other Asia-Pacific	11,999	8,576	6,754

Total Asia-Pacific	82,513	67,108	73,718
Europe, Middle East and Africa	20,094	14,464	16,540

	$160,699	$127,805	$135,919

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

Long-lived assets consist of property, plant and equipment, license agreements, goodwill and intangible assets and other long-term assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2008	2007

United States	$18,912	$19,074
Europe, Middle East and Africa	1,237	1,262
Asia-Pacific	2,175	2,233

	$22,324	$22,569

15.	Asset Acquisition

On September 25, 2007, the Company, through its wholly-owned subsidiary, Mindspeed Development Sub, Inc. (Buyer), completed its acquisition of certain assets of Ample Communications, Inc. (Ample), pursuant to an Asset Purchase Agreement, dated as of September 4, 2007, between Buyer and Silicon Valley Bank as agent for itself and Gold Hill Lending Group 03, LP (Seller).

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the Asset Purchase Agreement, the Company paid $4.6 million for certain of Ample’s assets, including intellectual property, inventory, accounts receivable, backlog and certain contract rights. During the time between signing and closing, the Company advanced certain funds to Seller solely to enable Seller and its representatives to service and maintain the assets to be purchased. The preliminary purchase price was as follows (in thousands):

Total cash consideration	$5,401
Acquisition related transaction costs	667
Less cash acquired	20

Total preliminary purchase price	$6,048

Acquisition related transaction costs include Mindspeed’s estimate of legal and accounting fees and other external costs directly related to the transaction.

Net assets acquired consist of the following:

Inventories, net	$359
Accounts receivable	5
Certain identified fixed assets	160
Intangible assets	3,200
Goodwill	2,324

Total assets acquired	$6,048

During fiscal 2008, the Company recorded purchase accounting adjustments related to additional transaction costs, additional cash and accounts receivable received as well as a decrease in the value of fixed assets received. Accordingly, the balance of goodwill has changed as follows (in thousands):

	September 28,	Purchase Price	October 3,
	2007	Adjustments	2008

Goodwill	$2,324	$105	$2,429

Identifiable intangible assets consist of the following (in thousands):

		Estimated
		Average
	Estimated	Remaining
	Fair Value	Useful Life

Backlog	$100	3 months
Developed technology	3,100	5 years

Total intangible assets	$3,200

16.	Subsequent Events

During October 2008, the Company repurchased $20.5 million aggregate principal amount of its 3.75 percent Convertible Senior Notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008.

In addition, in the first quarter of fiscal 2009, the Company announced a restructuring plan. The Company anticipates incurring special charges of between $2.7 and $3.2 million dollars during the first and second quarters of fiscal 2009, primarily associated with severance costs for affected employees. When these restructuring actions are completed, the Company estimates it will achieve annualized savings of between $4.6 and $5.1 million dollars.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of October 3, 2008 and September 28, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 3, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in fiscal 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Costa Mesa, CA
December 15, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2008. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 3, 2008, these disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 3, 2008. The Company’s effectiveness of internal control over financial reporting as of October 3, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited the internal control over financial reporting of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of October 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 3, 2008, of the Company and our report dated December 15, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in fiscal 2008.

Deloitte & Touche LLP

Costa Mesa, CA
December 15, 2008

Item 9B.	Other Information

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On December 11, 2008, we entered into a special bonus letter agreement with Raouf Y. Halim, our chief executive officer and a director of our company. Pursuant to the letter agreement, Mr. Halim received a special cash bonus of $600,000. Mr. Halim will be deemed to earn 25% of the special bonus for each quarter of continuous service to our company. Any unearned portion of the special bonus must be repaid to us if Mr. Halim voluntarily leaves the company or is terminated for cause on or prior to the first anniversary date of the letter agreement. In the event of a change of control (as defined in the employment agreement we entered into with Mr. Halim), 100% of the special bonus shall be deemed earned. The description of the letter agreement is qualified in its entirety by the full text of the letter agreement filed herewith as Exhibit 10.37 and incorporated herein by reference.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections entitled “Board of Directors — Election of Directors,” “Executive Officers,” “Board Governance Matters” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics entitled “Code of Business Conduct and Ethics,” that applies to all employees, including our executive officers and directors. A copy of the Code of Business Conduct and Ethics is posted on our website (www.mindspeed.com). In addition, we will provide to any person without charge a copy of the Code of Business Conduct and Ethics upon written request to our secretary at the address above. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our web site within four business days following the date of such amendment or waivers.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Officer and Director Compensation,” “Board of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Board Governance Matters” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended October 3, 2008 are included herewith:

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

(3) Exhibits

2.1	Asset Purchase Agreement, dated as of September 4, 2007, by and between Silicon Valley Bank, as agent for itself and Gold Hill Lending Group 03, LP and Mindspeed Development Sub, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2007, is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference.
4.5	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.6	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.7	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.
4.8	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.7 hereto), is incorporated herein by reference.

4.9		Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference.
4.10		Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.
10.1		Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.2		Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.3		Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.4		Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.
10.5		Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005, is incorporated herein by reference.
10.6		Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.
10.7		Amended and Restated Sublease, dated March 24, 2005, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference.
10.8		Form of Exchange Agreement, dated as of July 30, 2008, by and between the Company and the holders of the Registrant’s 6.50% Convertible Senior Notes due 2013, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference.
*10	.9	Form of Employment Agreement of the Registrant.
*10	.10	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 hereto.
*10	.11	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference.
*10	.12	Mindspeed Technologies, Inc. 2003 Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.13	Mindspeed Technologies, Inc. 2003 Non-Qualified Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.14	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
*10	.15	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
*10	.16	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.

*10	.17	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.18	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.19	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference.
*10	.20	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
*10	.21	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
*10	.22	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
*10	.23	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.24	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.25	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference.
*10	.26	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference.
*10	.27	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 11, 2008, is incorporated herein by reference.
*10	.28	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2008, is incorporated herein by reference.
*10	.29	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference.
*10	.30	Mindspeed Technologies, Inc. Deferred Compensation Plan, as amended and restated.
*10	.31	Agreement, dated January 31, 2007, by and between Bradley W. Yates and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2006, is incorporated herein by reference.
*10	.32	Confidential Severance and General Release Agreement, effective as of October 10, 2008, by and between Thomas Stites and the Registrant.
*10	.33	Summary of Director Compensation Arrangements.
*10	.34	Non-Qualified Stock Option Award Agreement, dated July 25, 2008 by and between the Registrant and Bret W. Johnsen, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
*10	.35	Summary of Cash Bonus Arrangement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.
*10	.36	Letter Agreement, dated as of November 27, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2007, is incorporated herein by reference.

*10	.37	Letter Agreement, dated as of December 11, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant.
*10	.38	Letter Agreement, dated as of November 23, 2007, entered into between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 29, 2007, is incorporated herein by reference.
*10	.39	Amendment to Letter Agreement, dated as of April 15, 2008, entered into between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2008, is incorporated herein by reference.
10.40		Loan and Security Agreement, dated as of September 30, 2008, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2008, is incorporated herein by reference.
12.1		Statement re: Computation of Ratios.
21		List of subsidiaries of the Registrant.
23		Consent of independent registered public accounting firm.
24		Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 15th day of December, 2008.

MINDSPEED TECHNOLOGIES, INC.

By: /s/ Raouf Y. Halim
Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 15th day of December, 2008, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ Raouf Y. Halim Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bret W. Johnsen Bret W. Johnsen		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Dwight W. Decker* Dwight W. Decker		Chairman of the Board of Directors

/s/ Donald H. Gips* Donald H. Gips		Director

/s/ Michael T. Hayashi* Michael T. Hayashi*		Director

/s/ Ming Louie* Ming Louie		Director

/s/ Thomas A. Madden* Thomas A. Madden		Director

/s/ Jerre L. Stead* Jerre L. Stead*		Director

*By:	/s/ Raouf Y. Halim Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions(1)	Year
	(In thousands)

Year ended October 3, 2008:
Allowance for doubtful accounts	$353	$(11)	$—	$342
Reserve for sales returns and allowances	1,589	460	(494)	1,555
Year ended September 28, 2007:
Allowance for doubtful accounts	$447	$(94)	$—	$353
Reserve for sales returns and allowances	1,165	780	(356)	1,589
Year ended September 29, 2006:
Allowance for doubtful accounts	$462	$(15)	$—	$447
Reserve for sales returns and allowances	1,356	149	(340)	1,165

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.9	Form of Employment Agreement of the Registrant.
10.10	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 hereto.
10.20	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.21	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.30	Mindspeed Technologies, Inc. Deferred Compensation Plan, as amended and restated.
10.32	Confidential Severance and General Release Agreement, effective as of October 10, 2008, by and between Thomas Stites and the Registrant.
10.33	Summary of Director Compensation Arrangements.
10.37	Letter Agreement, dated as of December 11, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.