Form 10-Q
period 2009-01-02
MINDSPEED TECHNOLOGIES, INC
filed 2009-02-10
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock as of January 30, 2009 was 23,858,825.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our ability to achieve design wins and convert wins into revenue;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth, regain and sustain profitability and positive cash flows from operations;

•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;

•	our anticipation that we will not pay a dividend in the foreseeable future;

•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

•	our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to repay the remaining 10.5 million in senior convertible debt and fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including timing, expected workforce reductions, the freezing of merit salary increases, the closure of the Dubai facility, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters;

•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the effects of a downturn in the semiconductor industry and the general economy at large, including the impact of slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies on our revenue and results of operation;

•	the impact of reductions, delays and cancellation of orders from key customers given our dependence on a relatively small number of end customers and distributors for a significant portion of our revenue and our lack of long term purchase commitments;

•	the impact of volatility in the stock market on the market price of our common stock;

•	the impact on our business if we fail to comply with the minimum listing requirements for continued quotation on the Nasdaq Global Market LLC;

•	the effect of changes in the amount of research coverage of our common stock, changes in earnings estimates or buy/sell recommendations by analysts and changes in investor perception of us and the industry in which we operate;

•	the effect of shifts in our product mix and the effect of maturing products;

•	the continued availability and costs of products from our suppliers;

•	the value of our intellectual property, and our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property;

•	market demand for our new and existing products and our ability to increase our revenues;

•	our intentions with respect to inventories that were previously written down;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
     Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	cash requirements and terms and availability of financing;

•	future operating losses;

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in the price of our common stock and our operating results;

•	loss of or diminished demand from one or more key customers or distributors;

•	our ability to attract and retain qualified personnel;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	doing business internationally;

•	pricing pressures and other competitive factors;

•	successful development and introduction of new products;

•	our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	industry consolidation;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenues from them;

•	lengthy sales cycles;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	product defects and bugs;

•	possible future impairments because our stock market capitalization is lower than our stockholders’ equity; and

•	business acquisitions and investments.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 2,	October 3,
	2009	2008
	(In thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$20,030	$43,033
Receivables, net of allowance for doubtful accounts of $331 and $342 at January 2, 2009 and October 3, 2008, respectively	8,573	14,398
Inventories	18,402	16,187
Other current assets	3,056	3,138

Total current assets	50,061	76,756
Property, plant and equipment, net	12,788	12,600
Intangible assets, net	2,325	2,480
Goodwill	2,429	2,429
License agreements, net	5,987	3,347
Other assets	2,916	2,992

Total assets	$76,506	$100,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,802	$11,265
Deferred income on sales to distributors	4,126	4,869
Accrued compensation and benefits	5,723	6,778
Accrued income tax	176	412
Restructuring	1,056	8
Convertible senior notes — short term	10,407	—
Other current liabilities	4,268	3,147

Total current liabilities	35,558	26,479
Convertible senior notes — long term	15,000	45,648
Other liabilities	929	519

Total liabilities	51,487	72,646

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 23,867 (January 2, 2009) and 23,852 (October 3, 2008) issued shares	239	239
Additional paid-in capital	270,437	269,487
Accumulated deficit	(230,591)	(227,043)
Accumulated other comprehensive loss	(15,066)	(14,725)

Total stockholders’ equity	25,019	27,958

Total liabilities and stockholders’ equity	$76,506	$100,604

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	January 2,	December 28,
	2009	2007
Net revenues:
Products	$27,731	$32,651
Intellectual Property	3,000	2,650

Total net revenues	30,731	35,301
Cost of goods sold	9,749	10,342

Gross margin	20,982	24,959

Operating expenses:
Research and development	13,344	13,718
Selling, general and administrative	11,123	11,506
Special charges	2,305	81

Total operating expenses	26,772	25,305

Operating loss	(5,790)	(346)

Interest expense	(469)	(562)
Other income, net	2,801	161

Loss before income taxes	(3,458)	(747)

Provision for income taxes	90	82

Net loss	$(3,548)	$(829)

Net loss per share, basic and diluted	$(0.15)	$(0.04)

Weighted-average number of shares used in per share computation	23,407	22,755
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	January 2,	December 28,
	2009	2007
Cash Flows From Operating Activities
Net loss	$(3,548)	$(829)

Adjustments to reconcile net loss to net cash (used in) / provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,650	1,610
Stock-based compensation	967	1,654
Inventory provisions	486	(347)
Gain on debt extinguishment	(2,880)	—
Other non-cash items, net	178	128
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	5,837	1,087
Inventories	(2,701)	2,576
Accounts payable	(3,900)	(627)
Deferred revenue	(743)	(271)
Accrued expenses and other current liabilities	873	52
Other	514	(245)

Net cash (used in) / provided by operating activities	(3,267)	4,788

Cash Flows From Investing Activities
Capital expenditures	(2,175)	(2,013)
Acquisition of assets, net of cash acquired	—	(1,155)

Net cash used in investing activities	(2,175)	(3,168)

Cash Flows From Financing Activities
Extinguishment of convertible debt	(17,320)	—
Debt issuance costs	(244)	—
Exercise of stock options and warrants	—	101

Net cash (used in) / provided by financing activities	(17,564)	101

Effect of foreign currency exchange rates on cash	3	(3)

Net (decrease) / increase in cash and cash equivalents	(23,003)	1,718
Cash and cash equivalents at beginning of period	43,033	25,796

Cash and cash equivalents at end of period	$20,030	$27,514

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In the Distribution, each Conexant stockholder received one fifth of one share of Mindspeed common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of Mindspeed common stock. Following the Distribution, Mindspeed began operations as an independent, publicly held company.
     Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the Distribution Mindspeed’s cash balance was $100 million. Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share, exercisable for a period beginning one year and ending ten years after the Distribution. In connection with the Distribution, Mindspeed and Conexant also entered into a Credit Agreement (terminated December 2004), an Employee Matters Agreement, a Tax Allocation Agreement, a Transition Services Agreement and a Sublease.
     Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 7), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008.
     Reverse Stock Split – In May 2008, the Company’s Board of Directors approved a one-for-five reverse stock split following approval by the Company’s stockholders on April 7, 2008. The reverse stock split was effected June 30, 2008. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total stockholders’ equity as a result of the reverse stock split.
     Liquidity – In order to regain and sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or maintain increased revenues. In fiscal 2009, the Company initiated a series of cost reduction actions designed to improve its operating cost structure. These expense reductions alone may not allow the Company to return to the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to regain or sustain profitability.
     The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale or licensing of intellectual property, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million aggregate principal amount of senior convertible debt due in November 2009. From time to time, the Company may acquire its debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as the Company may determine appropriate. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.
     Fiscal Periods – Our interim fiscal quarters end on the thirteenth Friday of each quarter. The first quarter of fiscal 2009 and 2008 ended on January 2, 2009 and December 28, 2007, respectively.
     Reclassifications — Certain reclassifications have been made to first quarter fiscal 2008 financial statements to conform to the first quarter fiscal 2009 presentation.
     Recent Accounting Standards – In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis and the provisions FSP No. 157-3.  Consistent with the provisions of FSP No. 157–2, the Company elected to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis until October 3, 2009. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its consolidated financial statements.
          In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 4, 2008 the Company adopted SFAS No. 159 but did not elect the fair value option for any additional financial assets or liabilities that it held at that date.
          In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2009 the Company adopted EITF 07-3. The adoption did not have a material impact on the Company's financial condition or results of operations.
     Income Taxes – The provision for income taxes for the three months ended January 2, 2009 and December 28, 2007 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the three months of fiscal 2009, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
     Supplemental Cash Flow Information – Interest paid for the three months ended January 2, 2009 and December 28, 2007 was $842,000 and $862,500, respectively.  Income taxes paid, net of refunds received, for the three months ended January 2, 2009 and December 28, 2007 were $311,000 and $(42,000), respectively.  Non-cash investing activities in the first three months of fiscal 2009 consisted of the purchase of $75,000 of property and equipment from suppliers on account as well as the license of $2,672,000 of intellectual property on account.  Non-cash investing activities in the first quarter of fiscal 2008 consisted of the purchase of $425,000 of property and equipment from suppliers on account. Assets acquired consisted of amounts paid during the first quarter of fiscal 2008 on accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

2. Supplemental Financial Statement Data
     Inventories
     Inventories consist of the following (in thousands):

	January 2,	October 3,
	2009	2008
Work-in-process	$7,547	$8,620
Finished goods	10,855	7,567

Total inventories	$18,402	$16,187

     During the three months ended January 2, 2009 and December 28, 2007, the Company sold inventories with an original cost of approximately $0.6 million and $0.5 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
     Deferred Income on Shipments to Distributors
     Deferred income on shipments to distributors is as follows (in thousands):

	January 2,	October 3,
	2009	2008
Deferred revenue on shipments to distributors	$4,593	$5,387
Deferred cost of inventory on shipments to distributors	(519)	(576)
Reserves	52	58

Deferred income on sales to distributors	$4,126	$4,869

     Comprehensive Loss
     Comprehensive loss is as follows (in thousands):

	Three months ended
	January 2,	December 28,
	2009	2007
Net loss	$(3,548)	$(829)
Foreign currency translation adjustments, net of tax	(341)	109

Comprehensive loss	$(3,889)	$(720)

     The balance of accumulated other comprehensive loss at January 2, 2009 and December 28, 2007 consists of accumulated foreign currency translation adjustments.
     Revenues by Product Line
     Revenues by product line are as follows (in thousands):

	Three months ended
	January 2,	December 28,
	2009	2007
Multiservice access DSP products	$10,789	$8,092
High-performance analog products	10,519	10,574
WAN communications products	6,423	13,985
Intellectual property	3,000	2,650

Total net revenues	$30,731	$35,301

     Revenues by Geographic Area
     Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	January 2,	December 28,
	2009	2007
Americas	$12,319	$13,626
Asia-Pacific	14,294	17,671
Europe, Middle East and Africa	4,118	4,004

Total net revenues	$30,731	$35,301

     The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
     The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended
	January 2,	December 28,
	2009	2007
Customer A	18%	16%
Customer B	13%	17%
3. Fair Value Measurements
     As discussed in Note 1, “Recent Accounting Standards,” on October 3, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and convertible senior notes. Consistent with the provisions of FSP No. 157–2, we elected to defer the provisions of SFAS No. 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.
     SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.
•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company’s Level 1 assets include investments in money market funds.

•	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company’s Level 2 liabilities include convertible senior notes.

•	Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy.

     The following table represents financial assets that we measured at fair value on a recurring basis at January 2, 2009. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Instruments	Observable Inputs	Total Fair Value as
	(Level 1)	(Level 2)	of January 2, 2009
Assets:
Cash equivalents	$20,030		$20,030
Total assets	$20,030		$20,030
Liabilities:
Senior convertible debt		$24,544	$24,544
Total liabilities		$24,544	$24,544
4. Stock-Based Compensation
     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.
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
     The fair value of stock options awarded during the three months ended January 2, 2009 and December 28, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Three months ended
	January 2,	December 28,
	2009	2007
Weighted-average fair value of options granted	$0.61	$3.70

Weighted-average assumptions:
Expected option life	2.9 years	3.5 years
Risk-free interest rate	1.4%	3.2%
Expected volatility	76%	68%
Dividend yield	—	—
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

     Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended
	January 2,	December 28,
	2009	2007
Cost of goods sold	$35	$80
Research and development	340	801
Selling, general and administrative	592	773

Total stock-based compensation expense	$967	$1,654

Stock Compensation Plans
     The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of January 2, 2009, an aggregate of 335,000 shares of the Company’s common stock were available for issuance under these plans. On March 5, 2007, the stockholders of the Company approved plan amendments which, among other things, (1) increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to 3.9 million shares, (2) removed the “evergreen” provision from the Directors Stock Plan that automatically increased the number of shares available under the Directors Stock Plan each year and (3) fixed the total number of shares authorized for issuance under the Directors Stock Plan at 288,000.
     The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately six million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.
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

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 3, 2008	3,528	$10.50	3.7 years

Granted	24	$1.27
Exercised	—	$—
Forfeited or expired	(250)	$11.64

Outstanding at January 2, 2009	3,302	$10.34	3.6 years

Exercisable at end of period	2,513	$11.57	2.5 years

     As of January 2, 2009, there was unrecognized compensation expense of $1.7 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.3 years. The aggregate intrinsic value of both options outstanding and options exercisable as of January 2, 2009 was zero.
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
     The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 3, 2008	682	$6.69

Granted	41	$1.55
Vested	(304)	$6.14
Forfeited	(34)	$7.37

Nonvested shares at January 2, 2009	385	$6.02

     The total fair value of shares vested during the three months ended January 2, 2009 was $283,000. As of January 2, 2009 there was unrecognized compensation expense of $1.4 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of less than one year.
5. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
     At January 2, 2009, the Company had no outstanding borrowings under the revolving credit facility.

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
     During October 2008, the Company repurchased $20.5 million aggregate principal amount of its 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling $0.3 million were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. Following the completion of the repurchase, and the exchange discussed below, $10.5 million in aggregate principal amount of the 3.75% convertible senior notes remain outstanding.
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
6. Commitments and Contingencies
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
7. Special Charges
     Special charges consist of restructuring charges totaling $2.3 million in the first quarter of fiscal 2009 and $81,000 in the first quarter of fiscal 2008.
Restructuring Charges
     Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, the Company recorded a charge of $1.9 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.3 million. The Company expects to incur a total of $0.8 million of additional restructuring costs in the second quarter of fiscal 2009 related to this restructuring plan. The Company expects to complete this restructuring action in the fiscal 2009 second quarter. The Company can provide no assurances that the actual costs and timing of this plan will approximate these estimates. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
     Activity and liability balances related to the Mindspeed first quarter fiscal 2009 restructuring plan through January 2, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$1,937	$368	$2,305
Cash payments	(809)	(47)	(856)
Non-cash charges	—	(98)	(98)

Restructuring balance, January 2, 2009	$1,128	$223	$1,351

     Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.
     The remaining accrued restructuring balance under these plans is $6,000 at January 2, 2009 and principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. Activity under these plans was minimal in the first quarter of fiscal 2009.
8. Related Party Transactions
     The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the three months ended January 2, 2009 and December 28, 2007 rent and operating expenses paid to Conexant were $1.3 million and $1.7 million, respectively.
9. Subsequent Event
     In the second quarter of fiscal 2009, the Company announced that it is implementing additional cost reduction measures with most of the savings expected to be derived from the freezing of merit salary increases for a majority of the workforce; and focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of its Dubai facility. In the second quarter of fiscal 2009, the Company anticipates incurring special charges related to this restructuring in the range of approximately $0.7 million to $1.0 million, primarily related to severance costs for affected employees. The Company can provide no assurances that the actual costs and timing of this plan will approximate these estimates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended October 3, 2008.
Overview
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
     We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 49% of our revenues for the first quarter of fiscal 2009 and 52% of our revenues for the first quarter of fiscal 2008. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 66% of our net revenues for the first quarter of fiscal 2009 and 68% of our net revenues for the first quarter of fiscal 2008. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
     We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $13.3 million on research and development in the first quarter of fiscal 2009 and $13.7 million on research and development in the first quarter of fiscal 2008. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and continued to recognize patent related revenues through the first quarter of fiscal 2009. We anticipate continuing this intellectual property strategy in future periods.
     We are dependent upon third parties for the manufacture, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenues.
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
     On July 23, 2008, we received a letter from NASDAQ informing us that the closing bid price of our common stock met or exceeded $1.00 per share for a minimum of ten consecutive business days. Accordingly, we regained compliance with Marketplace Rule 4450(a)(5).
     On October 16, 2008, NASDAQ filed a rule change with the SEC to suspend temporarily the continued listing requirements relating to bid price and market value of publicly held shares. This rule change is currently effective through April 19, 2009. Since November 2009, our stock has often traded below $1.00 per share. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, allowances for doubtful accounts, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
     We generate revenues from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is probable. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.
     We recognize revenues on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.
     We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, we: (i) record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see “Note 2 — Supplemental Financial Statement Data” to our consolidated financial statements.
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
     The recent declines in our stock price have caused our market capitalization to be below our stockholders’ equity. If this change in circumstance continues, it will imply that the carrying amount of our goodwill and other intangible assets may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of these assets, which could have a material adverse impact on our consolidated financial statements.
     Fair Value Measurements — Adoption of SFAS 157 — On October 4, 2008 we adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 1 and Note 3 to the consolidated financial statements for more information.
Recent Accounting Pronouncements
     In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157—3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, we adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non—recurring basis and the provisions FSP No. 157-3. Consistent with the provisions of FSP No. 157—2, we elected to defer the adoption of SFAS No. 157 for non—financial assets and liabilities measured at fair value on a non—recurring basis until October 3, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that the adoption will have on our consolidated financial statements.
     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 4, 2008 we adopted SFAS No. 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
          In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, "Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities." EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2009 the Company adopted EITF 07-3. The adoption did not have a material impact on the Company's financial condition or results of operations.

Results of Operations
Net Revenues
     The following table summarizes our net revenues:

	Three months ended
	January 2,		December 28,
($ in millions)	2009	Change	2007
Multiservice access DSP products	$10.8	33%	$8.1
High-performance analog products	10.5	0%	10.5
WAN communications products	6.4	(54)%	14.0
Intellectual property	3.0	11%	2.7

Net revenues	$30.7	(13)%	$35.3

     The 13% decrease in our revenues for the fiscal 2009 first quarter compared to the comparable fiscal 2008 period mainly reflects lower sales volume in our WAN communications product family, partially offset by an increase in sales in our multiservice access DSP products. Net revenues include approximately $3.0 million in the first quarter of fiscal 2009 and $2.7 million in the first quarter of fiscal 2008 in revenues from our strategic arrangements to leverage our portfolio by licensing or selling our patents and other intellectual property. Net revenues from our multiservice access DSP products increased $2.7 million, or 33%, reflecting increased sales volumes across our newer VoIP product families. We are experiencing increased sales volumes of our newer VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the deployment of IP-based networks both in new network buildouts (particularly in Asia) and the replacement of circuit-switched networks. Net revenues from our high-performance analog products were flat when comparing the first quarter of fiscal 2009 to the first quarter of fiscal 2008. Within high-performance analog, we are experiencing a benefit from increased demand for our switching products, signal conditioning, and video products which are used in telecommunications, enterprise and broadcast video applications. This benefit is being mostly offset by weak economic conditions affecting our physical media dependent devices that are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $7.6 million, or 54%, mainly reflecting a decrease in demand for our ATM/MPLS network processor products and our T/E carrier transmission products.
Gross Margin

	Three months ended
	January 2,		December 28,
($ in millions)	2009	Change	2007
Gross margin	$21.0	(16)%	$25.0
Percent of net revenues	68%		71%
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
     Our gross margin for the first quarter of fiscal 2009 decreased $4.0 million over our gross margin for the first quarter of fiscal 2008, principally reflecting a decrease in product sales. The decrease in our gross margin as a percent of net revenues for the first quarter of fiscal 2009 is primarily due to a shift in the mix of products being sold from our high margin WAN communications products, such as ATM/MPLS network processor products, into multiservice access DSP products, such as our newer VoIP products. This decrease in gross margin as a percent of sales was partially offset by a 3.3% benefit from the sale of certain intellectual property recorded in the first quarter of fiscal 2009 compared to a 2.4% benefit from the sale of intellectual property recorded in the first quarter of fiscal 2008.
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
     We have had significant inventory write-downs in the past. It is our policy to hold these inventories and sell them if we experience renewed demand for these products. In the first quarter of fiscal 2009, we sold $0.6 million in inventories which we had written down to a zero cost basis in fiscal 2001. In the comparable quarter of fiscal 2008, we sold $0.5 million of this zero cost basis inventory.
Research and Development

	Three months ended
	January 2,		December 28,
($ in millions)	2009	Change	2007
Research and development	$13.3	(3)%	$13.7
Percent of net revenues	43%		39%
     Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $0.4 million decrease in R&D expenses for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 reflects a $0.8 million decrease in compensation and personnel-related costs, including stock compensation expense. This decrease is partially offset by a $0.5 million increase in the cost of hardware and software as well as photomasks and preproduction devices.
Selling, General and Administrative

	Three months ended
	January 2,		December 28,
($ in millions)	2009	Change	2007
Selling, general and administrative	$11.1	(3)%	$11.5
Percent of net revenues	36%		33%
     Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The $0.4 million decrease in our SG&A expenses for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 reflects a $0.2 million decrease in commissions and a $0.2 million decrease in professional fees.
Special Charges
     Special charges consist of restructuring charges totaling $2.3 million in the first quarter of fiscal 2009 and $81,000 in the first quarter of fiscal 2008.
     Restructuring Charges
     Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce, we recorded a charge of $1.9 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.3 million. We expect to incur a total of $0.8 million of additional restructuring costs in the second quarter of fiscal 2009 related to this restructuring plan.

     We expect that this restructuring action will reduce annual operating expenses by between $4.6 and $5.1 million dollars. We expect to realize the full benefit of these reductions beginning in the fiscal 2009 third quarter. Activity and liability balances related to our first quarter fiscal 2009 restructuring plan through January 2, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$1,937	$368	$2,305
Cash payments	(809)	(47)	(856)
Non-cash charges	—	(98)	(98)

Restructuring balance, January 2, 2009	$1,128	$223	$1,351

     Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. The cost reduction initiatives included workforce reductions, significant reductions in capital spending, the consolidation of certain facilities and salary reductions for the senior management team.
     The remaining accrued restructuring balance under these plans is $6,000 at January 2, 2009 and principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2009. Activity under these plans was minimal in the first quarter of fiscal 2009.
     In the second quarter of fiscal 2009, we are implementing additional cost reduction measures across the company, with most of the savings expected to be derived from the freezing of merit increases for a majority of the workforce; and focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. Combined with the remaining impact of our first quarter fiscal 2009 restructuring efforts, these new cost saving initiatives are expected to reduce annual operating expenses by an incremental $10.0 million dollars from first quarter fiscal 2009 levels. We anticipate incurring total special charges during the second quarter of fiscal 2009 in the range of approximately $0.7 million to $1.0 million, primarily related to severance costs for affected employees.
Interest Expense

	Three months ended
	January 2,	December 28,
($ in millions)	2009	2007
Interest expense	$(0.5)	$(0.6)
     Interest expense represents interest on our convertible senior notes.
Other Income, Net

	Three months ended
	January 2,	December 28,
($ in millions)	2009	2007
Other income, net	$2.8	$0.2
     Other income principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses including gains/losses on debt extinguishments. The $2.6 million increase in other income for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 principally reflects the $2.9 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million. In connection with the extinguishment, $0.3 million in debt discount and debt issuance costs were written off. This gain was partially offset by a decrease in interest income in the first quarter of fiscal 2009 resulting from lower invested cash balances and lower interest rates.
Provision for Income Taxes
     Our provision for income taxes for the first quarters of fiscal 2009 and 2008 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first quarters of fiscal 2009 and 2008 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations.

Liquidity and Capital Resources
     Cash used in operating activities was $3.3 million for the first quarter of fiscal 2009 compared to cash provided by operating activities of $4.8 million for the first quarter of fiscal 2008. Operating cash flows for the first quarter of fiscal 2009 reflect our net loss of $3.5 million, offset by non-cash charges (depreciation and amortization, stock-based compensation expense, inventory provisions, gain on debt extinguishment and other) of $0.4 million, and net working capital increases of approximately $0.1 million.
     The net working capital increases for the first quarter of fiscal 2009 consisted principally of a $2.7 million increase in net inventories primarily reflecting weaker than anticipated demand for our WAN communications products and a $3.9 million decrease in accounts payable principally related to the timing of payments. These working capital increases were mostly offset by a decrease of $5.8 million in accounts receivable resulting from a decrease in our average collection period.
     Cash used in investing activities of $2.2 million for the first quarter of fiscal 2009 consisted of the payments on capital expenditures. Cash used in investing activities of $3.2 million for the first quarter of fiscal 2008 principally consisted of $2.0 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million.
     Cash used in financing activities of $17.6 million for the first quarter of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $0.2 million of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.5% convertible senior notes. Cash provided by financing activities of $0.1 million for the first quarter of fiscal 2008 consisted of proceeds from the exercise of stock options.
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
     Any indebtedness under the loan and security agreement bears interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. The loan and security agreement contains affirmative and negative covenants which, among other things, require us to maintain a minimum tangible net worth and to deliver to SVB specified financial information, including annual, quarterly and monthly financial information, and limit our ability to (or to permit any subsidiaries to), subject to certain exceptions and limitations: (i) merge with or acquire other companies; (ii) create liens on our property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arm’s length basis; (v) dispose of property; and (vi) issue dividends or make distributions.
     At January 2, 2009, we had no outstanding borrowings under our revolving credit facility.
3.75% Convertible Senior Notes due 2009
     In December 2004, we sold an aggregate principal amount of $46.0 million in convertible senior notes due in November 2009, of which only $10.5 million in aggregate principal amount is currently outstanding, for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes are due November 18, 2009. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

     The notes are convertible, at the option of the holder, at any time prior to maturity into shares of our common stock. Upon conversion, we may, at our option, elect to deliver cash in lieu of shares of our common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $11.55 per share of common stock, which is equal to a conversion rate of approximately 86.58 shares of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $14.05 per share of common stock, which was equal to approximately 71.17 shares of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price is subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.
     If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we may be required to make an additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and our average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date. If an applicable fundamental change were to occur between November 18, 2008 and November 18, 2009, the amount of the additional cash payment would be equal to such average stock price times a multiplier of up to 11.95. Our obligation to make the additional cash payment will not apply to fundamental changes that occur on or after November 18, 2009, and the applicable multiplier will decrease on a daily basis through that date. Notwithstanding the foregoing, no additional cash payment will be required if the applicable average stock price is less than $11.50 per share (subject to adjustment as set forth in the indenture). In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), we may, in lieu of making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.
     For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of January 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
     On July 30, 2008, we entered into separate exchange agreements with certain holders of our existing convertible senior notes due 2009, pursuant to which holders of an aggregate of $15 million of the existing notes agreed to exchange their notes for $15 million in aggregate principal amount of our 6.50% convertible senior notes due in August 2013 (discussed below). The exchanges closed on August 1, 2008. We paid at the closing an aggregate of approximately $0.1 million in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as $0.9 million in transaction fees.
     During October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling $0.3 million were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. At January 2, 2009, $10.5 million in aggregate principal amount of our 3.75% convertible senior notes remain outstanding.
6.50% Convertible Senior Notes due 2013
     We issued the convertible senior notes due in August 2013, or new notes, pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.
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
     For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of January 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
     If there is an event of default under the new notes, the principal of and premium, if any, on all the new notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the new notes; (ii) fail to deliver shares of common stock or cash upon conversion of the new notes; (iii) fail to deliver certain required notices under the new notes; (iv) fail, following notice, to cure a breach of a covenant under the new notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the new notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the new notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the new notes then held by such holder.
Conexant Warrant
     On June 27, 2003, Conexant Systems, Inc. completed the distribution to Conexant stockholders of all outstanding shares of common stock of our company, its wholly owned subsidiary. In the distribution, each Conexant stockholder received one fifth of one share of our common stock (including an associated preferred share purchase right) for every three shares of Conexant common stock held and cash for any fractional share of our common stock. Following the distribution, we began operations as an independent, publicly held company.
     In the distribution, we issued to Conexant a warrant to purchase six million shares of our common stock at a price of $17.04 per share, exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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
Liquidity
     Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales and the sales or licensing of our intellectual property. As of January 2, 2009, our cash and cash equivalents totaled $20.0 million. Our working capital at January 2, 2009 was $14.5 million.
     In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or maintain increased revenues. In fiscal 2009, we initiated a series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to regain and sustain profitability.
     We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.
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
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of January 2, 2009, the carrying value of our cash and cash equivalents approximates fair value.
     Our debt consists of our long-term revolving credit facility and our short-term and long-term convertible senior notes. Our convertible senior notes bear interest at fixed rates of 3.75% and 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no borrowings on the credit facility as of the end of the first quarter of fiscal 2009, any change in the prime interest rate would not have a material effect on our obligations under the credit facility.
Foreign Exchange Risk
     We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At January 2, 2009, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at January 2, 2009, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 2, 2009, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2008. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Report.
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
     In the first quarter of fiscal 2009, we used $3.3 million cash in operating activities. Although in fiscal 2008, we generated $26.7 million in cash from operating activities, our operating activities used cash in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sale and licensing of intellectual property. As of January 2, 2009, our cash and cash equivalents totaled $20.0 million. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. However, this may not be the case, and if we incur operating losses and negative cash flows in the future, we may need to reduce further our operating costs or obtain alternate sources of financing, or both. We have recently completed transactions that involved the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale of intellectual property as we have in previous periods.

We have incurred operating losses in the past and we may incur losses in future periods.
     We incurred a net loss of $3.5 million in the first quarter of fiscal 2009. Although we generated net income of $7.2 million in fiscal 2008, we incurred losses in periods prior to fiscal 2008 and we may continue to incur losses and negative cash flows in future periods.
     In order to regain and sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. In fiscal 2009, we initiated a series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to profitability, or to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to regain profitability or sustain the profitability achieved in fiscal 2008.
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
     Additionally, recently general worldwide economic conditions have experienced a significant downturn due to slower economic activity, an increase in bankruptcy fillings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any worldwide economic slowdown or subsequent economic recovery, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.
The price of our common stock may fluctuate significantly.
     The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to regain and sustain the profitability we achieved in the fourth quarter of fiscal 2008;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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
     On October 16, 2008, NASDAQ filed a rule change with the SEC to suspend temporarily the continued listing requirements relating to bid price and market value of publicly held shares. This rule change is currently effective through April 19, 2009. Since November 2008, our stock has often traded below $1.00 per share. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.
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
     In periods of poor operating performance, we have experienced, and may experience in the future, particular difficulty attracting and retaining key personnel. If we are not successful in assuring our employees of our financial stability and our prospects for success, our employees may seek other employment, which may materially and adversely affect our business. Moreover, our recent expense reduction and restructuring initiatives, including a series of worldwide workforce reductions, have reduced the number of our technical employees. We intend to continue to expand our international business activities including expansion of design and operations centers abroad and may have difficulty attracting and maintaining international employees. The loss of the services of one or more of our key employees, including Raouf Y. Halim, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business.
     Many of our engineers are foreign nationals working in the United States under work visas. The visas permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the United States during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.
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
     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 66% of our net revenues for the first quarter of fiscal 2009 and 68% of our net revenues for fiscal 2008. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
     There has been an increasing trend toward industry consolidation in our markets in recent years, particularly among major network equipment and telecommunications companies. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. While we cannot predict how consolidation in our industry will affect our customers or competitors, rapid consolidation will lead to fewer customers, with the effect that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. Increased consolidation and competition for fewer customers may result in pricing pressures or a loss in market share, each of which could materially impact our business.
Uncertainties involving the ordering and shipment of our products could adversely affect our business.
     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 49% of our revenues for the first quarter of fiscal 2009 and 52% of our revenues for the first quarter of fiscal 2008.
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
Because our stock market capitalization is lower than our stockholders’ equity, the risk of impairment is raised.
     Since November 2008, our stock market capitalization has generally been lower than our stockholders’ equity. Due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our reporting units, we will continue to monitor and evaluate the carrying values of our goodwill. If market and economic conditions or our units’ business performance deteriorates significantly, this could result in our performance of interim impairment reviews prior to, or after, our July 1, 2009 annual impairment reviews. Any such impairment reviews could result in recognition of a goodwill impairment charge in the future.
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
     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and changes in rule making by various regulatory bodies. Factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.
     Conexant holds a warrant to acquire six million shares of our common stock at a price of $17.04 per share, exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. Currently, we have $25.5 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 4.1 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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
     Our restated certificate of incorporation, our amended and restated bylaws, our amended rights agreement and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended and restated bylaws include provisions such as:
•	the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•	the exclusive responsibility of the board of directors to fill vacancies on the board of directors;

•	the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•	a prohibition on stockholder action by written consent;

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•	a requirement that a supermajority vote be obtained to remove a director for cause or to amend or repeal certain provisions of our restated certificate of incorporation or amended and restated bylaws;

•	elimination of the right of stockholders to call a special meeting of stockholders; and

•	a fair price provision.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 4, 2008 to October 31, 2008	—		$—	—	—
November 1, 2008 to November 28, 2008	23,661	(a)	$0.74	—	—
November 29, 2008 to January 2, 2009	—		$—	—	—

	23,661		$0.74	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 5. OTHER INFORMATION
     The following disclosure would otherwise be filed on Form 8-K under the heading “Item 2.05 Costs Associated with Exit or Disposal Activities.”
     On November 3, 2008, we committed to the implementation of a restructuring plan under which we plan to reduce our workforce by approximately 6% and vacate approximately 70% of our Massachusetts facility. We expect to complete this restructuring action in the fiscal 2009 second quarter. We made the decision to implement the restructuring due to the current macro-economic environment and resulting decline in revenues. We currently expect to incur total special charges ranging from approximately $2.7 million to $3.2 million and to make cash expenditures ranging from approximately $2.5 million to $3.1 million resulting from these actions, primarily related to severance costs for affected employees. In the first quarter of 2009, we recorded a charge of $2.3 million related to this restructuring plan.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference.

4.5	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.8	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.7 hereto), is incorporated herein by reference.

4.9	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference.

4.10	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

* 10.1	Letter Agreement, dated as of December 11, 2008, by and between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended October 3, 2008, is incorporated by reference.

*10.2	Confidential Severance and General Release, effective as of October 10, 2008, by and between Thomas Stites and the Registrant, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended October 3, 2008 is incorporated by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: February 10, 2009	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.