Form 10-Q
period 2009-04-03
MINDSPEED TECHNOLOGIES, INC
filed 2009-05-12
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31650
MINDSPEED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer
Identification No.)

4000 MacArthur Boulevard, East Tower
Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(949) 579-3000
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock as of May 1, 2009 was 24,013,557.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key high-growth markets;

•	our ability to achieve design wins and convert design wins into revenue;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth, regain and sustain profitability and positive cash flows from operations;

•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;

•	our anticipation that we will not pay a dividend in the foreseeable future;

•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

•	our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to repay the remaining $10.5 million in senior convertible debt and fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including timing, expected workforce reductions, the freezing of merit salary increases, the closure of the Dubai facility, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters and the possibility of future legal matters;

•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the effects of a downturn in the semiconductor industry and the general economy at large, including the impact of slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies on our revenue and results of operation;

•	the impact of reductions, delays and cancellation of orders from key customers given our dependence on a relatively small number of end customers and distributors for a significant portion of our revenue and our lack of long term purchase commitments;

•	the impact of volatility in the stock market on the market price of our common stock;

•	the impact on our business if we fail to comply with the minimum listing requirements for continued quotation on the Nasdaq Global Market LLC;

•	the effect of changes in the amount of research coverage of our common stock, changes in earnings estimates or buy/sell recommendations by analysts and changes in investor perception of us and the industry in which we operate;

•	the effect of shifts in our product mix and the effect of maturing products;

•	the continued availability and costs of products from our suppliers;

•	the value of our intellectual property, and our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property;

•	market demand for our new and existing products and our ability to increase our revenues;

•	our intentions with respect to inventories that were previously written down and the effects on future demand and market conditions on inventory write-downs;

•	our beliefs regarding the end-markets for sales of products to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	April 3,	October 3,
	2009	2008
	(In thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$14,568	$43,033
Receivables, net of allowance for doubtful accounts of $144 and $342 at April 3, 2009 and October 3, 2008, respectively	7,161	14,398
Inventories	14,205	16,187
Prepaid expenses and other current assets	2,539	3,138

Total current assets	38,473	76,756
Property, plant and equipment, net	11,963	12,600
Intangible assets, net	—	2,480
Goodwill	—	2,429
License agreements, net	6,361	3,347
Other assets	2,739	2,992

Total assets	$59,536	$100,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,454	$11,265
Deferred income on sales to distributors	3,745	4,869
Accrued compensation and benefits	5,875	6,778
Restructuring	1,827	8
Convertible senior notes — short term	10,433	—
Other current liabilities	3,828	3,559

Total current liabilities	33,162	26,479
Convertible senior notes — long term	15,000	45,648
Other liabilities	697	519

Total liabilities	48,859	72,646

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 23,882 (April 3, 2009) and 23,852 (October 3, 2008) issued shares	239	239
Additional paid-in capital	270,959	269,487
Accumulated deficit	(245,162)	(227,043)
Accumulated other comprehensive loss	(15,359)	(14,725)

Total stockholders’ equity	10,677	27,958

Total liabilities and stockholders’ equity	$59,536	$100,604

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Net revenues:
Products	$26,533	$34,548	$54,264	$67,199
Intellectual Property	2,000	1,700	5,000	4,350

Total net revenues	28,533	36,248	59,264	71,549
Cost of goods sold:
Cost of goods sold, excluding impairments and other charges	10,863	11,799	20,612	22,141
Asset impairments and other charges	3,667	—	3,667	—

Total cost of goods sold	14,530	11,799	24,279	22,141

Gross margin	14,003	24,449	34,985	49,408

Operating expenses:
Research and development	13,100	13,704	26,444	27,422
Selling, general and administrative	10,702	11,674	21,825	23,180
Special charges	4,582	93	6,887	174

Total operating expenses	28,384	25,471	55,156	50,776

Operating loss	(14,381)	(1,022)	(20,171)	(1,368)

Interest expense	(433)	(564)	(902)	(1,126)
Other income (expense), net	415	(186)	3,216	(25)

Loss before income taxes	(14,399)	(1,772)	(17,857)	(2,519)

Provision for income taxes	172	65	262	147

Net loss	$(14,571)	$(1,837)	$(18,119)	$(2,666)

Net loss per share, basic and diluted	$(0.62)	$(0.08)	$(0.77)	$(0.12)

Weighted-average number of shares used in per share computation	23,573	23,045	23,490	22,900
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	April 3,	March 28,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(18,119)	$(2,666)

Adjustments to reconcile net loss to net cash (used in) / provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	3,124	3,115
Asset impairments	5,498	—
Restructuring charges	4,022	174
Stock-based compensation	1,494	3,027
Inventory provisions	1,279	(1,064)
Gain on debt extinguishment	(2,880)	—
Other non-cash items, net	170	258
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	7,245	(3,917)
Inventories	703	6,425
Accounts payable	(5,662)	1,265
Deferred income on sales to distributors	(1,124)	(716)
Restructuring	(1,937)	(1,112)
Accrued expenses and other current liabilities	(1,378)	1,085
Other	291	2,335

Net cash (used in) / provided by operating activities	(7,274)	8,209

Cash Flows From Investing Activities
Capital expenditures	(3,592)	(4,127)
Acquisition of assets, net of cash acquired	—	(1,172)

Net cash used in investing activities	(3,592)	(5,299)

Cash Flows From Financing Activities
Extinguishment of convertible debt	(17,320)	—
Debt issuance costs	(256)	—
Exercise of stock options and warrants	—	111

Net cash (used in) / provided by financing activities	(17,576)	111

Effect of foreign currency exchange rates on cash and cash equivalents	(23)	(127)

Net (decrease) / increase in cash and cash equivalents	(28,465)	2,894
Cash and cash equivalents at beginning of period	43,033	25,796

Cash and cash equivalents at end of period	$14,568	$28,690

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
     Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 8), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008.
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
     Liquidity – In order to regain and sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or maintain increased revenues. During the first half of fiscal 2009, the Company initiated a series of cost reduction actions designed to improve its operating cost structure. These expense reductions alone may not allow the Company to return to the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to regain or sustain profitability.
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
     Goodwill— Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value, and 2) to measure the amount of an impairment loss, if any. See Note 8 for a discussion of the impairment of goodwill recorded by the Company in the second quarter of fiscal 2009.
     Intangible Assets, Net — Intangible assets, net, consist of backlog and developed technology and are amortized on a straight-line basis over estimated useful lives of three months to five years. See Note 7 for a discussion of the impairment of certain intangible assets recorded by the Company in the second quarter of fiscal 2009.
     Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. See Notes 7 and 8 for a discussion of the impairment of certain long-lived assets recorded by the Company in the second quarter of fiscal 2009.
     Fiscal Periods – Our interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2009 and 2008 ended on April 3, 2009 and March 28, 2008, respectively.
     Recent Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis and the provisions of FSP No. 157-3. Consistent with the provisions of FSP No. 157–2, the Company elected to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis until October 3, 2009. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 4, 2008 the Company adopted SFAS No. 159 but did not elect the fair value option for any additional financial assets or liabilities that it held at that date.
     In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2008 the Company adopted EITF 07-3. The adoption did not have a material impact on the Company’s financial condition or results of operations.
     In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and it may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or the Company’s first quarter of fiscal 2010. The nature and magnitude of any impact of this FSP 141R-1 on the Company’s consolidated financial statements will depend upon the nature, term and size of any acquired contingencies.
     Income Taxes – The provision for income taxes for the six months ended April 3, 2009 and March 28, 2008 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the first six months of fiscal 2009, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
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

     The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Six months ended
	April 3,	March 28,
	2009	2008
Customer A	18%	13%
Customer B	13%	16%
Customer C	13%	5%
     The following individual customers accounted for 10% or more of total accounts receivable at each period end:

	April 3,	October 3,
	2009	2008
Customer A	23%	9%
Customer C	12%	7%
Customer D	14%	11%
Customer E	11%	3%
Customer F	5%	20%
     Supplemental Cash Flow Information – Interest paid for the six months ended April 3, 2009 and March 28, 2008 was $0.8 million and $0.9 million, respectively. Income taxes paid, net of refunds received, for the six months ended April 3, 2009 and March 28, 2008 were $0.4 million and $11,000, respectively. Non-cash investing activities in the first six months of fiscal 2009 consisted of the purchase of $1.0 million of property and equipment from suppliers on account as well as the license of $2.1 million of intellectual property on account. Non-cash investing activities in the first six months of fiscal 2008 consisted of the purchase of $0.3 million of property and equipment from suppliers on account. Assets acquired consisted of amounts paid and received during the first six months of fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc. (Ample Communications), which occurred in the fourth quarter of fiscal 2007.
2. Supplemental Financial Statement Data
     Inventories
     Inventories consist of the following (in thousands):

	April 3,	October 3,
	2009	2008
Work-in-process	$6,327	$8,620
Finished goods	7,878	7,567

Total inventories	$14,205	$16,187

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
     The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over twelve months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. In the three months ended April 3, 2009, the Company recorded a $1.1 million write-down of Carrier Ethernet inventory, related to the Ample Communications assets the Company acquired, due to a decrease in demand for these products.
     The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.
     During the six months ended April 3, 2009 and March 28, 2008, the Company sold inventories with an original cost of approximately $1.0 million and $0.9 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
     Intangible Assets and Goodwill
     In conjunction with the acquisition of certain assets of Ample Communications on September 25, 2007, the Company acquired certain intangible assets. These intangible assets consist of backlog (approximately $0.1 million), developed technology (approximately $3.1 million) and goodwill (approximately $2.4 million). See Notes 7 and 8 for a discussion of the impairment of developed technology and goodwill recorded by the Company in the second quarter of fiscal 2009.
     Deferred Income on Shipments to Distributors
     Deferred income on shipments to distributors is as follows (in thousands):

	April 3,	October 3,
	2009	2008
Deferred revenue on shipments to distributors	$4,238	$5,387
Deferred cost of inventory on shipments to distributors	(548)	(576)
Reserves	55	58

Deferred income on sales to distributors	$3,745	$4,869

     Comprehensive Loss
     Comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Net loss	$(14,571)	$(1,837)	$(18,119)	$(2,666)
Foreign currency translation adjustments	(293)	577	(634)	686

Comprehensive loss	$(14,864)	$(1,260)	$(18,753)	$(1,980)

     The balance of accumulated other comprehensive loss at April 3, 2009 and October 3, 2008 consists of accumulated foreign currency translation adjustments.
     Revenues by Category
     Revenues by category are as follows (in thousands):

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Revenues by product line
Multiservice access DSP products	$10,781	$11,365	$21,570	$19,457
High-performance analog products	8,162	10,154	18,681	20,728
WAN communications products	7,590	13,029	14,013	27,014

Total net product revenues	26,533	34,548	54,264	67,199
Intellectual property	2,000	1,700	5,000	4,350

Total net revenues	$28,533	$36,248	$59,264	$71,549

     Revenues by Geographic Area
     Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Americas	$8,734	$12,462	$21,053	$26,088
Asia-Pacific	16,266	18,166	31,197	35,837
Europe, Middle East and Africa	3,533	5,620	7,014	9,624

Total net revenues	$28,533	$36,248	$59,264	$71,549

     The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
3. Fair Value Measurements
     As discussed in Note 1, “Recent Accounting Standards,” on October 4, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and convertible senior notes. Consistent with the provisions of FSP No. 157–2, we elected to defer the provisions of SFAS No. 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.
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
     The following table represents financial assets that we measured at fair value on a recurring basis at April 3, 2009. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Significant Other
	Instruments	Observable Inputs	Total Fair Value as
	(Level 1)	(Level 2)	of April 3, 2009
Assets:
Cash equivalents	$14,568		$14,568
Total assets	$14,568		$14,568
Liabilities:
Senior convertible debt		$24,374	$24,374
Total liabilities		$24,374	$24,374

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
     The fair value of stock options awarded during the six months ended April 3, 2009 and March 28, 2008 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Six months ended
	April 3,	March 28,
	2009	2008
Weighted-average fair value of options granted	$0.63	$3.60

Weighted-average assumptions:
Expected option life	3.3 years	3.5 years
Risk-free interest rate	1.3%	3.1%
Expected volatility	82%	68%
Dividend yield	—	—
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
     Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Cost of goods sold	$14	$(2)	$49	$78
Research and development	100	511	440	1,312
Selling, general and administrative	413	864	1,005	1,637

Total stock-based compensation expense	$527	$1,373	$1,494	$3,027

     Stock Compensation Plans
     The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of April 3, 2009, an aggregate of 3.2 million shares of the Company’s common stock were available for issuance under these plans. On March 10, 2009, the stockholders of the Company approved plan amendments which increased the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 6.7 million shares.
     The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 6.0 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.
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

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 3, 2008	3,528	$10.50	3.7 years

Granted	82	$1.14
Exercised	—	$—
Forfeited or expired	(824)	$10.69

Outstanding at April 3, 2009	2,786	$10.16	4.1 years

Exercisable at end of period	2,017	$11.93	2.9 years
     As of April 3, 2009, there was unrecognized compensation expense of $1.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.3 years. The aggregate intrinsic value as of April 3, 2009 of options outstanding was $36,000 and options exercisable was zero.
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

     The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 3, 2008	682	$6.69

Granted	72	$1.34
Vested	(358)	$6.14
Forfeited	(39)	$7.18

Nonvested shares at April 3, 2009	357	$5.54

     The total fair value of shares vested during the six months ended April 3, 2009 was $0.3 million. As of April 3, 2009 there was unrecognized compensation expense of $1.1 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of less than one year.
5. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
     At April 3, 2009, the Company had no outstanding borrowings under the revolving credit facility.
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
     During the first quarter of fiscal 2009, the Company repurchased $20.5 million aggregate principal amount of its 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling $0.3 million were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. Following the completion of the repurchase, and the exchange discussed below, $10.5 million in aggregate principal amount of the 3.75% convertible senior notes remain outstanding.
6.50% Convertible Senior Notes due 2013
     On July 30, 2008, the Company entered into separate exchange agreements with certain holders of our existing convertible senior notes due 2009, pursuant to which holders of an aggregate of $15.0 million of the existing notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of convertible senior notes due 2013 (the new notes). The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $0.1 million in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as approximately $0.9 million in transaction fees.
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

7. Asset Impairments and Other Charges
     Included within cost of goods sold for the three months and six months ended April 3, 2009 are asset impairments and other charges totaling $3.7 million. These charges include a $2.3 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications which occurred in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.
     In addition, in the three and six months ended April 3, 2009, asset impairments and other charges within cost of goods sold includes a $1.1 million write-down of Ample Communications related inventory due to a decrease in demand for these products. The Company assesses the recoverability of its inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the Company writes down the value of those inventories which, at the time of its review, the Companys expects to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.
     Also in the three and six months ended April 3, 2009, the Company recorded other asset impairments within cost of goods sold totaling $0.3 million associated with manufacturing related property and equipment that the Company determined to abandon or scrap.
8. Special Charges
     Special charges consist of the following (in thousands):

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Asset impairments	$2,865	$—	$2,865	$—
Restructuring charges	1,717	93	4,022	174

Total special charges	$4,582	$93	$6,887	$174

Asset Impairments
     Asset impairments totaling $2.9 million were recorded during the three and six months ended April 3, 2009. Included in this amount are asset impairment charges totaling $0.5 million related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample Communications which occurred in the fourth quarter of fiscal 2007.
      The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying value.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

     In the second quarter of fiscal 2009, the Company’s Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that the Company believes was a result of the downturn in global economic conditions as well as a bankruptcy filed by the reporting unit’s most significant customer.  The drop in market demand resulted in significant declines in unit sales.  Due to these market and economic conditions, the Company’s Ample Communications reporting unit has experienced a significant decline in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of fiscal 2009, the Company performed an assessment of goodwill for impairment.  Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value.  Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill.  The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and, accordingly, the Company impaired the entire goodwill balance of $2.4 million.
     In the first step of the impairment analysis, the Company performed valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units.  Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the projected cash flows and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its Ample Communications reporting unit based on revenue multiples of comparable publicly-traded peer companies.  In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Ample Communications reporting unit by allocating the fair value of the segment to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value.
Restructuring Charges
     Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, the Company announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of its Dubai facility. In the second quarter of fiscal 2009, the Company incurred special charges of $1.1 million related to this restructuring, primarily related to severance costs for affected employees. As of the end of the second quarter of fiscal 2009, this restructuring plan was substantially complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.
     Activity and liability balances related to the Mindspeed second quarter fiscal 2009 restructuring plan through April 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	Other	Total
Charged to costs and expenses	$1,022	$87	$1,109
Cash payments	(376)	—	(376)
Non-cash charges	—	(87)	(87)

Restructuring balance, April 3, 2009	$646	$—	$646

     The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010. The Company can provide no assurances that the actual costs and timing of this plan will approximate these estimates.
     Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, in the first six months of 2009, the Company recorded a charge of $2.5 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.3 million. As of the end of the second quarter of fiscal 2009, this restructuring plan was substantially complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.

     Activity and liability balances related to the Mindspeed first quarter fiscal 2009 restructuring plan through April 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,507	$368	$2,875
Cash payments	(1,465)	(94)	(1,559)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, April 3, 2009	$1,039	$182	$1,221

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
     Mindspeed 2007 Restructuring Plan — In fiscal 2007, the Company implemented a cost reduction initiative to improve its operating cost structure. The cost reduction initiative included workforce reductions, significant reductions in capital spending, and the consolidation of certain facilities.
     The remaining accrued restructuring balance under this plan is $38,000 at April 3, 2009 and principally represents obligations under a non-cancelable lease. The Company expects to pay this obligation over its term, which expires in fiscal 2009. Activity under this plan was minimal in the first six months of fiscal 2009.
9. Related Party Transactions
     The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the six months ended April 3, 2009 and March 28, 2008 rent and operating expenses paid to Conexant were $2.6 million and $3.4 million, respectively.
10. Subsequent Event
     At the March 2009 Annual Meeting of Stockholders held on March 10, 2009, the Company’s stockholders approved a stock option exchange program. On April 10, 2009, the Company offered current eligible employees of Mindspeed and its subsidiaries the right to exchange certain unexercised options to purchase shares of the Company’s common stock. The offer period on this exchange program is scheduled to end on May 15, 2009. The Company does not anticipate that this option exchange program will have a material impact on its stock compensation expense.

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
Overview
     Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide area networks. Our products, ranging from optical network transceiver solutions to voice and Internet protocol (IP) processors, are classified into three focused product families: high-performance analog products, multiservice access digital signal processor (DSP) products and wide area networking (WAN) communications products. Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including mixed media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, IP private branch exchanges (PBXs), optical modules and broadcast video systems. Service providers use this equipment for the processing, transmission and switching of high-speed voice, data and video traffic, including advanced services such as voice-over-IP (VoIP), within different segments of the communications network. Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp. (ZTE).
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
     We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% of our revenues for the first six months of fiscal 2009 and 54% of our revenues for the first six months of fiscal 2008. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for the first six months of fiscal 2009 and 69% of our net revenues for the first six months of fiscal 2008. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
     We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $26.4 million on research and development in the first six months of fiscal 2009 and $27.4 million on research and development in the first six months of fiscal 2008. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and continued to recognize patent related revenues through the first six months of fiscal 2009. We anticipate continuing this intellectual property strategy in future periods.

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
     Inventories — We write-down our inventory for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory write-downs may be required. In the event we experience unanticipated demand and are able to sell a portion of the inventories we have previously written down, our gross margins will be favorably affected. In the three months ended April 3, 2009, the Company recorded $1.1 million write-down of Carrier Ethernet inventory, related to certain assets of Ample Communications, Inc. that we acquired, due to a decrease in demand for these products. For further information on this write-down, see “Note 7 — Asset Impairments and Other Charges” to our consolidated financial statements.
     Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment, including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We recorded impairment charges on certain long-lived assets totaling $5.5 million in the second quarter of fiscal 2009. For further information on these asset impairments, see “Note 7 — Asset Impairments and Other Charges” and “Note 8—Special Charges” to our consolidated financial statements.
     Stock Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
     Fair Value Measurements — Adoption of SFAS 157 — On October 4, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 1 and Note 3 to the consolidated financial statements for more information.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157—3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, we adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non—recurring basis and the provisions FSP No. 157-3. Consistent with the provisions of FSP No. 157—2, we elected to defer the adoption of SFAS No. 157 for non—financial assets and liabilities measured at fair value on a non—recurring basis until October 3, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that the adoption will have on our consolidated financial statements.
     In February 200,7 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. On October 4, 2008 we adopted SFAS No. 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
     In June 2007, the FASB ratified Emerging Issues Task Force consensus on EITF Issue No. 07-3, “Accounting for Non-refundable Advanced Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2008 we adopted EITF 07-3. The adoption did not have a material impact on our financial condition or results of operations.
     In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our first quarter of fiscal 2010. The nature and magnitude of any impact of FSP 141R-1on our consolidated financial statements will depend upon the nature, term and size of any acquired contingencies.
Results of Operations
Net Revenues
     The following table summarizes our net revenues:

	Three months ended			Six months ended
	April 3,		March 28,	April 3,		March 28,
($ in millions)	2009	Change	2008	2009	Change	2008
Multiservice access DSP products	$10.8	(5%)	$11.4	$21.6	11%	$19.4
High-performance analog products	8.1	(20%)	10.1	18.7	(10%)	20.7
WAN communications products	7.6	(42%)	13.0	14.0	(48%)	27.0
Intellectual property	2.0	18%	1.7	5.0	15%	4.4

Net revenues	$28.5	(21%)	$36.2	$59.3	(17%)	$71.5

     The 21% decrease in our net revenues for the second quarter of fiscal 2009 compared to the comparable fiscal 2008 period mainly reflects lower sales volume in all three of our product families, with the largest drop in demand occurring in our WAN Communications products. Net revenues from our multiservice access DSP products decreased $0.6 million, or 5%, mainly reflecting decreased demand at one of our large strategic North American customers partially offset by an increase in shipments for fiber-to-the building deployments, particularly in Asia. Net revenues from our high-performance analog products decreased $2.0 million, or 20%, in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. This decrease is mainly driven by weak economic conditions affecting our physical media dependent (PMD) devices that are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $5.4 million, or 42%, mainly reflecting a dramatic decrease in demand due to weak economic conditions. This decrease in demand was primarily in our ATM/MPLS network processor products, our T/E carrier transmission products and our Carrier Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007.
     For the first six months of fiscal 2009, the 17% decrease in our revenues compared to the comparable fiscal 2008 period mainly reflects lower sales volume in our WAN communications and high-performance analog product families, partially offset by an increase in sales in our multiservice access DSP products. Net revenues from our multiservice access DSP products increased $2.2 million, or 11%, reflecting an increase in sales volume for fiber to the building deployments, particularly in Asia. We are experiencing increased sales volumes of our VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the deployment of IP-based networks both in new network buildouts and the replacement of circuit-switched networks. Net revenues from our high-performance analog products decreased $2.0 million, or 10%, when comparing the first six months of fiscal 2009 to the first six months of fiscal 2008. Within high-performance analog, we are experiencing a benefit from increased demand for our switching products, signal conditioning, and video products which are used in telecommunications, enterprise and broadcast video applications. This benefit is being more than offset by weak economic conditions affecting our physical media (PMD) devices that are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $13.0 million, or 48%, mainly reflecting a dramatic decrease in demand due to weak economic conditions. This decrease in demand was primarily in our ATM/MPLS network processor products and our T/E carrier transmission products.
Gross Margin

	Three months ended			Six months ended
	April 3,		March 28,	April 3,		March 28,
($ in millions)	2009	Change	2008	2009	Change	2008
Gross margin	$14.0	(43%)	$24.4	$35.0	(29%)	$49.4
Percent of net revenues	49%		67%	59%		69%
     Gross margin represents revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Jazz Semiconductor, Inc., and Amkor Technology, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; the cost of mask sets purchased; sustaining engineering expenses pertaining to products sold; and asset impairment charges, if applicable.
     Our gross margin for the second quarter of fiscal 2009 decreased $10.4 million from our gross margin for the second quarter of fiscal 2008, principally reflecting a combination of a 21% decrease in product sales as well as asset impairment charges totaling $3.7 million taken in the second quarter of fiscal 2009. Asset impairments consist of $2.3 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications related inventory, and a $0.3 million write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for the second quarter of fiscal 2009 includes an approximately 13% effect from these asset impairments. The decrease in our gross margin as a percent of net revenues for the second quarter of fiscal 2009 compared to the same fiscal 2008 period is also due to the inventory reduction we experienced during the quarter as well as a shift in the mix of products being sold primarily resulting from a decline in sales volume in our higher margin WAN communications products.
     Our gross margin for the first six months of fiscal 2009 decreased $14.4 million over the comparable fiscal 2008 period, principally reflecting a decrease in product sales. In addition, we recorded asset impairment charges totaling

$3.7 million in the second quarter of fiscal 2009. Asset impairments consist of $2.3 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications related inventory, and a $0.3 million write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for the second quarter of fiscal 2009 includes an approximately 6% effect from these asset impairments. The decrease in our gross margin as a percent of net revenues for the first six months of fiscal 2009 over the comparable fiscal 2008 period is also due to the inventory reduction we experienced during the period as well as a shift in the mix of products being sold primarily resulting from a decline in sales volume in our higher margin WAN communications products.
     We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write-down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. As discussed above, in the second fiscal 2009 quarter, we recorded a $1.1 million write-down of Ample Communications related inventory due to a decrease in demand for these products.
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
     We have had significant inventory write-downs in the past. It is our policy to hold these inventories and sell them if we experience renewed demand for these products. In the first six months of fiscal 2009, we sold $1.0 million in inventories which we had written down to a zero cost basis in fiscal 2001. In the comparable period of fiscal 2008, we sold $0.9 million of this zero cost basis inventory.
Research and Development

	Three months ended			Six months ended
	April 3,		March 28,	April 3,		March 28,
($ in millions)	2009	Change	2008	2009	Change	2008
Research and development	$13.1	(4%)	$13.7	$26.4	4%	$27.4
Percent of net revenues	46%		38%	45%		38%
     Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $0.6 million decrease in R&D expenses for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 reflects a $0.9 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our recent restructuring activities. For further information on these restructuring activities, see “Note 8 – Special Charges” to our consolidated financial statements. This decrease is partially offset by a $0.4 million increase in the cost of hardware and software used in the R&D process.
     The $1.0 million decrease in R&D expenses for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 reflects a $1.6 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce including headcount reductions associated with our recent restructuring activities. This decrease is partially offset by a $0.5 million increase in the cost of hardware and software used in the R&D process.
Selling, General and Administrative

	Three months ended			Six months ended
	April 3,		March 28,	April 3,		March 28,
($ in millions)	2009	Change	2008	2009	Change	2008
Selling, general and administrative	$10.7	(8%)	$11.7	$21.8	(6%)	$23.2
Percent of net revenues	38%		32%	37%		32%
     Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including finance, legal, human resources, information systems and communications. The $1.0 million decrease in our SG&A expenses for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 reflects a $0.5 million decrease in stock compensation expense as well as a $0.5 million decrease in professional fees and a $0.2 million decrease in commissions paid to our sales representatives.
     The $1.4 million decrease in our SG&A expenses in the first six months of fiscal 2009 compared to the comparable fiscal 2008 period reflects a $0.5 million decrease in professional fees and a $0.4 million decrease in commissions paid to our sales representatives. In addition, SG&A expense in the first six months of fiscal 2008 included $0.3 million related to severance benefits payable to a former officer, which were not incurred in the comparable fiscal 2009 period.
Special Charges
     Special charges consist of the following:

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
($ in millions)	2009	2008	2009	2008
Asset impairments	$2.9	$—	$2.9	$—
Restructuring charges	1.7	0.1	4.0	0.2

Total special charges	$4,6	$0.1	$6.9	$0.2

Asset Impairments
     During the three and six months ended April 3, 2009, we recorded asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications which occurred in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, our Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions as well as a bankruptcy filed by the reporting unit’s most significant customer.  The drop in market demand resulted in significant declines in unit sales.  Due to these market and economic conditions, our Ample Communications reporting unit has experienced a significant decline in market value.  As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of fiscal 2009, we performed an assessment of goodwill for impairment.  Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value.  Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill.  The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and accordingly, we impaired the entire goodwill balance of $2.4 million.
     In addition to the goodwill impairment discussed above, we recorded asset impairment charges totaling $0.5 million related to software and property and equipment that we determined to abandon or scrap.

Restructuring Charges
     Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, we announced the implementation of cost reduction measures with most of the savings expected to be derived focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. Combined with the impact of our first quarter fiscal 2009 restructuring efforts discussed below, these new cost saving initiatives are expected to reduce annual operating expenses by an incremental $12.0 million from fourth quarter fiscal 2008 levels. In the second quarter of fiscal 2009, we incurred special charges of $1.1 million to this restructuring primarily related to severance costs for affected employees. As of the end of the second quarter of fiscal 2009, this restructuring plan was substantially complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.
     Activity and liability balances related to our second quarter fiscal 2009 restructuring plan through April 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	Other	Total
Charged to costs and expenses	$1,022	$87	$1,109
Cash payments	(376)	—	(376)
Non-cash charges	—	(87)	(87)

Restructuring balance, April 3, 2009	$646	$—	$646

     The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
     Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce, in the first six months of 2009, we recorded a charge of $2.5 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.3 million. As of the end of the second quarter of fiscal 2009, this restructuring plan was substantially complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.
     Activity and liability balances related to our first quarter fiscal 2009 restructuring plan through April 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,507	$368	$2,875
Cash payments	(1,465)	(94)	(1,559)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, April 3, 2009	$1,039	$182	$1,221

     The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
     Mindspeed 2007 Restructuring Plan — In fiscal 2007, we implemented a cost reduction initiative to improve our operating cost structure. The cost reduction initiative included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities.
     The remaining accrued restructuring balance under this plan is $38,000 at April 3, 2009 and principally represents obligations under a non-cancelable lease. We expect to pay this obligation over its term, which expires in fiscal 2009. Activity under this plan was minimal in the first six months of fiscal 2009.

Interest Expense

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
($ in millions)	2009	2008	2009	2008
Interest expense	$0.4	$0.6	$0.9	$1.1
     Interest expense represents interest on our convertible senior notes.
Other Income (Expense), Net

	Three months ended		Six months ended
	April 3,	March 28,	April 3,	March 28,
($ in millions)	2009	2008	2009	2008
Other income (expense), net	$0.4	$(0.2)	$3.2	$—

     Other income (expense) principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses including gains/losses on debt extinguishments. The $0.4 million in other income in the second quarter of fiscal 2009 primarily represents net foreign exchange gains. The $0.2 million in other expense for the second quarter of fiscal 2008 primarily represents net foreign exchange losses partially offset by interest income.
     The $3.2 million in other income for the first six months of fiscal 2009 principally reflects the $2.9 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million. In connection with the extinguishment, $0.3 million in debt discount and debt issuance costs were written off. In addition to the gain on debt extinguishment, the balance in other income represents a net foreign exchange gain of approximately $0.3 million. The net zero in other expense for the first six months of fiscal 2008 represents net foreign exchange losses offset by interest income.
Provision for Income Taxes
     Our provision for income taxes for the first six months of fiscal 2009 and fiscal 2008 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the first six months of fiscal 2009 and fiscal 2008 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
     Cash used in operating activities was $7.3 million for the first six months of fiscal 2009 compared to cash provided by operating activities of $8.2 million for the first six months of fiscal 2008. Operating cash flows for the first six months of fiscal 2009 reflect our net loss of $18.1 million, offset by non-cash charges (depreciation and amortization, asset impairments, restructuring charges, stock-based compensation expense, inventory provisions, gain on debt extinguishment and other) of $12.7 million, and net working capital decreases of approximately $1.9 million.
     The net working capital decreases for the first six months of fiscal 2009 consisted principally of a $5.7 million decrease in accounts payable related to both the timing of payments as well as the volume of payments due to decreases in production volumes. In addition, the decrease in working capital is due to payments of $1.9 million related to our fiscal 2009 restructuring actions, as well as decreases in accrued expenses and other current liabilities. These working capital decreases were mostly offset by a decrease of $7.2 million in accounts receivable resulting from a decrease in our revenues as well as a decrease in our average collection period.
     Cash used in investing activities of $3.6 million for the first six months of fiscal 2009 consisted of the payments on capital expenditures. Cash used in investing activities of $5.3 million for the first six months of fiscal 2008 principally consisted of $4.1 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million.
     Cash used in financing activities of $17.6 million for the first six months of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $0.3 million of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.5% convertible senior notes. Cash provided by financing activities of $0.1 million for the first six months of fiscal 2008 consisted of proceeds from the exercise of stock options.
Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
     On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, which was amended effective March 2, 2009. Under the loan and security agreement, SVB has agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% convertible senior notes due in 2009. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the company and such subsidiaries, other than intellectual property.
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
     At April 3, 2009, we had no outstanding borrowings under our revolving credit facility.
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
     For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of April 3, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
     During October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling $0.3 million were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. At April 3, 2009, $10.5 million in aggregate principal amount of our 3.75% convertible senior notes remain outstanding.
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
     For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of April 3, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
Liquidity
     Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our existing unused line of credit with Silicon Valley Bank. As of April 3, 2009, our cash and cash equivalents totaled $14.6 million. Our working capital at April 3, 2009 was $5.3 million.
     In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or maintain increased revenues. During the first half of fiscal 2009, we initiated a series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to regain and sustain profitability.

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
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of April 3, 2009, the carrying value of our cash and cash equivalents approximates fair value.
     Our debt consists of our long-term revolving credit facility and our short-term and long-term convertible senior notes. Our convertible senior notes bear interest at fixed rates of 3.75% and 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increased, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no borrowings on the credit facility as of the end of the second quarter of fiscal 2009, any change in the prime interest rate would not have a material effect on our obligations under the credit facility.

Foreign Exchange Risk
     We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
     These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At April 3, 2009, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at April 3, 2009, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 3, 2009, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 2, 2009. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Report.
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
     In the first six months of fiscal 2009, we used $7.3 million cash in operating activities. Although in fiscal 2008, we generated $26.7 million in cash from operating activities, our operating activities used cash in the first six months of fiscal 2009 as well as in periods prior to 2008. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property. As of April 3, 2009, our cash and cash equivalents totaled $14.6 million. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property and our existing unused line of credit with Silicon Valley bank, subject to availability, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. However, this may not be the case, and if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
We have incurred operating losses in the past and we may incur losses in future periods.
     We incurred a net loss of $18.1 million in the first six months of fiscal 2009. Although we generated net income of $7.2 million in fiscal 2008, we incurred losses in periods prior to fiscal 2008, we have incurred losses in the first half of fiscal 2009, and we may continue to incur losses and negative cash flows in future periods.
     In order to regain and sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. In the first six months of fiscal 2009, we have initiated a series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to profitability, or to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to regain profitability or sustain the profitability achieved in fiscal 2008.
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
     Additionally, recently general worldwide economic conditions have experienced a significant downturn due to slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any worldwide economic slowdown or subsequent economic recovery, or in the semiconductor industry or the wired and wireless communications markets. If the economy or markets in which we operate do not return to historical levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.
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
     On October 16, 2008, NASDAQ filed a rule change with the SEC to suspend temporarily the continued listing requirements relating to bid price and market value of publicly held shares. This rule change is currently effective through July 19, 2009. From November 2008 through March 2009, our stock generally traded below $1.00 per share. We can provide no assurance that we will be in compliance with the minimum bid price rule once the suspension is lifted.
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
     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Sales to customers located outside the United States, primarily in the Asia-Pacific region and Europe, were approximately 70% of our net revenues for the first six months of fiscal 2009 and 69% of our net revenues for the first six months of fiscal 2008. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the United States, including foundries and assembly and test service providers located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely affect our ability to increase or maintain our foreign sales. These include, but are not limited to, risks regarding:
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
     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 47% of our revenues for the first six months of fiscal 2009 and 54% of our revenues for the first six months of fiscal 2008.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased	(or Unit)	Plans or Programs	Plans or Programs
January 3, 2009 to January 30, 2009	95 (a)	$0.90	—	—
January 31, 2009 to February 27, 2009	6,365 (a)	$0.88	—	—
February 28, 2009 to April 3, 2009	—	$—	—	—

	6,460	$0.88	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on March 10, 2009 in Newport Beach, California. At the meeting, the following matters were voted on by our stockholders:

	Number of shares
	Voted For	Withheld
Election of two Class III directors for a three-year term expiring in 2012:
Dwight W. Decker	13,226,103	7,874,612
Raouf Y. Halim	13,360,607	7,740,107

	Number of shares
	Voted			Broker
	For	Voted Against	Abstentions	Non-Votes
Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm	20,005,057	885,056	210,601	—
Proposal to approve our amended and restated 2003 long-term incentives plan, which, among other things will:
(i) increase the number of shares reserved for issuance under the plan by an additional 2,815,000 shares; (ii) increase the number of shares that may be used for unrestricted stock, restricted stock and restricted stock units; and (iii) expand the performance conditions governing the grant of performance-based compensation under Section 162(m) of the Internal Revenue Code	8,211,423	7,195,695	107,436	5,586,160
Proposal to approve our amended and restated directors stock plan, which, among other things, will:
(i) increase the number of shares of common stock reserved for issuance under the plan by an additional 180,000 shares; (ii) place a limit on the number of shares of common stock which may be used for grants of restricted stock and restricted stock units from and after March 10, 2009; (iii) increase the automatic grant of stock options and add an automatic grant of restricted stock units to directors upon their initial election to the board; and (iv) increase the annual grant of stock options and restricted stock units to continuing directors	7,509,207	7,872,486	132,862	5,586,159
Proposal to approve a one-time stock option exchange program under which, if implemented, eligible participants will be permitted to exchange outstanding stock options issued under our 2003 long-term incentives plan and our 2003 stock option plan, each as amended and restated, for new stock options	7,840,165	7,591,683	82,707	5,586,159
ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference.

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference.

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference.

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference.

4.5	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.6	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference.

4.8	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.7 hereto), is incorporated herein by reference.

4.9	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference.

4.10	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

* †10.1	Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between Preetinder S. Virk and the Registrant.

*10.2	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2009, is incorporated herein by reference.

*10.3	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

*10.4	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Appendix C to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on January 29, 2009, is incorporated herein by reference.

10.5	Amendment No. 1 to Loan and Security Agreement, effective as of March 2, 2009, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2009, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: May 12, 2009	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

†10.1	Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between Preetinder S. Virk and the Registrant.

10.3	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.