Form 10-Q
period 2009-07-03
MINDSPEED TECHNOLOGIES, INC
filed 2009-08-10
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2009 was 24,011,251.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;
•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of legacy networks, and the build-out of networks in developing countries;
•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;
•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key high-growth markets;
•	our ability to achieve design wins and convert design wins into revenue;
•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;
•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;
•	the importance of attracting and retaining highly skilled, dedicated personnel;
•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;
•	our ability to achieve revenue growth, regain and sustain profitability and positive cash flows from operations;
•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;
•	our anticipation that we will not pay a dividend in the foreseeable future;
•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;
•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;
•	our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to repay the remaining $10.5 million in senior convertible debt and fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;
•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;
•	our expectation that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations;
•	our expectations with respect to our recognition of income tax benefits in the future;
•	our restructuring plans, including timing, expected workforce reductions, the closure of the Dubai facility, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;
•	our beliefs regarding the effect of the disposition of pending or asserted legal matters and the possibility of future legal matters;
•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;
•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;
•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;
•	the effects of a downturn in the semiconductor industry and the general economy at large, including the impact of slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies on our revenue and results of operation;
•	the impact of reductions, delays and cancellation of orders from key customers given our dependence on a relatively small number of end customers and distributors for a significant portion of our revenue and our lack of long term purchase commitments;
•	the impact of volatility in the stock market on the market price of our common stock;
•	the impact on our business if we fail to comply with the minimum listing requirements for continued quotation on the Nasdaq Global Market;
•	the effect of changes in the amount of research coverage of our common stock, changes in earnings estimates or buy/sell recommendations by analysts and changes in investor perception of us and the industry in which we operate;
•	the effect of shifts in our product mix and the effect of maturing products;
•	the continued availability and costs of products from our suppliers;
•	the value of our intellectual property, and our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property and our plans to pursue our current intellectual property strategy;

•	market demand for our new and existing products and our ability to increase our revenues;
•	our intentions with respect to inventories that were previously written down and the effects on future demand and market conditions on inventory write-downs;
•	our beliefs regarding the end-markets for sales of products to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region;
•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad;
•	our expectations regarding fluctuations in our growth patterns;
•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards; and
•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	cash requirements and terms and availability of financing;
•	future operating losses;
•	worldwide political and economic uncertainties and specific conditions in the markets we address;
•	fluctuations in the price of our common stock and our operating results;
•	loss of or diminished demand from one or more key customers or distributors;
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes;
•	our ability to attract and retain qualified personnel;
•	constraints in the supply of wafers and other product components from our third-party manufacturers;
•	doing business internationally;
•	pricing pressures and other competitive factors;
•	successful development and introduction of new products;
•	our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;
•	industry consolidation;
•	order and shipment uncertainty;
•	our ability to obtain design wins and develop revenues from them;
•	lengthy sales cycles;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	product defects and bugs; and
•	business acquisitions and investments.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	July 3,	October 3,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$11,871	$43,033
Receivables, net of allowance for doubtful accounts of $144 and $342 at July 3, 2009 and October 3, 2008, respectively	8,133	14,398
Inventories	11,524	16,187
Prepaid expenses and other current assets	2,249	3,138

Total current assets	33,777	76,756
Property, plant and equipment, net	11,049	12,600
Intangible assets, net	—	2,480
Goodwill	—	2,429
License agreements, net	6,554	3,347
Other assets	2,655	2,992

Total assets	$54,035	$100,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,252	$11,265
Deferred income on sales to distributors	2,839	4,869
Accrued compensation and benefits	4,843	6,778
Restructuring	988	8
Convertible senior notes — short term	10,459	—
Other current liabilities	3,332	3,559

Total current liabilities	29,713	26,479
Convertible senior notes — long term	15,000	45,648
Other liabilities	559	519

Total liabilities	45,272	72,646

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 24,011 (July 3, 2009) and 23,852 (October 3, 2008) issued shares	240	239
Additional paid-in capital	271,646	269,487
Accumulated deficit	(248,095)	(227,043)
Accumulated other comprehensive loss	(15,028)	(14,725)

Total stockholders’ equity	8,763	27,958

Total liabilities and stockholders’ equity	$54,035	$100,604

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net revenues:
Products	$32,545	$38,049	$86,809	$105,248
Intellectual property	—	—	5,000	4,350

Total net revenues	32,545	38,049	91,809	109,598
Cost of goods sold:
Cost of goods sold, excluding impairments and other charges	12,618	12,510	33,230	34,651
Asset impairments and other charges	—	—	3,667	—

Total cost of goods sold	12,618	12,510	36,897	34,651

Gross margin	19,927	25,539	54,912	74,947

Operating expenses:
Research and development	12,097	14,771	38,541	42,193
Selling, general and administrative	9,880	11,196	31,705	34,376
Special charges	9	110	6,896	284

Total operating expenses	21,986	26,077	77,142	76,853

Operating loss	(2,059)	(538)	(22,230)	(1,906)

Interest expense	(462)	(563)	(1,364)	(1,689)
Other income (expense), net	(285)	150	2,931	125

Loss before income taxes	(2,806)	(951)	(20,663)	(3,470)

Provision for income taxes	127	132	389	279

Net loss	$(2,933)	$(1,083)	$(21,052)	$(3,749)

Net loss per share, basic and diluted	$(0.12)	$(0.05)	$(0.89)	$(0.16)

Weighted-average number of shares used in per share computation	23,619	23,144	23,533	22,981
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	July 3,	June 27,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(21,052)	$(3,749)

Adjustments to reconcile net loss to net cash (used in) / provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,582	4,640
Asset impairments	5,498	—
Restructuring charges	4,031	284
Stock-based compensation	2,196	4,123
Inventory provisions	1,279	(1,188)
Gain on debt extinguishment	(2,880)	—
Other non-cash items, net	247	387
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	6,277	(3,490)
Inventories	3,384	5,660
Accounts payable	(4,746)	2,680
Deferred income on sales to distributors	(2,030)	(487)
Restructuring	(2,825)	(1,599)
Accrued expenses and other current liabilities	(2,615)	1,931
Other	1,002	2,445

Net cash (used in) / provided by operating activities	(7,652)	11,637

Cash Flows From Investing Activities
Capital expenditures	(5,932)	(6,426)
Acquisition of assets, net of cash acquired	—	(1,172)

Net cash used in investing activities	(5,932)	(7,598)

Cash Flows From Financing Activities
Extinguishment of convertible debt	(17,320)	—
Debt issuance costs	(256)	—
Exercise of stock options and warrants	—	111

Net cash (used in) / provided by financing activities	(17,576)	111

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(48)

Net (decrease) / increase in cash and cash equivalents	(31,162)	4,102
Cash and cash equivalents at beginning of period	43,033	25,796

Cash and cash equivalents at end of period	$11,871	$29,898

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
Basis of Presentation — The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (Note 8), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008. We have evaluated the impact of subsequent events on these interim consolidated financial statements through August 10, 2009.
Reverse Stock Split — In May 2008, the Company’s Board of Directors approved a one-for-five reverse stock split following approval by the Company’s stockholders on April 7, 2008. The reverse stock split was effected June 30, 2008. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split. There was no net effect on total stockholders’ equity as a result of the reverse stock split.
Liquidity — In order to regain and sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or maintain increased revenues. During the first nine months of fiscal 2009, the Company initiated a series of cost reduction actions designed to improve its operating cost structure. These expense reductions alone may not allow the Company to return to the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to regain or sustain profitability.

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
Goodwill — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value, and 2) to measure the amount of an impairment loss, if any. See Note 8 for a discussion of the impairment of goodwill recorded by the Company during the nine months ended July 3, 2009.
Intangible Assets, Net — Intangible assets, net, consist of backlog and developed technology and are amortized on a straight-line basis over estimated useful lives of three months to five years. See Note 7 for a discussion of the impairment of certain intangible assets recorded by the Company during the nine months ended July 3, 2009.
Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. See Notes 7 and 8 for a discussion of the impairment of certain long-lived assets recorded by the Company during the nine months ended July 3, 2009. Other than the impairments discussed in Notes 7 and 8, no further impairments were identified by the Company.
Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2009 and 2008 ended on July 3, 2009 and June 27, 2008, respectively.
Recent Accounting Standards — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis and the provisions of FSP No. 157-3. Consistent with the provisions of FSP No. 157-2, the Company elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its consolidated financial statements.

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
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and it may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on the Company’s unaudited consolidated condensed financial statements.
In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or the Company’s first quarter of fiscal 2010. The nature and magnitude of any impact of this FSP 141R-1 on the Company’s consolidated financial statements will depend upon the nature, term and size of any acquired contingencies.
In May 2009, the FASB issued SFAS 165, Subsequent Events, which defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. The Company has reflected the recognition and disclosure requirements of this standard in this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Income Taxes — The provision for income taxes for the nine months ended July 3, 2009 and June 27, 2008 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the first nine months of fiscal 2009, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
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
The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Customer A	10%	11%	15%	12%
Customer B	18%	10%	14%	7%
Customer C	14%	20%	13%	17%
Customer D	19%	10%	12%	6%
The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	July 3,	Oct. 3,
	2009	2008
Customer A	15%	9%
Customer B	32%	7%
Customer D	15%	3%
Customer E	12%	11%
Customer F	2%	20%
Supplemental Cash Flow Information — Interest paid for the nine months ended July 3, 2009 and June 27, 2008 was $1.2 million and $1.7 million, respectively. Income taxes paid, net of refunds received, for the nine months ended July 3, 2009 and June 27, 2008 were $0.5 million and $56,000, respectively. Non-cash investing activities in the first nine months of fiscal 2009 consisted of the purchase of $0.1 million of property and equipment from suppliers on account as well as the license of $1.4 million of intellectual property on account. Non-cash investing activities in the first nine months fiscal 2008 consisted of the purchase of $0.8 million of property and equipment from suppliers on account. Assets acquired consists of amounts paid and received during the first nine months of fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc. (Ample Communications), which occurred in the fourth quarter of fiscal 2007.

2. Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	July 3,	October 3,
	2009	2008
Work-in-process	$3,861	$8,620
Finished goods	7,663	7,567

Total inventories	$11,524	$16,187

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
The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over twelve months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. In the nine months ended July 3, 2009, the Company recorded a $1.1 million write-down of Carrier Ethernet inventory, related to the Ample Communications assets the Company acquired, due to a decrease in demand for these products.
The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.
During the nine months ended July 3, 2009 and June 27, 2008, the Company sold inventories with an original cost of approximately $1.3 million and $1.1 million, respectively, that had been written down to a zero cost basis during fiscal 2001.
Intangible Assets and Goodwill
In conjunction with the acquisition of certain assets of Ample Communications on September 25, 2007, the Company acquired certain intangible assets. These intangible assets consist of backlog (approximately $0.1 million), developed technology (approximately $3.1 million) and goodwill (approximately $2.4 million). See Notes 7 and 8 for a discussion of the impairment of developed technology and goodwill recorded by the Company during the nine months ended July 3, 2009.
Deferred Income on Shipments to Distributors
Deferred income on shipments to distributors is as follows (in thousands):

	July 3,	October 3,
	2009	2008
Deferred revenue on shipments to distributors	$3,149	$5,387
Deferred cost of inventory on shipments to distributors	(345)	(576)
Reserves	35	58

Deferred income on sales to distributors	$2,839	$4,869

Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net loss	$(2,933)	$(1,083)	$(21,052)	$(3,749)
Foreign currency translation adjustments	331	22	(303)	708

Comprehensive loss	$(2,602)	$(1,061)	$(21,355)	$(3,041)

The balance of accumulated other comprehensive loss at July 3, 2009 and October 3, 2008 consists of accumulated foreign currency translation adjustments.
Revenues by Category
Revenues by category are as follows (in thousands):

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Revenues by product line
Multiservice access DSP products	$13,642	$13,748	$35,212	$33,205
High-performance analog products	9,998	10,921	28,679	31,649
WAN communications products	8,905	13,380	22,918	40,394

Total net product revenues	32,545	38,049	86,809	105,248
Intellectual property	—	—	5,000	4,350

Total net revenues	$32,545	$38,049	$91,809	$109,598

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Americas	$6,989	$8,795	$28,042	$34,883
Asia-Pacific	23,192	24,891	54,389	60,728
Europe, Middle East and Africa	2,364	4,363	9,378	13,987

Total net revenues	$32,545	$38,049	$91,809	$109,598

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
3. Fair Value Measurements
As discussed in Note 1, “Recent Accounting Standards,” on October 4, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and convertible senior notes. Consistent with the provisions of FSP No. 157-2, we elected to defer the provisions of SFAS No. 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis.

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
The following table represents financial assets that we measured at fair value on a recurring basis. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable	Total Fair Value
	Instruments	Inputs	as
July 3, 2009	(Level 1)	(Level 2)	of July 3, 2009
Assets:
Cash equivalents	$11,871		$11,871
Liabilities:
Senior convertible debt		$24,795	$24,795

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable	Total Fair Value
	Instruments	Inputs	as
October 3, 2008	(Level 1)	(Level 2)	of July 3, 2009
Assets:
Cash equivalents	$43,033		$43,033
Liabilities:
Senior convertible debt		$41,161	$41,161
The following table sets forth the carrying amount and estimated fair values of financial assets and liabilities (in thousands).

	July 3, 2009		October 3, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash equivalents	$11,871	$11,871	$43,033	$43,033
Liabilities:
Senior convertible debt	$25,459	$24,795	$46,000	$41,161
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
As a result of the Company’s operating losses and its expectation of future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses-including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to future operating losses until it determines that such tax benefits are more likely than not to be realized.

The fair value of stock options awarded during the nine months ended July 3, 2009 and June 27, 2008 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Nine months ended
	July 3,	June 27,
	2009	2008
Weighted-average fair value of options granted	$1.07	$2.15

Weighted-average assumptions:
Expected option life	2.8 years	3.3 years
Risk-free interest rate	1.4%	2.6%
Expected volatility	87%	65%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under SFAS 123R was allocated as follows (in thousands):

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Cost of goods sold	$18	$43	$67	$121
Research and development	211	450	651	1,762
Selling, general and administrative	473	603	1,478	2,240

Total stock-based compensation expense	$702	$1,096	$2,196	$4,123

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of July 3, 2009, an aggregate of 2.1 million shares of the Company’s common stock were available for issuance under these plans. On March 10, 2009, the stockholders of the Company approved plan amendments that included an increase in the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 6.7 million shares.
The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 6.0 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled options are available for future option grants only in connection with an offer to exchange outstanding options for new options.

Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under SFAS 123R, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007.
Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). On April 10, 2009, the Company offered current eligible employees of Mindspeed and its subsidiaries the right to exchange certain unexercised options to purchase shares of the Company’s common stock. The offer period on the exchange program ended on May 15, 2009 at which time the Company exchanged 754,000 previously issued stock options for 250,000 new options with an exercise price of $1.70, the market price of the Company’s common stock on that date. The Company has chosen to account for this transaction under the bifurcated approach and recorded an insignificant amount of incremental compensation expense in conjunction with this exchange.
The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 3, 2008	3,528	$10.50	3.7 years

Granted	1,282	$1.97
Exercised	—	$—
Forfeited or expired	(1,639)	$11.51

Outstanding at July 3, 2009	3,171	$6.53	5.2 years

Exercisable at end of period	1,358	$11.44	2.7 years
As of July 3, 2009, there was unrecognized compensation expense of $2.0 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years. The aggregate intrinsic value as of July 3, 2009 of options outstanding was $0.2 million and options exercisable was zero.
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

The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 3, 2008	682	$6.69

Granted	208	$1.84
Vested	(418)	$5.98

Forfeited	(43)	$6.99

Nonvested shares at July 3, 2009	429	$4.50

The total fair value of shares vested during the nine months ended July 3, 2009 was $0.5 million. As of July 3, 2009 there was unrecognized compensation expense of $1.0 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of one year.
5. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
As of July 3, 2009, the Company was in compliance with all required covenants under our revolving credit facility and had no outstanding borrowings under the revolving credit facility.
3.75% Convertible Senior Notes due 2009
In December 2004, the Company sold $46.0 million aggregate principal amount of 3.75% convertible senior notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18.
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
6.50% Convertible Senior Notes due 2013
On July 30, 2008, the Company entered into separate exchange agreements with certain holders of our existing 3.75% convertible senior notes due 2009, pursuant to which holders of an aggregate of $15.0 million of the existing notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013 (the new notes). The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $0.1 million in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as approximately $0.9 million in transaction fees.
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

7. Asset Impairments and Other Charges
Included within cost of goods sold for the nine months ended July 3, 2009 are asset impairments and other charges totaling $3.7 million recorded in the second quarter of fiscal 2009. These charges include a $2.3 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.
In addition, in the nine months ended July 3, 2009, asset impairments and other charges within cost of goods sold includes a $1.1 million write-down of Ample Communications related inventory due to a decrease in demand for these products recorded during the second quarter of fiscal 2009. The Company assesses the recoverability of its inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the Company writes down the value of those inventories which, at the time of its review, the Company expects to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.
Also, in the second quarter of fiscal 2009, the Company recorded other asset impairments within cost of goods sold totaling $0.3 million associated with manufacturing related property and equipment that the Company determined to abandon or scrap.
8. Special Charges
Special charges consist of the following (in thousands):

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Asset impairments	$—	$—	$2,865	$—
Restructuring charges	9	110	4,031	284

Total special charges	$9	$110	$6,896	$284

Asset Impairments
Asset impairments totaling $2.9 million were recorded during the nine months ended July 3, 2009. Included in this amount are asset impairment charges totaling $0.5 million related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007.
The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit, determined at the component level, is compared to its carrying value. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

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
In the first step of the impairment analysis, the Company performed valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units. Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the projected cash flows and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Under the market-based approach, the Company derived the fair value of its Ample Communications reporting unit based on revenue multiples of comparable publicly-traded peer companies. In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Ample Communications reporting unit by allocating the fair value of the reporting unit to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value.
Restructuring Charges
Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, the Company announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of its Dubai facility. In the first nine months of fiscal 2009, the Company incurred special charges of $1.1 million to this restructuring primarily related to severance costs for affected employees. As of the end of the third quarter of fiscal 2009, this restructuring plan was substantially complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.
Activity and liability balances related to the second quarter fiscal 2009 restructuring plan through July 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	Other	Total
Charged to costs and expenses	$1,047	$87	$1,134
Cash payments	(839)	—	(839)
Non-cash charges	—	(87)	(87)

Restructuring balance, July 3, 2009	$208	$—	$208

The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010. The Company can provide no assurances that the actual costs and timing of this plan will approximate these estimates.

Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, in the first nine months of 2009, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.4 million. As of the end of the third quarter of fiscal 2009, this restructuring plan was substantially complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.
Activity and liability balances related to the first quarter fiscal 2009 restructuring plan through July 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,405	$368	$2,773
Cash payments	(1,823)	(143)	(1,966)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, July 3, 2009	$579	$133	$712

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2011. The Company can provide no assurances that the actual costs and timing of this plan will approximate these estimates.
Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities.
The remaining accrued restructuring balance under these initiatives is $0.1 million at July 3, 2009 and principally represents obligations under a non-cancelable lease and a settlement with a former employee. The Company expects to pay these obligations in the fourth quarter of fiscal 2009. Activity under these initiatives was minimal in the first nine months of fiscal 2009.
9. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the nine months ended July 3, 2009 and June 27, 2008 rent and operating expenses paid to Conexant were $3.9 million and $5.1 million, respectively. At both July 3, 2009 and October 3, 2008, the Company had a liability to Conexant of $0.2 million associated with such lease.
10. Subsequent Events
On August 9, 2009, the Company adopted a stockholder rights agreement (the Rights Agreement) in an effort to help preserve the Company’s ability to fully utilize its net operating loss carryforwards by reducing the likelihood of an “ownership change” as defined by Section 382 of the Internal Revenue Code (Section 382). An “ownership change” would occur if stockholders, deemed under Section 382 to own 5% or more of the Company’s stock by value, increase their collective ownership of the aggregate amount of the Company’s stock by more than 50 percentage points over a defined period of time. The Rights Agreement is intended to act as a deterrent to any person or group acquiring, without the approval of the Company’s Board of Directors, beneficial ownership of 4.9% or more of the Company’s stock. The Rights Agreement will continue in effect until August 9, 2012, unless it is terminated or redeemed earlier by the Board of Directors.

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
We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 44% of our revenues for the first nine months of fiscal 2009 and 55% of our revenues for the first nine months of fiscal 2008. Sales to customers located outside the U.S., primarily in the Asia-Pacific region and Europe, were approximately 75% of our net revenues for the first nine months of fiscal 2009 and 73% of our net revenues for the first nine months of fiscal 2008. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $38.5 million on research and development in the first nine months of fiscal 2009 and $42.2 million on research and development in the first nine months of fiscal 2008. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key high-growth markets, including VoIP and high-performance analog applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007. We anticipate continuing this intellectual property strategy in future periods.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, allowances for doubtful accounts, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active. On October 4, 2008, we adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis and the provisions FSP No. 157-3. Consistent with the provisions of FSP No. 157-2, we elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that the adoption will have on our consolidated financial statements.

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
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on our unaudited consolidated condensed financial statements.
In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our first quarter of fiscal 2010. The nature and magnitude of any impact of FSP 141R-1on our consolidated financial statements will depend upon the nature, term and size of any acquired contingencies.
In May 2009, the FASB issued SFAS 165, Subsequent Events, which defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We reflected the recognition and disclosure requirements of this standard in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended			Nine months ended
	July 3,		June 27,	July 3,		June 27,
($ in millions)	2009	Change	2008	2009	Change	2008
Multiservice access DSP products	$13.6	(1%)	$13.8	$35.2	6%	$33.2
High-performance analog products	10.0	(8%)	10.9	28.7	(9%)	31.6
WAN communications products	8.9	(33%)	13.4	22.9	(43%)	40.4
Intellectual property	—	0%	—	5.0	14%	4.4

Net revenues	$32.5	(14%)	$38.1	$91.8	(16%)	$109.6

The 14% decrease in our net revenues for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 period mainly reflects lower sales volume in all three of our product families, with the largest decrease in demand occurring in our WAN communications products. Net revenues from our multiservice access DSP products decreased $0.2 million, or 1%, mainly reflecting decreased demand at one of our large strategic North American customers partially offset by an increase in shipments for fiber-to-the building deployments, particularly in Asia. Net revenues from our high-performance analog products decreased $0.9 million, or 8%, in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. This decrease is mainly driven by weak economic conditions affecting our physical media dependent (PMD) devices that are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. These decreases are being partially offset by increased shipments in our crosspoint switches due to strength in the telecommunications market in China. Net revenues from our WAN communications products decreased $4.5 million, or 33%, mainly reflecting a dramatic decrease in demand due to weak economic conditions, particularly in the U.S. This decrease in demand was primarily in our ATM/MPLS network processor products, our T/E carrier transmission products and our Carrier Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007.
For the first nine months of fiscal 2009, the 16% decrease in our revenues compared to the first nine months of fiscal 2008 reflects declines in two of our product families, with the largest decrease in demand occurring in our WAN communications products. These declines were partially offset by an increase in revenues in our multiservice access DSP products. Net revenues from our multiservice access DSP products increased $2.0 million, or 6%, mainly reflecting decreased demand at one of our large strategic North American customers more than offset by an increase in shipments for fiber-to-the building deployments, particularly in Asia. We are experiencing increased sales volumes of our VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the deployment of IP-based networks both in new network buildouts and the replacement of circuit-switched networks. Net revenues from our high-performance analog products decreased $2.9 million, or 9%, when comparing the first nine months of fiscal 2009 to the first nine months of fiscal 2008. Within high-performance analog, we are experiencing a benefit from increased demand for our crosspoint switches, which are used in telecommunications applications. This benefit is being more than offset by weak economic conditions affecting our physical media (PMD) devices that are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $17.5 million, or 43%, mainly reflecting a dramatic decrease in demand due to weak economic conditions, particularly in the U.S. This decrease in demand was primarily in our ATM/MPLS network processor products, our T/E carrier transmission products and our Carrier Ethernet products added to the WAN portfolio as a result of the acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007.

Gross Margin

	Three months ended			Nine months ended
	July 3,		June 27,	July 3,		June 27,
($ in millions)	2009	Change	2008	2009	Change	2008
Gross margin	$19.9	(22%)	$25.5	$54.9	(27%)	$74.9
Percent of net revenues	61%		67%	60%		68%
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
Our gross margin for the third quarter of fiscal 2009 decreased $5.6 million from our gross margin for the third quarter of fiscal 2008, principally reflecting a 14% decrease in product sales. The decrease in our gross margin as a percent of net revenues for the third quarter of fiscal 2009 compared to the same fiscal 2008 period is mainly due to the inventory reduction we experienced during the quarter, as well as a shift in the mix of products being sold primarily resulting from a decline in sales volume in our higher margin WAN communications products.
Our gross margin for the first nine months of fiscal 2009 decreased $20.0 million over the comparable fiscal 2008 period, principally reflecting a combination of a 18% decrease in product sales as well as asset impairment charges totaling $3.7 million taken in the second quarter of fiscal 2009. Asset impairments consist of $2.3 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications related inventory, and a $0.3 million write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for the first nine months of fiscal 2009 includes an approximately 4% effect from these asset impairments. The decrease in our gross margin as a percent of net revenues for the first nine months of fiscal 2009 over the comparable fiscal 2008 period is also due to the inventory reduction we experienced during the period as well as a shift in the mix of products being sold primarily resulting from a decline in sales volume in our higher margin WAN communications products.
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

We have had significant inventory write-downs in the past. It is our policy to hold these inventories and sell them if we experience renewed demand for these products. In the first nine months of fiscal 2009, we sold $1.3 million in inventories which we had written down to a zero cost basis in fiscal 2001. In the comparable period of fiscal 2008, we sold $1.1 million of this zero cost basis inventory.
Research and Development

	Three months ended			Nine months ended
	July 3,		June 27,	July 3,		June 27,
($ in millions)	2009	Change	2008	2009	Change	2008
Research and development	$12.1	(18%)	$14.8	$38.5	(9%)	$42.2
Percent of net revenues	37%		39%	42%		38%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $2.7 million decrease in R&D expenses for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 reflects a $1.4 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our recent restructuring activities. For further information on these restructuring activities, see “Note 8 - Special Charges” to our consolidated financial statements. In addition, R&D expense in the third quarter of fiscal 2008 included $0.7 million related to severance benefits payable to certain former employees as a result of organizational changes, which were not incurred in the comparable fiscal 2009 period.
The $3.7 million decrease in R&D expenses for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 is primarily driven by a $3.0 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our recent restructuring activities. In addition, R&D expense in the first nine months of fiscal 2008 included $0.7 million related to severance benefits payable to certain former employees as a result of organizational changes, which were not incurred in the comparable fiscal 2009 period.
Selling, General and Administrative

	Three months ended			Nine months ended
	July 3,		June 27,	July 3,		June 27,
($ in millions)	2009	Change	2008	2009	Change	2008
Selling, general and administrative	$9.9	(12%)	$11.2	$31.7	(8%)	$34.4
Percent of net revenues	30%		29%	35%		31%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including finance, legal, human resources, information systems and communications. The $1.3 million decrease in our SG&A expenses for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 reflects a $0.6 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our recent restructuring activities. For further information on these restructuring activities, see “Note 8 — Special Charges” to our consolidated financial statements. The decrease in SG&A also reflects a $0.4 million decrease in professional fees and a $0.2 million decrease in commissions paid to our sales representatives.
The $2.7 million decrease in our SG&A expenses in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 period reflects a $0.8 million in stock compensation expense, a $0.8 million decrease in professional fees and a $0.7 million decrease in commissions paid to our sales representatives. In addition, SG&A expense in the first nine months of fiscal 2008 included a $0.3 million decrease related to severance benefits payable to a former officer, which were not incurred in the comparable fiscal 2009 period.

Special Charges
Special charges consist of the following:

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
($ in millions)	2009	2008	2009	2008
Asset impairments	$—	$—	$2.9	$—
Restructuring charges	—	0.1	4.0	0.3

Total special charges	$—	$0.1	$6.9	$0.3

Asset Impairments
During the nine months ended July 3, 2009, we recorded asset impairment charges totaling $2.9 million. Included in this amount are asset impairment charges totaling $0.5 million related to software and property and equipment that we determined to abandon or scrap, as well as asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, our Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, our Ample Communications reporting unit has experienced a significant decline in market value. As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142. Accordingly, in the second quarter of fiscal 2009, we performed an assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and accordingly, we impaired the entire goodwill balance of $2.4 million.
Restructuring Charges
Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, we announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. Combined with the impact of our first quarter fiscal 2009 restructuring efforts discussed below, these cost saving initiatives were the primary driver in reducing operating expenses in the third quarter of fiscal 2009 by approximately $4.0 million from the third quarter of fiscal 2008. In the first nine months of fiscal 2009, we incurred special charges of $1.1 million to this restructuring primarily related to severance costs for affected employees. As of the end of the third quarter of fiscal 2009, this restructuring plan was substantially complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.
Activity and liability balances related to our second quarter fiscal 2009 restructuring plan through July 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	Other	Total
Charged to costs and expenses	$1,047	$87	$1,134
Cash payments	(839)	—	(839)
Non-cash charges	—	(87)	(87)

Restructuring balance, July 3, 2009	$208	$—	$208

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce, in the first nine months of 2009, we recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $0.4 million. As of the end of the third quarter of fiscal 2009, this restructuring plan was substantially complete, and we do not expect to incur significant additional costs related to this restructuring plan in future periods.
Activity and liability balances related to our second quarter fiscal 2009 restructuring plan through July 3, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$2,405	$368	$2,773
Cash payments	(1,823)	(143)	(1,966)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, July 3, 2009	$579	$133	$712

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities.
The remaining accrued restructuring balance under these initiatives is $0.1 million at July 3, 2009 and principally represents obligations under a non-cancelable lease and a settlement with a former employee. We expect to pay these obligations in the fourth quarter of fiscal 2009. Activity under these initiatives was minimal in the first nine months of fiscal 2009.
Interest Expense

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
($ in millions)	2009	2008	2009	2008
Interest expense	$0.5	$0.6	$1.4	$1.7
Interest expense represents interest on our convertible senior notes.
Other Income (Expense), Net

	Three months ended		Nine months ended
	July 3,	June 27,	July 3,	June 27,
($ in millions)	2009	2008	2009	2008
Other income (expense), net	$(0.3)	$0.2	$2.9	$0.1
Other income (expense) principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses including gains/losses on debt extinguishments. The $0.3 million in other expense in the third quarter of fiscal 2009 primarily represents net foreign exchange losses. The $0.2 million in other income for the third quarter of fiscal 2008 primarily represents net foreign exchange gains and interest income.
The $2.9 million in other income for the first nine months of fiscal 2009 principally reflects the $2.9 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million. In connection with the extinguishment, $0.3 million in debt discount and debt issuance costs were written off. The net $0.1 million in other income for the first nine months of fiscal 2008 represents net foreign exchange losses offset by interest income.

Provision for Income Taxes
Our provision for income taxes for the first nine months of fiscal 2009 and fiscal 2008 principally consisted of income taxes incurred by our foreign subsidiaries. We expect that our provision for income taxes for fiscal 2009 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Cash used in operating activities was $7.7 million for the first nine months of fiscal 2009 compared to cash provided by operating activities of $11.6 million for the first nine months of fiscal 2008. Operating cash flows for the first nine months of fiscal 2009 reflect our net loss of $21.1 million, offset by non-cash charges (depreciation and amortization, asset impairments, restructuring charges, stock-based compensation expense, inventory provisions, gain on debt extinguishment and other) of $15.0 million, and net working capital increases of approximately $1.6 million.
The net working capital increases for the first nine months of fiscal 2009 consisted principally of a $4.7 million decrease in accounts payable related to both the timing of payments as well as the volume of payments due to decreases in production volumes. In addition, the increase in working capital is due to payments of $2.8 million related to our fiscal 2009 restructuring actions, as well as a $2.6 million decrease in accrued expenses and other current liabilities. These working capital increases were mostly offset by a decrease of $6.3 million in accounts receivable resulting from a decrease in our revenues and a decrease in our average collection period, as well as a decrease of $3.4 million in inventory resulting from our efforts to decrease inventory on hand.
Cash used in investing activities of $5.9 million for the first nine months of fiscal 2009 consisted of payments on capital expenditures. Cash used in investing activities of $7.6 million for the first nine months of fiscal 2008 principally consisted of $6.4 million of capital expenditures and payments associated with our acquisition of certain assets of Ample Communications of $1.2 million.
Cash used in financing activities of $17.6 million for the first nine months of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $0.3 million of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.5% convertible senior notes due in 2013. Cash provided by financing activities of $0.1 million for the first nine months of fiscal 2008 consisted of proceeds from the exercise of stock options.
As of July 3, 2009, we had cash and cash equivalent balances of $11.9 million and working capital of $4.1 million. As of October 3, 2008, our cash and cash equivalent balance was $43.0 million and working capital was $50.2 million. The most significant driver of both the decrease in cash as well as the decrease in working capital was the repurchase of $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009. In addition, the remaining $10.5 million of our 3.75% convertible senior notes currently outstanding has moved from long-term to current liability classification.
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
As of July 3, 2009, the Company was in compliance with all required covenants under our revolving credit facility and had no outstanding borrowings under the revolving credit facility.
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
For financial accounting purposes, our contingent obligation to issue additional shares or make an additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of July 3, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
On July 30, 2008, we entered into separate exchange agreements with certain holders of our existing 3.75% convertible senior notes due 2009, pursuant to which holders of an aggregate of $15.0 million of the existing notes agreed to exchange their notes for $15.0 million in aggregate principal amount of our 6.50% convertible senior notes due in August 2013 (discussed below). The exchanges closed on August 1, 2008. We paid at the closing an aggregate of approximately $0.1 million in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as $0.9 million in transaction fees.

In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling $0.3 million were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. At July 3, 2009, $10.5 million in aggregate principal amount of our 3.75% convertible senior notes were outstanding.
6.50% Convertible Senior Notes due 2013
We issued the convertible senior notes due in August 2013, or new notes, pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.
The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the new notes. At July 3, 2009, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
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
For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of July 3, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
Liquidity
Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our existing unused line of credit with Silicon Valley Bank. As of July 3, 2009, our cash and cash equivalents totaled $11.9 million. Our working capital as of July 3, 2009 was $4.1 million.
In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or maintain increased revenues. During the first nine months of fiscal 2009, we initiated and substantially completed series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to regain and sustain profitability.
We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

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
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities or variable interest rate characteristics of these instruments. As of July 3, 2009, the carrying value of our cash and cash equivalents approximates fair value.
Our debt consists of our long-term revolving credit facility and our short-term and long-term convertible senior notes. Our convertible senior notes bear interest at fixed rates of 3.75% and 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no borrowings on the credit facility as of the end of the third quarter of fiscal 2009, any change in the prime interest rate would not have a material effect on our obligations under the credit facility.
Foreign Exchange Risk
We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At July 3, 2009, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at July 3, 2009, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 3, 2009, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended January 2, 2009 and April 3, 2009. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Report.
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
In the first nine months of fiscal 2009, we used $7.7 million cash in operating activities. Although in fiscal 2008, we generated $26.7 million in cash from operating activities, our operating activities used cash in the first nine months of fiscal 2009 as well as in periods prior to 2008. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property. As of July 3, 2009, our cash and cash equivalents totaled $11.9 million. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property and our existing line of credit with Silicon Valley bank, subject to availability, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months, including the repayment of the remaining $10.5 million in senior convertible debt due in November 2009. However, this may not be the case, and if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
We have incurred operating losses in the past and we may incur losses in future periods.
We incurred a net loss of $21.1 million in the first nine months of fiscal 2009. Although we generated net income of $7.2 million in fiscal 2008, we incurred losses in periods prior to fiscal 2008, we have incurred losses in the first nine months of fiscal 2009, and we may continue to incur losses and negative cash flows in future periods.
In order to regain and sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. In the first nine months of fiscal 2009, we have initiated a series of cost reduction actions designed to improve our operating cost structure. These expense reductions alone may not allow us to return to profitability, or to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to regain profitability or sustain the profitability we achieved in prior periods.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may decline.
We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the current downturn. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.
Additionally, recently general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the current financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, in periods of high volatility, semiconductor companies, being several steps removed from the end consumer in the supply chain, traditionally experience growth patterns different from those experienced by end customers. This can manifest itself in periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility settles down. However, given recent economic conditions, it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide, in the semiconductor industry or in the wired and wireless communications markets. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to restructuring costs and our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.
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
Many of our engineers are foreign nationals working in the U.S. under work visas. The visas permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the U.S. during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 75% of our net revenues for the first nine months of fiscal 2009 and 73% of our net revenues for the first nine months of fiscal 2008. China is a particularly important international market for us, as more than 50% of our third quarter fiscal 2009 revenue came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations;
•	local economic and political conditions;
•	disruptions of capital and trading markets;

•	accounts receivable collection and longer payment cycles;
•	wage inflation;
•	difficulties in staffing and managing foreign operations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);
•	changes in legal or regulatory requirements;
•	difficulty in obtaining distribution and support;
•	the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans and import or export licensing requirements;
•	environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety;
•	tax laws;
•	limitations on our ability under local laws to protect our intellectual property;
•	cultural differences in the conduct of business; and
•	natural disasters, acts of terrorism and war.
Because most of our international sales are currently denominated in U.S. dollars, our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. As we continue to shift a portion of our operations offshore, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Euro, Ukrainian hryvnia and Indian rupee, against the U.S. dollar could increase costs of our offshore operations by increasing labor and other costs that are denominated in local currencies. For example, a decline in the value of the U.S. dollar against most major currencies in the third quarter of fiscal 2009 resulted in a foreign exchange loss of approximately $300,000 during the third quarter of fiscal 2009.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 44% of our revenues for the first nine months of fiscal 2009 and 55% of our revenues for the first nine months of fiscal 2008.
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
Despite the preventive measures and precautions that we take, a third party could copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and the confidential nature of our proprietary information may not be maintained in the course of such future employment. Further, in some countries outside the U.S., patent protection is not available or not reliably enforced. Some countries that do allow registration of patents do not provide meaningful redress for patent violations. As a result, protecting intellectual property in those countries is difficult and competitors may sell products in those countries that have functions and features that infringe on our intellectual property.
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
We may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:
•	issuances of equity securities dilutive to our existing stockholders;
•	substantial cash payments;
•	the incurrence of substantial debt and assumption of unknown liabilities;
•	large one-time write-offs;
•	amortization expenses related to intangible assets;
•	ability to use our net operating loss carryforwards;

•	the diversion of management’s attention from other business concerns; and
•	the potential loss of key employees, customers and suppliers of the acquired business.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of October 3, 2008, we had net operating loss carryforwards of approximately $630.9 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
April 4, 2009 to May 1, 2009	5,662	(a)	$2.12	—	—
May 2, 2009 to May 29, 2009	709	(a)	$1.85	—	—
May 30, 2009 to June 3, 2009	—		$—	—	—

	6,371		$2.09	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy minimum applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

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
* †10.1
Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between Preetinder S. Virk and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009, is incorporated herein by reference.

*10.2
Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2009, is incorporated herein by reference.

*10.3
Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 99(d)(2) to the Registrant’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 10, 2009, is incorporated herein by reference.

*10.4
Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 99(d)(5) to the Registrant’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on April 10, 2009, is incorporated herein by reference.

*10.5	Form of Employment Agreement of the Registrant.
*10.6
Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended October 3, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Certain confidential portions of this exhibit have been omitted pursuant to an order granting confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: August 10, 2009	By:	/s/
Bret W. Johnsen
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

10.5	Form of Employment Agreement of the Registrant.
10.6
Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended October 3, 2008.

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