Form 10-K
period 2009-10-02
MINDSPEED TECHNOLOGIES, INC
filed 2009-11-25
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $36 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the Registrant’s Common Stock as of October 30, 2009 was 28,773,947.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the continued upgrade and expansion of legacy networks, and the build-out of networks in developing countries;

•	our expectation that OEMs will outsource more of their semiconductor component requirements to semiconductor suppliers;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key high-growth markets;

•	our ability to achieve design wins and convert wins into revenue;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;

•	the importance of attracting and retaining highly skilled, dedicated personnel;

•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;

•	our ability to achieve revenue growth and sustain profitability or to sustain positive cash flows from operations;

•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;

•	our anticipation that we will not pay a dividend in the foreseeable future;

•	our expectations regarding the growth in China’s telecommunications industry;

•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

•	our belief that we are benefiting from the increased deployment of internet protocol-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to repay the remaining $10.5 million in senior convertible debt and fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

•	the circumstances under which we may need to seek additional financing, our ability to obtain any such financing and any consideration of acquisition opportunities;

•	our expectation that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments to complete the actions, the source of funds for such payments, the impact on our liquidity and the resulting decreases in our research and development and selling, general and administrative expenses, and the amounts of future charges to complete our restructuring plans;

•	our beliefs regarding the effect of the disposition of pending or asserted legal matters and the possibility of future legal matters;

•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;

•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;

•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;

•	the effects of a downturn in the semiconductor industry and the general economy at large, including the impact of slower economic activity, an increase in bankruptcy filings, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, recent international conflicts and terrorist and military activity and the impact of natural disasters and public health emergencies on our revenue and results of operation;

•	the impact of reductions, delays and cancellation of orders from key customers given our dependence on a relatively small number of end customers and distributors for a significant portion of our revenue and our lack of long term purchase commitments;

•	the impact of volatility in the stock market on the market price of our common stock;

•	the impact on our business if we fail to comply with the minimum listing requirements for continued quotation on the Nasdaq Global Market;

•	the effect of changes in the amount of research coverage of our common stock, changes in earnings estimates or buy/sell recommendations by analysts and changes in investor perception of us and the industry in which we operate;

•	the effect of shifts in our product mix and the effect of maturing products;

•	the continued availability and costs of products from our suppliers;

•	the value of our intellectual property, our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property and our plans to pursue our current intellectual property strategy;

•	our belief that the loss of any single patent, license, trade secret, know-how, trademark or copyright would not materially affect our business or financial condition;

•	market demand for our new and existing products and our ability to increase our revenues;

•	our intentions with respect to inventories that were previously written down and the effects on future demand and market conditions on inventory write-downs;

•	our beliefs regarding the end-markets for sales of products to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region;

•	our intention to continue to expand our international business activities, including possible expansion or establishment of design and operations centers abroad;

•	our expectations regarding fluctuations in our growth patterns;

•	competition and the principal competitive factors for semiconductor suppliers, including time to market, product quality, reliability and performance, customer support, price and total system cost, new product innovation and compliance with industry standards; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	cash requirements and terms and availability of financing;

•	future operating losses;

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in the price of our common stock and our operating results;

•	loss of or diminished demand from one or more key customers or distributors;

•	our ability to attract and retain qualified personnel;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	pricing pressures and other competitive factors;

•	successful development and introduction of new products;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	industry consolidation;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenues from them;

•	lengthy sales cycles;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes today’s separate but interrelated and converging enterprise, broadband access, metropolitan and wide area networks. Our products are classified into three focused product families: multiservice access, high-performance analog and wide area networking communications.

•	Multiservice Access products include low-power multi-core digital signal processor (DSP) system-on-a-chip (SoC) products for carrier-class triple-play edge gateways, metro trunking gateways and other Voice-over-IP (VoIP) and multi-play service platforms in the carrier infrastructure. Our products are also used in broadband customer-premises equipment (CPE) gateways and other equipment that carriers are deploying in order to deliver voice, data and video services to residential subscribers.

•	High-Performance Analog products include high-density crosspoint switches, optical drivers and other devices, plus timing, equalization and signal-conditioning solutions for next-generation fiber access networks including ethernet passive optical networking (EPON) equipment. Our high-performance analog technology also helps address switching, timing and signal-conditioning challenges in enterprise storage equipment, and is being used in the broadcast-video network transition to 3G high-definition (HD) transmission.

•	Wide Area Networking (WAN) Communications products include a broad portfolio for legacy requirements in the existing circuit-switched network, as well as emerging 3G wireless backhaul applications.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges (PBXs), optical modules, broadcast video systems and wireless base station equipment. Service providers use this equipment for:

•	packet processing in high-speed multi-service access applications including advanced VoIP and triple-play (voice, data and video) service delivery;

•	high-speed analog transmission and switching for next-generation optical networking, enterprise storage and broadcast video transmission applications with difficult switching, timing and synchronization requirements; and

•	WAN communications over the public switched telephone network (PSTN), which furnishes much of the Internet’s underlying long-distance infrastructure.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp. (ZTE).

We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provide us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. We have cultivated and continue to initiate and foster close relationships with leading network infrastructure OEMs to understand emerging markets, technologies and standards. We focus our research and development (R&D) efforts on applications in the segments of the telecommunications network which we believe offer the most attractive growth prospects. Our business is fabless, which means we outsource all of our manufacturing needs, and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products — the highest value-creation elements of our business model.

Spin-off from Conexant Systems, Inc.

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed. Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to us under the distribution agreement entered into between us and Conexant. Also prior to the distribution, Conexant contributed to us cash in an amount such that at the time of the distribution our cash balance was $100.0 million. We issued to Conexant a warrant to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from the offering of common stock that we completed in the fourth quarter of fiscal 2009), exercisable for a period of ten years after the distribution. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

Industry Overview

Communications semiconductor products are a critical part of network infrastructure equipment. Network infrastructure OEMs require advanced communications semiconductor products — such as digital signal processors, transceivers, framers, packet and cell processors, plus switching and signal timing and conditioning solutions — that are highly optimized for the equipment employed by their customers. We seek to provide semiconductor products that enable network infrastructure OEMs to meet the needs of their service provider and enterprise customers in terms of system performance, functionality and time-to-market.

Addressed Markets

Our semiconductor products are primarily focused on network infrastructure equipment applications in three areas of the broadly defined communications network: enterprise networks, broadband access service areas including wireless and wireline infrastructure networks and metropolitan and wide area networks. The type and complexity of network infrastructure equipment used in these network segments continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols.

Enterprise networks include equipment that enables voice and data communications and access to outside networks, and is deployed primarily in the offices of commercial enterprises, including specialized commercial segments, such as broadcast video production, which have demanding network requirements. An enterprise network may be comprised of many local area networks, as well as client workstations, centralized database management systems, storage area networks (SANs) and other components. In enterprise networks, communications semiconductors facilitate the processing and transmission of voice, data and video traffic in converged IP (internet protocol) networks that are replacing the traditional separate telephone, data and video conferencing networks. Typical network infrastructure equipment found in enterprise networks that use our products include voice gateways, IP private branch exchanges (PBXs), SAN routers, director class switches and emerging wireless base station systems for enhanced mobile enterprise service delivery. In addition, a major trend in the broadcast video segment of the enterprise networking market is the switch from analog to digital television transmission and the conversion from standard-definition television services to high-definition television (HDTV) services featuring more detailed images and digital surround sound. We offer a family of broadcast-video products optimized for high-speed HDTV routing and production switcher applications.

Broadband Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network (including copper, fiber optic or wireless transmission) and the network infrastructure equipment that connects end-users, typically located at a business or residence, with metropolitan and wide area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks; for example, connecting wireless base station equipment to a wireline network, and enabling the computationally complex processing that is required in order for carriers to meet cellular data service demands with limited available spectrum. Typical network infrastructure equipment found at the edge of the broadband access service area that use our products include optical node units, optical line terminals, remote access concentrators, digital subscriber line (DSL) access multiplexers, mixed-media gateways, wireless base stations, digital loop carrier equipment and media converters.

Metropolitan and Wide Area Networks, or metro and WAN, service areas of the telecommunications network refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area, including inexpensive mobile backhaul services for wireless communications carriers. In addition, it provides the communications link between broadband access service areas and the fiber optic-based, wide-area network. For metro equipment applications, communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products include add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms.

The telecommunications network, including the Internet, has evolved into a complex, hybrid series of converging digital and optical networks that connect individuals and businesses globally. These new higher-bandwidth, data-centric networks integrate voice, data and video traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, broadband access, metro and long haul service area boundaries. Network infrastructure OEMs are designing faster, more intelligent and more complex equipment to satisfy the needs of the service providers as they continue to expand their network coverage and service offerings while upgrading and connecting or integrating existing networks of disparate types. In this demanding environment, we believe network infrastructure OEMs select as their strategic partners communications semiconductor suppliers who can deliver advanced products that provide increased functionality, lower total system cost and support for a variety of communications media, operating speeds and protocols.

The Mindspeed Approach

We believe the breadth of our product portfolio, combined with our expertise in low-power semiconductor hardware and software and communications systems engineering, provide us with a competitive advantage in designing and selling our products to leading network infrastructure OEMs.

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

These core technology competencies are critical for developing semiconductor networking solutions that enable the processing, transmission and switching of high-speed voice, data and video traffic, employing multiple communications protocols, across disparate communications networks. Our core technology competencies are the foundation for developing our:

•	low-power semiconductor device architectures, including mixed-signal devices and application-specific multi-core SoC solutions that combine core central processing units, digital signal processors and programmable hardware-accelerated protocol engines plus analog signal processing capabilities;

•	highly optimized signal processing algorithms and communications protocols, which we implement in semiconductor devices, including echo-cancellation, wideband voice and advanced video technologies;

•	critical software drivers and application software to perform signal, packet and transmission processing tasks, plus programming tools, which customers can use to add their own proprietary value to designs based on our SoCs;

•	specialized analog semiconductor products, which solve difficult system challenges in synchronous optical network (SONET) and dense wavelength division multiplexing (DWDM) telecommunications equipment, broadcast video systems, and enterprise applications including PCI Express, Serial-Attached SCSI (SAS)/Serial ATA (SATA) and Ethernet blade servers plus 10G Ethernet local area network switching;

•	traditional transmission components for the PSTN which continues to provide the underlying long-distance backbone for today’s Internet infrastructure.

Increasing Demand for Communications Semiconductors

We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects for several reasons:

•	We anticipate that demand for network capacity will continue to increase, driven by:

•	Internet user growth;

•	higher network utilization rates as carriers seek to maximize the return on the capital and operational investments in their network infrastructure; and

•	growing consumer and business demand for VoIP and other bandwidth-intensive services and applications, such as wireless data transfer and video/multimedia content delivery.

•	We believe that incumbent telecommunications carriers, integrated communication service providers and cable multiple service operators worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce operating costs. This upgrade and expansion cycle, along with the development of new, next-generation networks, requires the development of a variety of new equipment created from advanced semiconductor solutions.

•	In certain countries, we expect that service providers will continue the build-out of telecommunication networks, many of which were previously government owned and are now often taking the lead on new technology deployment, ahead of more established regions in terms of creating high-growth market opportunities for the latest advances.

•	We also believe that many technologies developed to solve high-speed optical networking challenges also apply to challenges in other portions of the network infrastructure. For instance, high-speed backplanes for DWDM equipment have sophisticated timing and signal-conditioning requirements that are similar to those required in enterprise storage and broadcast video transmission applications. In both cases, advanced silicon is a critical enabler for system designs.

Moreover, we expect that network infrastructure OEMs will outsource more of their semiconductor component requirements to semiconductor suppliers, allowing the OEMs to reduce their operating cost structure by shifting their focus and investment from internal application specific integrated circuit semiconductor design and development to more strategic systems development.

Strategy

Our objective is to grow our business and to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key enterprise, broadband access and metro service area market segments. To achieve this objective, we are pursuing the following strategies:

Focus on Increasing Share in Growth Applications

We have established strong market positions for our products in the enterprise, broadband access and metro service areas of the telecommunications network. We believe the markets for semiconductor products that address these applications will grow at faster rates than the markets for network infrastructure equipment, in general. This key attribute is expected to make the enterprise, broadband access and metro service areas the most attractive markets for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

Expand Strategic Relationships with Industry-Leading Global Network Infrastructure OEMs and Maximize Design Win Share

We identify and selectively establish strategic relationships with market leaders in the network infrastructure equipment industry to develop next-generation products and, in some cases, customized solutions for their specific needs. We have an extensive history of working closely with our customers’ research and development groups and marketing teams to understand emerging markets, technologies and standards, and we invest our product development resources in those areas. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our semiconductor products during development of their system-level products, enhance our ability to obtain design wins from those customers and encourage adoption of our technology throughout the industry.

In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc. and Nortel Networks, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., and Zhongxing Telecom Equipment Corp in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks and LM Ericsson Telephone Company in Europe.

Capitalize on the Breadth of Our Product and Intellectual Property Portfolio

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

In addition, we offer highly integrated products such as our family of Comcerto packet processors that provide our customers with a complete hardware and software solution in a single device. These integrated products perform functions typically requiring multiple discrete components and software, and combine the programmability of alternative general-purpose DSP solutions with the superior performance and power efficiency of a multi-processor solution with selected application-specific fixed-function acceleration. Our multi-core SoC expertise is also becoming increasingly important as network infrastructure equipment requires more and more computational complexity to solve difficult multi-layered signal processing challenges. To enable the integration of more and more processing cores into SoC devices, we have developed proprietary intellectual property for managing large arrays of DSPs, including task-scheduling technology that has been field-proven and steadily enhanced through several generations of triple-play edge gateways used for complex packet-processing applications.

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

Through our efforts in building a large product portfolio, we have developed and we maintain a broad intellectual property portfolio consisting of sophisticated algorithms and other specialized technology, such as the advanced echo-cancellation techniques that have been used in voice ports of carrier telecommunications equipment that our products have enabled. We periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

Additionally, we have aligned with key strategic partners to collaborate on advanced multi-core SoC architectures that we believe are critical for next-generation, ultra-low-power communications processing solutions. For instance, our work with ARM Holdings plc has resulted in 12 generations of power-efficiency advances, initially for carrier-class convergence processors and more recently for triple-play home-gateway platforms. Power efficiency is becoming increasingly important as our customers adopt a variety of energy-efficiency initiatives, including the European Union energy-consumption guidelines for broadband equipment.

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

Products

We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions, ranging from physical-layer transceivers and framers to higher-layer network processors. Our products can be classified into three focused product families: multiservice access DSP products, high-performance analog products and WAN communications products. These three product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

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

Our Comcerto family of packet processors includes a full range of software-compatible solutions that enable OEMs to provide scalable systems with customized features for carrier, enterprise and customer premise applications. The high-density members of this family, the Comcerto 600, Comcerto 700 and Comcerto 900 series processors and related software, provide a complete system-on-a-chip solution for carrier-class VoIP and VoATM applications. The Comcerto 600 is capable of handling more than 256 channels of both VoIP and VoATM traffic, while the Comcerto 700 supports more than 400 channels, and the Comcerto 900 supports more than 600 channels. All are targeted for use in media gateways designed to bridge wireless, wireline and enterprise networks.

The Comcerto 500 and 800 series solutions are designed for enterprise voice and data processing applications. The Comcerto 500 series is a silicon “PBX-on-a-chip” which supports all required voice processing functionality for up to 64 channels, including encryption and is also used in access gateway applications. The Comcerto 800 series enables a new class of “office-in-a-box” systems by combining a high-quality Voice-over-packet (VoP) subsystem with a high-performance routing and virtual private network (VPN) engine. The Comcerto 800 series integrates voice processing, packet processing and encryption functionality into a single device for the rapidly growing market for VoP enterprise networks. This product is targeted for use in enterprise voice gateways, PBXs and integrated access devices.

The Comcerto 100 series broadband services processor, is designed to support secure triple-play (voice, video and data) networks for residential and small office/home office markets. The Comcerto 100 series processor integrates high-performance security processing, packet processing and quality of service (QoS) capabilities for next-generation broadband customer-premises equipment enabling service providers to deliver sophisticated multimedia content to their subscribers.

The Comcerto 1000 series of low-power embedded packet processers address a wide variety of applications ranging from high-end VoIP enabled home gateways, small-to-midsized business high performance security appliances to Ethernet powered 802.11n enterprise access points. The Comcerto 1000 series of processors delivers scalability, high-performance packet handling capabilities, increased VPN and SSL throughput and industry leading quality of service hardware features.

High-Performance Analog Products

Our high-performance analog transmission devices and switching products support storage area network, fiber-to-the-premise and broadcast video, as well as mainstream synchronous optical network (SONET)/synchronous digital hierarchy and packet-over-SONET applications, typically operating at data transmission rates between 155 megabits per second (Mbps) and 10 gigabits per second (Gbps). Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, serializers/deserializers, video reclockers, cable drivers and line equalizers. These products serve as the connection between a fiber optic or coaxial cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions, including:

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

Our T1/E1, T3/E3 and SONET carrier devices incorporate high-speed analog, digital and mixed-signal circuit technologies and include multi-port framers and line interface units (LIUs) or transceivers for 1.5 Mbps to 155 Mbps data transmission. Framers format data for transmission and extract data at reception, while LIUs condition signals for transmission and reception over multiple media. Our link-layer products include multi-channel, high-level data link channel (HDLC) communications controllers and multi-channel, inverse multiplexing over ATM (IMA) traffic controllers. The IMA protocol enables the aggregation of multiple T1 or DSL lines to deliver higher data rates using existing ATM infrastructure while the HDLC protocol is used for the packetization of data and the transfer of messaging and signaling information across the network. We also offer a family of symmetric DSL transceivers which enable service providers to deliver Internet access at data transmission rates of

1.5 Mbps to 5.7 Mbps in both directions over copper wire, supporting telecommuting and branch office functions worldwide.

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

Our wide-area networking communications products are designed for use in a variety of equipment including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways, wireless backhaul and wireless base station controllers.

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 46% of our revenues for fiscal 2009. For fiscal 2009, distributors Avnet, Inc. and Alltek Technology Corporation accounted for 16% and 14%, respectively, of our net revenues.

Our top five direct OEM customers for fiscal year 2009 were Alcatel-Lucent, Cisco Systems Inc., Huawei Technologies Co. Ltd., Samsung Electronics Co. and Zhongxing Telecom Equipment Corp. Huawei Technologies Co. Ltd. and Zhongxing Telecom Equipment Corp. accounted for 13% and 12%, respectively, of our net revenues. While our direct sales to the remaining top five direct OEM customers accounted for a total of approximately 4% of our fiscal 2009 net revenues, we believe indirect sales to these same customers represent a significant additional portion of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2009 also included Nortel Networks, Inc. and Nokia Siemens Networks.

Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas, Europe and the Asia-Pacific region were 29%, 10% and 61%, respectively, of our total revenues for fiscal 2009. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 2 and Note 17 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization comprised of 98 employees as of October 31, 2009, located in three domestic and seven international sales locations. Our marketing, sales and field applications engineering teams, augmented by 13 electronic component distributors and four sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Operations and Manufacturing

We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal-oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of our products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die. We have recently begun using TSMC for many of our specialty process products. We use several other suppliers for wafers used in older products. We believe that the raw materials, parts and supplies required by our foundry suppliers are generally available at present and will be available in the foreseeable future.

Semiconductor wafers are usually shipped to third-party contractors for device assembly and packaging where the wafers are cut into individual die, packaged and tested before final shipment to customers. We use Amkor Technology, Inc., Advanced Semiconductor Engineering, Inc. (ASE) and other third-party contractors, located in the Asia-Pacific region, Europe and California, to satisfy a variety of assembly and packaging technology and product testing requirements associated with the back-end portion of the manufacturing process.

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

Competition

The communications semiconductor industry in general, and the markets in which we compete in particular, are intensely competitive. We compete worldwide with a number of United States (U.S.) and international suppliers that are both larger and smaller than us in terms of resources and market share. We expect intense competition to continue.

Our principal competitors are Applied Micro Circuits Corporation, Cavium Networks Inc., Exar Corporation, Freescale Semiconductor, Inc., Gennum Corporation, Infineon Technologies A.G., Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Inc., Transwitch Corporation and Vitesse Semiconductor Corporation.

We believe that the principal competitive factors for semiconductor suppliers in each of our served markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	customer support;

•	price and total system cost;

•	new product innovation;

•	compliance with industry standards;

•	design wins;

•	market acceptance of our, or our competitors’ products;

•	production efficiencies; and

•	general economic conditions.

While we believe that we compete favorably with respect to each of these factors, many of our current and potential competitors have certain advantages over us, including:

•	stronger financial position and liquidity;

•	longer, or stronger, presence in key markets;

•	greater name recognition;

•	more secure supply chain;

•	lower cost alternatives to our products;

•	access to larger customer bases; and

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be more able to respond to the cyclical fluctuations or downturns that affect the semiconductor industry from time to time. Moreover, we have incurred substantial operating losses and we may incur future losses. If we are not successful in assuring our customers of our financial stability, our OEM customers may choose semiconductor suppliers whom they believe have a stronger financial position or liquidity, which may materially adversely affect our business.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

Research and Development

We have significant research, development, engineering and product design capabilities. As of October 31, 2009, we had 303 employees engaged in research and development activities. We perform research and product development activities at our headquarters in Newport Beach, California and at 10 design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to jurisdictions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

We spent approximately $50.7 million, $56.2 million and $57.4 million on research and development activities in fiscal years 2009, 2008 and 2007, respectively. The decreases in our research and development expenses reflect the workforce reductions and other cost reduction actions have implemented.

Intellectual Property

Our success and future revenue growth depend, in part, on the intellectual property that we own and develop, including patents, licenses, trade secrets, know-how, trademarks and copyrights, and on our ability to protect our intellectual property. We continuously review our patent portfolio to maximize its value to us, abandoning or selling inapplicable or less useful patents and filing new patents important to our product roadmap. Our patent portfolio may be used to avoid, defend or settle any potential litigation with respect to various technologies contained in our products. The portfolio may also provide negotiating leverage in attempts to cross-license patents or technologies with third parties. We may also seek to leverage our patent portfolio by licensing or selling our patents or other intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In connection with our participation in the development of various industry standards, we may be required to reasonably license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event that we file for bankruptcy protection or take other equivalent actions. While in the aggregate our intellectual property is considered important to our operations, we do not believe that any single patent, license, trade secret, know-how, trademark or copyright is considered of such importance that its loss or termination would materially affect our business or financial condition.

Employees

As of October 31, 2009, we had 486 full-time employees, approximately 331 of whom were engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past six years. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

In fiscal 2009, we used $5.4 million cash in operating activities. Although in fiscal 2008 we generated $26.7 million in cash from operating activities, our operating activities used cash in fiscal 2009, as well as in periods prior to 2008. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property. As of October 2, 2009, our cash and cash equivalents totaled $20.9 million. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% convertible senior notes, and have no other principal payments on debt due in the next 12 months. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property and our existing line of credit with Silicon Valley Bank, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. However, this may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

We have incurred operating losses in the past and we may incur losses in future periods.

We incurred a net loss of $22.0 million in fiscal 2009. Although we generated net income of $7.2 million in fiscal 2008, we incurred losses in periods prior to fiscal 2008, we have incurred losses in fiscal 2009, and we may continue to incur losses and negative cash flows in future periods.

In order to regain and sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions which have improved our operating cost structure, and we will continue to perform additional actions, when necessary. In the first quarter of fiscal 2010, we announced a restructuring plan. These expense reductions alone may not allow us to return to profitability, or to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to regain profitability or sustain the profitability we achieved in prior periods.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to regain and sustain the profitability we achieved in the fourth quarter of fiscal 2008;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

A relatively small number of end customers and distributors have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from our key customers. One or more of our key customers or distributors may discontinue operations as a result of consolidation, financial instability, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Our principal suppliers of wafer fabrication services are TSMC and Jazz. We are also dependent upon third parties, including Amkor and ASE, for the assembly and testing of all of our products. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services.

The risks associated with our reliance on third parties for manufacturing services include:

•	the lack of assured supply, potential shortages and higher prices;

•	the effects of disputes or litigation involving our third-party foundries;

•	increased lead times;

•	limited control over delivery schedules, manufacturing yields, production costs and product quality; and

•	the unavailability of, or delays in obtaining, products or access to key process technologies.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 76% of our net revenues for fiscal 2009 and 68% of our net revenues for fiscal 2008. China is a particularly important international market for us, as more than 41% of our fiscal 2009 revenue came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	accounts receivable collection and longer payment cycles;

•	wage inflation;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans and import or export licensing requirements;

•	environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the contents of our products, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety;

•	tax laws;

•	limitations on our ability under local laws to protect our intellectual property;

•	cultural differences in the conduct of business; and

•	natural disasters, acts of terrorism and war.

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

Many of our current and potential competitors have certain advantages over us, including:

•	stronger financial position and liquidity;

•	longer, or stronger, presence in key markets;

•	greater name recognition;

•	more secure supply chain;

•	lower cost alternatives to our products;

•	access to larger customer bases; and

•	significantly greater sales and marketing, manufacturing, distribution, technical and other resources.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 46% of our revenues for fiscal 2009 and 52% of our revenues for fiscal 2008.

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

Our customers generally need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative (SG&A) expenses before we generate any revenues from new products. We may never generate the anticipated revenues if our customers cancel or change their product plans as customers may increasingly do if economic conditions continue to deteriorate.

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

In connection with the distribution from Conexant, we generally assumed responsibility for all contingent liabilities and litigation against Conexant or its subsidiaries related to our business.

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

As of October 2, 2009, we had net operating loss carryforwards of approximately $651.2 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a shareholder rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 7 of this Annual Report on Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and changes in rule making by various regulatory bodies. Factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of the warrant issued to Conexant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from our common stock offering completed in the fourth quarter of fiscal 2009), exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. After repayment of the remaining $10.5 million of 3.75% convertible senior notes due in November 2009, we have $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Provisions in our organizational documents and stockholders rights agreements and Delaware law will make it more difficult for someone to acquire control of us.

Our restated certificate of incorporation, our amended and restated bylaws, our stockholders rights agreements and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our restated certificate of incorporation and amended and restated bylaws include provisions such as:

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

Our stockholders rights agreements give our stockholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

In addition to the stockholders rights agreements and the provisions in our restated certificate of incorporation and amended and restated bylaws, Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At October 31, 2009, we occupied our headquarters located in Newport Beach, California (which includes design and sales offices), 10 design centers and nine sales locations. These facilities had an aggregate floor space of approximately 186,000 square feet, all of which is leased, consisting of approximately 107,000 square feet at our headquarters, 57,000 square feet at our design centers and 22,000 square feet at our sales locations. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

No matters were submitted to a vote of our stockholders during the quarter ended October 2, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “MSPD.” The following table lists the high and low closing sales price of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low

Fiscal 2008
Quarter ended December 28, 2007	$9.20	$5.65
Quarter ended March 28, 2008	$6.10	$2.40
Quarter ended June 27, 2008	$4.75	$2.35
Quarter ended October 3, 2008	$4.40	$2.08
Fiscal 2009
Quarter ended January 2, 2009	$1.95	$0.56
Quarter ended April 3, 2009	$1.63	$0.71
Quarter ended July 3, 2009	$2.39	$1.61
Quarter ended October 2, 2009	$3.06	$1.96

Recent Share Prices and Holders

The last reported sale price of our common stock on November 23, 2009 was $4.56 and there were approximately 29,541 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

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

Use of Proceeds from Sale of Registered Securities

In August 2009, we issued and sold 4,750,000 shares of our common stock at a public offering price of $2.05 per share. We received approximately $8.9 million in net proceeds from this offering. On November 17, 2009, the full amount of the net proceeds was applied to the repayment of the remaining $10.5 million outstanding under our 3.75% convertible senior notes.

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

	Oct. 2,	Oct. 3,	Sept. 28,	Sept. 29,	Sept. 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues:
Products	$121,552	$144,349	$125,805	$135,919	$111,777
Intellectual Property	5,000	16,350	2,000	—	—

Total net revenues	126,552	160,699	127,805	135,919	111,777
Cost of goods sold (including impairments and other charges of $3,667 in fiscal 2009)	49,981	47,625	42,334	43,592	33,704

Gross margin	76,571	113,074	85,471	92,327	78,073
Operating expenses:
Research and development	50,650	56,217	57,447	64,104	71,355
Selling, general and administrative	41,582	46,984	43,385	46,970	41,871
Amortization of intangible assets	—	—	—	—	20,481
Special charges(1)	6,896	211	4,724	2,550	5,999

Total operating expenses	99,128	103,412	105,556	113,624	139,706

Operating (loss)/income	(22,557)	9,662	(20,085)	(21,297)	(61,633)
Interest expense	(1,803)	(2,360)	(2,240)	(2,231)	(1,788)
Other income, net	2,811	544	522	863	1,162

(Loss)/income before income taxes	(21,549)	7,846	(21,803)	(22,665)	(62,259)
Provision for income taxes	482	611	111	1,849	370

Net (loss)/income	$(22,031)	$7,235	$(21,914)	$(24,514)	$(62,629)

(Loss)/income per share:
(Loss)/income per share, basic	$(0.91)	$0.31	$(0.99)	$(1.16)	$(3.06)
(Loss)/income per share, diluted	$(0.91)	$0.31	$(0.99)	$(1.16)	$(3.06)
Shares used in computation of net (loss)/ income per share, in thousands:
Basic	24,156	23,046	22,156	21,107	20,438
Diluted	24,156	23,202	22,156	21,107	20,438

	Oct. 2,	Oct. 3,	Sept. 28,	Sept. 29,	Sept. 30,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$20,891	$43,033	$25,796	$29,976	$15,335
Marketable securities	—	—	—	11,260	40,094
Working capital	14,086	50,277	35,814	50,880	59,332
Total assets	62,560	100,604	82,079	96,542	105,504
Long-term debt	15,000	45,648	45,037	44,618	44,219
Stockholders’ equity	17,265	27,958	14,246	23,476	33,826

(1)	Special charges consist of asset impairments and restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop and sell semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes today’s separate but interrelated and converging enterprise, broadband access, metropolitan and wide area networks. Our products are classified into three focused product families. Our multiservice access DSP products include ultra-low-power multi-core DSP system-on-a-chip products for carrier-class triple-play edge gateways, metro trunking gateways and Voice-over-IP (VoIP) and multi-play service platforms in the carrier infrastructure. Our products are also used in broadband customer-premises equipment gateways and other equipment that carriers are deploying in order to deliver voice, data and video services to residential subscribers. Our high-performance analog (HPA) products, including high-density crosspoint switches, optical drivers and other devices, plus timing, equalization and signal-conditioning solutions for next-generation fiber access networks including ethernet passive optical networking equipment. Our HPA technology also helps address switching, timing and signal-conditioning challenges being used in enterprise storage equipment, and is helping to drive the broadcast-video network transition to 3G high-definition transmission. Our wide area networks (WAN) communications products, which include a broad portfolio for legacy requirements in the existing circuit-switched network, as well as emerging 3G wireless backhaul applications.

Our products are sold to OEMs for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges, optical modules, broadcast video systems and wireless base station equipment. Service providers use this equipment for:

•	packet processing in high-speed multi-service access applications including advanced VoIP and triple-play (voice, data and video) service delivery;

•	high-speed analog transmission and switching for next-generation optical networking, enterprise storage and broadcast video transmission applications with difficult switching, timing and synchronization requirements; and

•	WAN communications over the public switched telephone network, which furnishes much of the Internet’s underlying long-distance infrastructure.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks, Nortel Networks, Inc. and Zhongxing Telecom Equipment Corp..

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G wireless infrastructure build-out; and the migration of broadcast video to high definition.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 46% of our revenues for fiscal 2009. Our revenue is well diversified globally, with 71% of fiscal 2009 revenue coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We are particularly leveraged in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we have started shipping into the fiber-to-the-building (FTTB) deployments of China Telecom and China Unicom. In the fourth quarter of fiscal 2009, 39% of our revenue was derived from China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $50.7 million on research and development in fiscal 2009. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multi-service access applications, plus high-performance analog applications, such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing and backhaul applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007 and continued to recognize patent-related revenues in fiscal 2009. We anticipate continuing this intellectual property strategy in future periods.

We are dependent upon third parties for the development, manufacturing, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions which have improved our operating cost structure, and we will continue to perform additional actions, when necessary. In the first quarter of fiscal 2010, we announced a new restructuring plan. We anticipate incurring special charges of between approximately $900,000 and $1.0 million dollars during the first quarter of fiscal 2010, associated with a facilities consolidation as well as severance costs for affected employees. We expect to realize the full benefit of these reductions beginning in the fiscal 2010 second quarter. However, we intend to reinvest substantially all of such cost savings back into our research and development programs. Consequently, we do not expect that the 2010 restructuring plan will result in a long-term reduction in our operating expenses.

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers the level of which may decrease due to general economic conditions and uncertainty, over which we have no control. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry may lead to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

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

Inventories — We assess the recoverability of our inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

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

Stock-Based Compensation — We account for stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. We classify compensation expense related to these awards in our consolidated statement of operations based on the department to which the recipient reports.

Revenue Recognition — Our products are often integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements through our maintenance contracts for many of our products. Accordingly, we account for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 985-605, Software Revenue Recognition, or ASC 985-605, and all related interpretations. For sales of products where software not included or is incidental to the equipment, we apply the provisions of Accounting Standards Codification 605, Revenue Recognition, or ASC 605, and all related interpretations.

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

We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor, and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 3 to our consolidated financial statements.

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

Deferred Income Taxes and Uncertain Tax Positions — We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. In July 2006, the FASB issued interpretations that clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Accounting Standards Codification 740, Income Taxes, or ASC 740 and prescribe a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the new interpretations, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We recorded asset impairment charges on certain long-lived assets totaling $5.5 million in the second quarter of fiscal 2009. For further information on these asset impairments see Notes 13 and 14 to our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our consolidated financial statements.

In September 2006, the FASB issued provisions under Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, in order to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. The new provisions emphasize that fair value is market-based measurement, not an entity-specific measurement. They also clarify the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. The provisions issued in September 2006 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are applied on a prospective basis. In February 2008, the FASB released additional provisions under ASC 820-10 which delayed the effective date of the September 2006 provisions for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued more provisions under ASC 820-10, which clarify the application of the September 2006 provisions in a market that is not active. On October 4, 2008, we adopted the September 2006 provisions for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis and the October 2008 provisions. Consistent with the February 2008 updates, we elected to defer the adoption of the September 2006 provisions for non-financial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. The adoption of ASC 820-10 for non-financial assets and liabilities is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued provisions under Accounting Standard Codification 825, Financial Instruments, that provide companies with an option to report selected financial assets and liabilities at fair value.

The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards. On October 4, 2008, we adopted this new standard but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.

In June 2007, the FASB issued provisions under Accounting Standards Codification 730, Research & Development, relating to the accounting for non-refundable advanced payments for goods or services to be used in future research and development activities. The new provisions require that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2008, we adopted these provisions. The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three related accounting provisions: (i) Accounting Standards Codification 820-10-65, Fair Value Measurements and Disclosures — Transition and Open Effective Date Information, or ASC 820-10-65, (ii) Accounting Standards Codification 320-10-65, Investments — Debt and Equity Securities — Transition and Open Effective Date Information, or ASC 320-10-65, and (iii) Accounting Standards Codification 825-10-65, Financial Instruments — Transition and Open Effective Date Information, or ASC 825-10-65, which will be effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825-10-65 enhances the disclosure of relevant instruments for both interim and annual periods. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Accounting Standards Codification 855-10, Subsequent Events, which defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We reflected the recognition and disclosure requirements of this standard in this Annual Report on Form 10-K.

In December 2007, the FASB issued provisions under Accounting Standards Codification 805, Business Combinations, or ASC 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805, all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will be required to adopt ASC 805 in the first quarter of fiscal 2010. We expect ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE) of fair value or ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

Results of Operations

Net Revenues

Fiscal 2009 Compared to Fiscal 2008; Fiscal 2008 Compared to Fiscal 2007

The following table summarizes our net revenues:

	2009	Change	2008	Change	2007
	(Dollars in millions)

Multiservice access DSP products	$49.5	2%	$48.4	41%	$34.3
High-performance analog products	39.1	(7)%	41.9	12%	37.5
WAN communications products	33.0	(39)%	54.0	0%	54.0
Intellectual property	5.0	(70)%	16.4	720%	2.0

Net revenues	$126.6	(21)%	$160.7	26%	$127.8

The 21% decrease in our net revenues for fiscal 2009 compared to fiscal 2008 reflects declines in two of our product families, with the largest decrease in demand occurring in our WAN communications products, as well as a decrease in revenues from the sale and licensing of intellectual property. These declines were partially offset by an increase in revenues in our multiservice access DSP products. Net revenues from our multiservice access DSP products increased $1.1 million, or 2%, mainly reflecting an increase in shipments for fiber-to-the-building (FTTB) deployments, particularly in Asia, partially offset by decreased demand at one of our large strategic North American customers. We are experiencing increased sales volumes of our VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we are benefiting from the deployment of IP-based networks both in new network buildouts and the replacement of circuit-switched networks. Net revenues from our high-performance analog products decreased $2.8 million, or 7%, when comparing fiscal 2009 to fiscal 2008. Within high-performance analog, we are experiencing a benefit from increased demand for our crosspoint switches, which are used in telecommunications applications. This benefit was offset by weak economic conditions affecting our physical media devices, which are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $21.0 million, or 39%, mainly reflecting a dramatic decrease in demand due to weak economic conditions, particularly in North America and Europe. This decrease in demand was primarily in our ATM/MPLS network processor products, our T/E carrier transmission products and our Carrier Ethernet products.

The 26% increase in our net revenues for fiscal 2008 compared to fiscal 2007 was driven by an increase in revenues from the sale and licensing of intellectual property, as well as an increase in product sales. During fiscal 2008, we recognized $16.4 million from the sale and licensing of patents compared to $2.0 million in fiscal 2007. The remaining $18.5 million of the increase in revenues represents higher product shipments in our multiservice access DSP and high-performance analog product families. Net revenues from our multiservice access DSP products increased $14.1 million, or 41%, reflecting a combination of increased sales volumes across our newer VoIP product families, including our multiservice access carrier products for FTTB deployments, particularly in Asia. We believe we benefitted from the increasing deployment of IP-based networks both in new network buildouts worldwide and the replacement of circuit-switched networks. Net revenues from our high-performance analog products increased $4.4 million, or 12%, reflecting a benefit from increased demand for our switching and signal conditioning products. Net revenues from our WAN communications products did not change in fiscal 2008 when compared to fiscal 2007.

Gross Margin

	2009	Change	2008	Change	2007
	(Dollars in millions)

Gross margin	$76.6	(32)%	$113.1	32%	$85.5
Percent of net revenues	61%		70%		67%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including TSMC, Amkor and ASE) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with supply chain management; engineering expenses pertaining to products sold; and any applicable asset impairment charges.

Our gross margin for fiscal 2009 decreased $36.5 million from fiscal 2008, principally reflecting a decrease in revenues, as well as asset impairment charges recorded in the second quarter of 2009. Our 2009 product sales decreased $22.8 million, or 16%, compared to 2008 and our sale or licensing of intellectual property decreased $11.4 million, or 70%. The decrease in our gross margin as a percent of net revenues for fiscal 2009 compared to fiscal 2008 is primarily due to the drop in revenues from the sale or licensing of intellectual property, which have little associated cost, as well as product mix changes and reduced levels of overhead absorption caused by a lower level of product sales in 2009. The decrease in gross margin in fiscal 2009 was also impacted by asset impairment charges of $3.7 million recorded in fiscal 2009. Asset impairments consisted of $2.4 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications related inventory, and an approximate $300,000 write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for fiscal 2009 includes an approximate 3% effect from these asset impairments.

Our gross margin for fiscal 2008 increased $27.6 million from fiscal 2007. $14.3 million of this increase in gross margin was due to an increase in intellectual property sales with associated revenues growing from $2.0 million in fiscal 2007 to $16.4 million in fiscal 2008. Additionally, our gross margin for fiscal 2008 increased as a result of increased product sales. Our gross margin as a percent of net revenues for fiscal 2008 increased 3% from fiscal 2007 primarily as a result of this increase in intellectual property revenues, which have little associated cost.

Our gross margin benefited from the sale of inventories with an original cost of $1.5 million (fiscal 2009), $1.6 million (fiscal 2008), and $4.0 million (fiscal 2007) that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. As of October 2, 2009, we continued to hold inventories with an original cost of $3.8 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience a renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margin will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

Research and Development

	2009	Change	2008	Change	2007
	(Dollars in millions)

Research and development expenses	$50.7	(10)%	$56.2	(2)%	$57.4
Percent of net revenues	40%		35%		45%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $5.5 million decrease in R&D expenses for fiscal 2009 compared to fiscal 2008 is primarily driven by a $4.5 million decrease in compensation and personnel-related costs mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our restructuring activities. In addition, R&D expense in fiscal 2008 included $817,000 related to severance benefits payable to certain former employees as a result of organizational changes, which were not incurred in fiscal 2009.

The $1.2 million decrease in R&D expenses for fiscal 2008 compared to fiscal 2007 principally reflects a $1.1 million decrease in depreciation expense, principally resulting from certain assets reaching the end of their depreciable lives. In addition, the decrease in R&D expenses reflects a $604,000 decrease in compensation and personnel-related costs, resulting from our expense reduction actions and a $587,000 decrease in the cost of our facilities. These decreases in R&D were partially offset by an $817,000 increase in employee separation costs which consist of severance benefits payable to certain former employees as a result of organizational changes.

Selling, General and Administrative

	2009	Change	2008	Change	2007
	(Dollars in millions)

Selling, general and administrative expenses	$41.6	(11)%	$47.0	8%	$43.4
Percent of net revenues	33%		29%		34%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions, product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions including accounting, finance, legal, human resources, information systems and communications. The $5.4 million decrease in our SG&A expenses in fiscal 2009 compared to fiscal 2008 reflects a $2.0 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our restructuring activities. In addition, SG&A expense decreased $1.2 million as a result of decreased spending on professional fees in fiscal 2009 and a $761,000 decrease in commissions paid to our sales representatives. In addition, SG&A expense decreased $571,000 in fiscal 2009 due to a decrease in expenses incurred related to severance benefits payable to former officers and employees.

The $3.6 million increase in our SG&A expenses for fiscal 2008 compared to fiscal 2007 reflects an increase of $294,000 in labor and benefits, including stock compensation, due to an increase in the cost of benefits offered to our employees, as well as $931,000 in employee separation costs which consist of severance benefits payable to certain former employees as a result of organizational changes. Additionally, we experienced a $1.7 million increase in professional fees. The increase in professional fees is primarily due to expenses incurred in conjunction with business development activities and effecting a reverse stock split.

Special Charges

Special charges consist of the following:

	2009	2008	2007
	(Dollars in millions)

Asset impairments	$2.9	$—	$—
Restructuring charges	4.0	0.2	4.7

Total special charges	$6.9	$0.2	$4.7

Asset Impairments

During fiscal 2009, we recorded asset impairment charges of $2.9 million. Included in this amount are asset impairment charges of approximately $500,000 related to software and property and equipment that we determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications. In the second quarter of fiscal 2009, our Ample reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, our Ample reporting unit experienced a significant decline in market value. As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, we performed a goodwill impairment assessment. Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample reporting unit and we impaired the entire goodwill balance of $2.4 million.

Restructuring Charges

Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, we announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. During fiscal 2009, we incurred special charges of $1.1 million in connection with this restructuring, primarily related to severance costs for affected employees. As of the end of fiscal 2009, this restructuring plan was complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.

Activity and liability balances related to our second quarter fiscal 2009 restructuring plan through October 2, 2009 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total

Charged to costs and expenses	$1,047	$87	$1,134
Cash payments	(969)	—	(969)
Non-cash charges	—	(87)	(87)

Restructuring balance, October 2, 2009	$78	$—	$78

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.

Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce we recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. As of the end of fiscal 2009, this restructuring plan was complete and we do not expect to incur significant additional costs related to this restructuring plan in future periods.

Activity and liability balances related to our first quarter fiscal 2009 restructuring plan through October 2, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,405	$368	$2,773
Cash payments	(2,115)	(190)	(2,305)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, October 2, 2009	$287	$86	$373

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and there is no remaining accrued restructuring balance related to these plans at October 2, 2009.

Interest Expense

	2009	2008	2007
	(Dollars in millions)

Interest expense	$(1.8)	$(2.4)	$(2.2)

Interest expense for fiscal 2009, 2008 and 2007 represents interest on our convertible senior notes issued in December 2004 and July 2008. In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2009. The interest expense increase for fiscal 2008, as compared to fiscal 2007, is a result of our extinguishment and reissuance of $15.0 million of our convertible notes which occurred in July of 2008. The interest rate on these convertible senior notes increased from 3.75% to 6.5%.

Other Income, Net

	2009	2008	2007
	(Dollars in millions)

Other income, net	$2.8	$0.5	$0.5

Other income principally consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses. The increase in other income in fiscal 2009 principally reflects the $2.9 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million. In connection with the extinguishment, approximately $300,000 in debt discount and debt issuance costs were written off.

Provision for Income Taxes

	2009	2008	2007
	(Dollars in millions)

Provision for income taxes	$0.5	$0.6	$0.1

Our provision for income taxes for fiscal years 2009, 2008 and 2007 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and the potential of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during fiscal 2009, 2008 and 2007 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations.

As of October 2, 2009, we had a valuation allowance of $257.0 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we do not expect to realize these deferred tax assets through the reduction of future income tax payments. As of October 2, 2009, we had U.S. federal net operating loss carryforwards of approximately $651.2 million, including the net operating loss carryforwards we retained in the distribution. We can provide no assurances that we will be able to retain or fully utilize such net operating loss carryforwards, or that such net operating loss carryforwards will not be significantly limited in the future.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of October 2, 2009, our cash and cash equivalents totaled $20.9 million. Our working capital at October 2, 2009 was $14.1 million.

In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions which have improved our operating expense structure, and we will continue to perform additional actions, when necessary. In the first quarter of fiscal 2010, we announced a restructuring plan. These expense reductions alone may not allow us to return to the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to regain or sustain profitability.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% senior convertible debt, and have no other principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.

Cash used in operating activities was $5.4 million for fiscal 2009 compared to cash generated by operating activities of $26.7 million for fiscal 2008 and cash used in operating activities of $10.0 million for fiscal 2007. Operating cash flows for fiscal 2009 reflect our net loss of $22.0 million, non-cash charges (depreciation and amortization, asset impairments, restructuring charges, stock compensation, inventory provisions, gain on debt extinguishment and other) of $16.4 million, and net working capital decreases of approximately $200,000. Operating cash flows for fiscal 2008 reflect our net income of $7.2 million, non-cash charges (depreciation, stock compensation, inventory provisions and other) of $11.8 million, and net working capital decreases of approximately $7.6 million.

The significant components of the fiscal 2009 $200,000 net working capital decrease include a $6.9 million decrease in accounts receivable, which is due to both the timing of sales and the timing of collections. Our net days sales outstanding decreased from 36 days in the fourth quarter of fiscal 2008 to 20 days in the fourth quarter of fiscal 2009. In addition, our inventory balance decreased $4.6 million during 2009 due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns. Mostly offsetting the decrease in accounts receivable and inventory was a $5.0 million decrease in accounts payable, due to reduced levels of inventory purchases and the timing of vendor payments. In addition, deferred income on shipments to distributors decreased $2.3 million because of a decrease in inventory being held by our distributors.

Cash used in investing activities of $8.1 million for fiscal 2009 consisted solely of payments made for capital expenditures. Cash used in investing activities of $8.7 million for fiscal 2008 consisted of capital expenditures of $7.5 million and cash payments related to the acquisition of assets from Ample of $1.2 million.

Cash used in financing activities of $8.6 million in fiscal 2009 consisted of two significant items. First, in the first quarter of fiscal 2009, we paid $17.3 million to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and paid approximately $300,000 of debt issuance costs related to both our revolving credit facility and the issuance of our 6.5% convertible senior notes due in 2013. Partially offsetting these uses of cash is $8.9 million in net proceeds we received from the sale of our common stock in an offering that was completed in the fourth quarter of fiscal 2009. In the first quarter of fiscal 2010, we used $10.5 million in cash to repay the remaining amount outstanding under our 3.75% convertible senior notes. Cash used in financing activities of $694,000 for fiscal 2008 consisted of $805,000 in debt issuance costs related to our new 6.5% convertible senior notes partially offset by proceeds from the exercise of stock options of $111,000.

Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, which was amended effective March 2, 2009. Under the loan and security agreement, SVB has agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% convertible senior notes due in November 2009. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the company and such subsidiaries, other than intellectual property.

Any indebtedness under the loan and security agreement bears interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. The loan and security agreement contains affirmative and negative covenants which, among other things, require us to maintain a minimum tangible net worth and to deliver to SVB specified financial information, including annual, quarterly and monthly financial information, and limit our ability to (or, in certain circumstances, to permit any subsidiaries to), subject to certain exceptions and limitations: (i) merge with or acquire other companies; (ii) create liens on our property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arm’s length basis; (v) dispose of property; and (vi) issue dividends or make distributions.

As of October 2, 2009, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.

3.75% Convertible Senior Notes due 2009

In December 2004, we sold an aggregate principal amount of $46.0 million in convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes were due November 18, 2009. We used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

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

If we undergo certain fundamental changes (as defined in the indenture), holders of notes may require us to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, we may be required to make an additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and our average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date. For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value which is zero based on our current stock price.

On July 30, 2008, we entered into separate exchange agreements with certain holders of our existing convertible senior notes due 2009, pursuant to which holders of an aggregate of $15.0 million of the existing notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of convertible senior notes due 2013. The exchanges closed on August 1, 2008. We paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as approximately $900,000 in transaction fees.

In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling approximately $300,000 were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. On November 17, 2009 we repaid the remaining $10.5 million outstanding under our 3.75% convertible senior notes. No fundamental changes occurred prior to the repayment of our 3.75% convertible senior notes.

6.50% Convertible Senior Notes due 2013

We issued the convertible senior notes due in August 2013, or new notes, pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.

The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the new notes. At October 2, 2009, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is zero based on our current stock price.

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

In the distribution, we issued to Conexant a warrant to purchase six million shares of our common stock at a price of $17.04 per share, exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us. In conjunction with the equity offering we completed in the fourth quarter of fiscal 2009, the warrant was adjusted to represent the right to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share.

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

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of October 2, 2009:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(In millions)

Long-term debt	$25.5	$10.5	$15.0	$—	$—
Interest expense on long-term debt	4.2	1.2	3.0	—	—
Operating leases	8.6	5.6	1.9	1.1	—
Purchase obligations	7.5	4.9	2.6	—	—
Employee severance	0.8	0.8	—	—	—
Other	1.1	0.4	0.7	—	—

Total	$47.7	$23.4	$23.2	$1.1	$—

Long-term debt consists of $25.5 million aggregate principal amount of our convertible senior notes. $10.5 million of the notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18, and mature on November 18, 2009. See Note 18 to our consolidated financial statements for a discussion regarding payment of our 3.75% convertible senior notes. The remaining $15.0 million of the notes bear interest at a rate of 6.5%, payable semiannually in arrears each February 1 and August 1, and mature on August 1, 2013.

In June 2007, we extended our Sublease with Conexant pursuant to which we lease our headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease was extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the Sublease for the next 12 months is approximately $2.6 million. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. We estimate our minimum future obligation under the Sublease at approximately $3.9 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year we may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into non-cancelable subleases with anticipated rental income totaling $385,000 and extending to various dates through fiscal 2011, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent between fiscal 2009 and fiscal 2012. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.

In addition to the obligations included in the table above, we have a $505,000 liability related to post-retirement benefits for employees at two of our international locations. The timing of the related payments is not known.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the distribution, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to our business. We may also be responsible for certain federal income tax liabilities under a tax allocation agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At October 2, 2009, our cash and cash equivalents consisted solely of cash. We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of October 2, 2009, the carrying value of our cash and cash equivalents approximates fair value.

At October 2, 2009, our debt consisted of our short-term and long-term convertible senior notes. Our convertible senior notes bear interest at fixed rates of 3.75% and 6.5%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of October 2, 2009, any change in the prime interest rate would not have a material effect on our obligations under the credit facility.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At October 2, 2009, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at October 2, 2009, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	October 2,	October 3,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$20,891	$43,033
Receivables, net of allowances for doubtful accounts of $144 (2009) and $342 (2008)	7,662	14,398
Inventories	10,902	16,187
Deferred tax assets — current	1,574	144
Prepaid expenses and other current assets	2,529	2,994

Total current assets	43,558	76,756
Property, plant and equipment, net	11,018	12,600
Intangible assets, net	—	2,480
Goodwill	—	2,429
License agreements, net	6,505	3,347
Other assets	1,479	2,992

Total assets	$62,560	$100,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,338	$11,265
Accrued compensation and benefits	5,788	6,778
Accrued income tax	525	412
Deferred income on sales to distributors	2,604	4,869
Deferred revenue	1,106	562
Restructuring	448	8
Convertible senior notes — short term	10,486	—
Other current liabilities	2,177	2,585

Total current liabilities	29,472	26,479
Convertible senior notes — long term	15,000	45,648
Other liabilities	823	519

Total liabilities	45,295	72,646

Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,756 (2009) and 23,852 (2008) issued and outstanding shares	288	239
Additional paid-in capital	280,919	269,487
Accumulated deficit	(249,074)	(227,043)
Accumulated other comprehensive loss	(14,868)	(14,725)

Total stockholders’ equity	17,265	27,958

Total liabilities and stockholders’ equity	$62,560	$100,604

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 2,	October 3,	Sept. 28,
	2009	2008	2007
	(In thousands, except per share amounts)

Net revenues:
Products	$121,552	$144,349	$125,805
Intellectual Property	5,000	16,350	2,000

Total net revenues	126,552	160,699	127,805
Cost of goods sold (including impairments and other charges of $3,667 in fiscal 2009)	49,981	47,625	42,334

Gross margin	76,571	113,074	85,471
Operating expenses:
Research and development	50,650	56,217	57,447
Selling, general and administrative	41,582	46,984	43,385
Special charges	6,896	211	4,724

Total operating expenses	99,128	103,412	105,556

Operating (loss)/gain	(22,557)	9,662	(20,085)
Interest expense	(1,803)	(2,360)	(2,240)
Other income, net	2,811	544	522

(Loss)/income before income taxes	(21,549)	7,846	(21,803)
Provision for income taxes	482	611	111

Net (loss)/income	$(22,031)	$7,235	$(21,914)

(Loss)/income per share:
(Loss)/income per share, basic	$(0.91)	$0.31	$(0.99)

(Loss)/income per share, diluted	$(0.91)	$0.31	$(0.99)

Shares used in computation of net (loss)/income per share, in thousands:
Basic	24,156	23,046	22,156
Diluted	24,156	23,202	22,156

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 2,	October 3,	Sept. 28,
	2009	2008	2007
	(In thousands)

Cash Flows From Operating Activities
Net (loss)/income	$(22,031)	$7,235	$(21,914)
Adjustments required to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,106	7,173	5,681
Asset impairments	5,498	—	—
Restructuring charges	4,031	140	4,663
Stock compensation	2,675	5,506	7,301
Provision for bad debts	(11)	(12)	(131)
Inventory provisions	657	(900)	1,790
Gain on debt extinguishment	(2,880)	—	—
Other noncash items, net	352	79	176
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	6,903	(741)	1,361
Inventories	4,628	(264)	2,554
Accounts payable	(5,069)	5,380	(5,096)
Deferred income on sales to distributors	(2,265)	646	(177)
Restructuring	(3,391)	(1,616)	(4,846)
Accrued expenses and other current liabilities	(1,379)	2,546	(1,209)
Other	791	1,523	(195)

Net cash (used in)/provided by operating activities	(5,385)	26,695	(10,042)

Cash Flows From Investing Activities
Capital expenditures	(8,058)	(7,514)	(4,074)
Acquisition of assets, net of cash acquired	—	(1,172)	(4,875)
Purchases of available-for-sale marketable securities	—	—	(15,682)
Sales of available-for-sale marketable securities	—	—	26,100
Maturities of held-to-maturity marketable securities	—	—	863

Net cash (used in)/provided by investing activities	(8,058)	(8,686)	2,332

Cash Flows From Financing Activities
Extinguishment of convertible debt	(17,320)	—	—
Proceeds from equity financing, net of offering costs of $791	8,947	—	—
Debt issuance costs	(256)	(805)	—
Proceeds from exercise of stock options and warrants	—	111	3,412

Net cash (used in)/provided by financing activities	(8,629)	(694)	3,412

Effect of foreign currency exchange rates on cash	(70)	(78)	118
Net (decrease)/increase in cash and cash equivalents	(22,142)	17,237	(4,180)
Cash and cash equivalents at beginning of period	43,033	25,796	29,976

Cash and cash equivalents at end of period	$20,891	$43,033	$25,796

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	(In thousands)

Balance at September 29, 2006	22,140	$222	$251,487	$(212,566)	$(15,667)	$23,476
Net loss	—	—	—	(21,914)	—	(21,914)
Currency translation adjustments	—	—	—	—	734	734

Comprehensive loss						(21,180)
Issuance of common stock	1,018	10	4,702	—	—	4,712
Common stock repurchased and retired	(6)	—	(63)	—	—	(63)
Compensation expense related to employee stock plans	—	—	7,301	—	—	7,301

Balance at September 28, 2007	23,152	232	263,427	(234,480)	(14,933)	14,246
Cumulative effect of adopting FIN 48	—	—	—	202	—	202

Balance at September 28, 2007	23,152	232	263,427	(234,278)	(14,933)	14,448
Net income	—	—	—	7,235	—	7,235
Currency translation adjustments	—	—	—	—	208	208

Comprehensive income						7,443
Issuance of common stock	700	7	558	—	—	565
Common stock repurchased and retired	—	—	(4)	—	—	(4)
Compensation expense related to employee stock plans	—	—	5,506	—	—	5,506

Balance at October 3, 2008	23,852	239	269,487	(227,043)	(14,725)	27,958
Net loss	—	—	—	(22,031)	—	(22,031)
Currency translation adjustments	—	—	—	—	(143)	(143)

Comprehensive income						(22,174)
Sale of common stock, net of offering costs	4,750	47	8,806	—	—	8,853
Issuance of common stock	195	2	(1)	—	—	1
Common stock repurchased and retired	(41)	—	(49)	—	—	(49)
Compensation expense related to employee stock plans	—	—	2,676	—	—	2,676

Balance at October 2, 2009	28,756	$288	$280,919	$(249,074)	$(14,868)	$17,265

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor networking solutions for communications applications in enterprise, broadband access, metropolitan and wide-area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100.0 million. Mindspeed issued to Conexant a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from the offering of common stock that the Company completed in fourth quarter fiscal 2009), exercisable for a period beginning one year and ending ten years after the Distribution. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

In order to regain and sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or maintain increased revenues. The Company has completed a series of cost reduction actions which have improved its operating cost structure, and will continue to perform additional actions, when necessary. These expense reductions alone may not allow the Company to return to the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to regain or sustain profitability.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale or licensing of intellectual property, will be sufficient to fund its operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months, including the repayment of the remaining $10.5 million aggregate principal amount of convertible senior notes due in November 2009 (see Note 18 to these consolidated financial statements). From time to time, the Company may acquire its debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as the Company may determine appropriate. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and the special charges (See Note 14 to these consolidated financial statements), necessary to present fairly the Company’s financial position, results of

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and cash flows in accordance with generally accepted accounting principles in the United States of America. The Company has evaluated the impact of subsequent events on these consolidated financial statements through November 24, 2009.

In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company’s consolidated financial statements.

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

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2009 comprised 52 weeks and ended on October 2, 2009. Fiscal year 2008 comprised 53 weeks and ended on October 3, 2008. Fiscal year 2007 comprised 52 weeks and ended on September 28, 2007.

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

Revenue Recognition — The Company’s products are often integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements through its maintenance contracts for many of its products. Accordingly, the Company accounts for revenue in accordance with FASB Accounting Standards Codification 985-605, Software Revenue Recognition, or ASC 985-605, and all related interpretations. For sales of products where software is incidental to the equipment, the Company applies the provisions of Accounting Standards Codification 605, Revenue Recognition, or ASC 605, and all related interpretations.

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

Revenues are recognized on sales to distributors based on the rights granted to these distributors in the Distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered, (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor, and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manners discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin that is recognized in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 3 to these consolidated financial statements.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

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

Property, Plant and Equipment — Property, plant and equipment is stated at historical cost. Depreciation is based on estimated useful lives (principally ten years for furniture and fixtures; three to five years for machinery and equipment and photomasks; three years for computer software; and the shorter of the remaining terms of the leases or the estimated economic useful lives of the improvements for land and leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value, and 2) to measure the amount of an impairment loss, if any. See Note 14 to these consolidated financial statements for a discussion of the impairment of goodwill recorded by the Company during the fiscal year ended October 2, 2009.

Intangible Assets, net — Intangible assets, net, consist of backlog, and developed technology and are amortized on a straight-line basis over estimated useful lives of three months to five years. See Note 13 to these consolidated financial statements for a discussion of the impairment of certain intangible assets recorded by the Company during the fiscal year ended October 2, 2009.

License Agreements — License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from three to five years. The Company expects to record amortization of its license agreements of $818,000 (2010), $1.2 million (2011), $1.4 million (2012), $1.1 million (2013) and $873,000 (2014), and the weighted average remaining life was 72 months.

Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Notes 13 and 14 to these consolidated financial statements for a discussion of the impairment of certain long-lived assets recorded by the Company during the year ended October 2, 2009. Other than the impairments discussed in Notes 13 and 14 to these consolidated financial statements, no further impairments were identified by the Company during the fiscal year ended October 2, 2009.

Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of substantially all of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For the remainder of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

Research and Development — research and development costs, other than software development costs, are expensed as incurred. Development costs for software to be sold or marketed are capitalized following attainment of technological feasibility. No development costs were capitalized during any of the periods presented.

Product Warranties — The Company’s products typically carry a warranty for periods of up to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues. Product warranty reserves are not significant in any of the periods presented.

Stock-Based Compensation — The Company accounts for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of the Company’s common stock at the grant date. The

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. Judgment is required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. The financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statement of operations based on the department to which the recipient reports.

Business Segments  — The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. The Company’s Chief Executive Officer is considered to be the Company’s chief operating decision maker.

Fair Value Measurements — The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or ASC 820, in measuring the fair value of financial assets and financial liabilities and for non-financial assets and non-financial liabilities that the Company recognizes or discloses at fair value on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 5 to these consolidated financial statements for more information.

Other Income, net — Other income consists of interest income, foreign exchange gains and losses, franchise taxes and other non-operating gains and losses.

Income Taxes — The provision for income taxes is determined in accordance with Accounting Standards Codification 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Subsequent to September 29, 2007, the Company used a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.

Per Share Information — Basic income/(loss) per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes and unvested restricted stock units. The dilutive effect of stock options, warrants and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of Accounting Standards Codification 718, Compensation — Stock Compensation.

For the year ended October 3, 2008, potentially dilutive securities consisted of stock options and restricted stock and resulted in 156,000 potential common shares. Stock options, warrants and convertible senior notes to

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase approximately 13.5 million shares for the year ended October 3, 2008 were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Because the Company incurred a net loss in fiscal 2009 and fiscal 2007, the potential dilutive effect of the Company’s outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were anti-dilutive.

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

The following individual customers accounted for 10% or more of net revenues:

	2009	2008	2007

Customer A	16%	11%	16%
Customer B	14%	16%	15%
Customer C	13%	6%	5%
Customer D	12%	5%	5%

The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2009	2008

Customer A	19%	9%
Customer B	10%	8%
Customer E	10%	9%
Customer F	5%	11%
Customer G	0%	20%

Supplemental Cash Flow Information — Interest paid was approximately $1.7 million, $1.8 million, and $1.7 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Income taxes paid, net of refunds received were approximately $576,000, $222,000, and $2.3 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Non-cash investing activities in fiscal 2009 and fiscal 2008 consisted of the purchase of $234,000 and $306,000, respectively of property and equipment from suppliers on account as well as the license of approximately $571,000 of intellectual property on account in fiscal 2009. Assets acquired consisted of amounts paid and received during fiscal 2008 on cash, accounts receivable, accounts payable and accrued liabilities created through the acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007.

Comprehensive Income/(Loss) — Accumulated other comprehensive income/(loss) at October 2, 2009, October 3, 2008 and September 28, 2007 consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Recent Accounting Standards — In September 2006, the FASB issued provisions under Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, in order to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value in generally accepted accounting principles, and expanding disclosures about fair value measurements. The new provisions emphasize that fair value is market-based measurement, not an entity-specific measurement. They also clarify the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. The provisions issued in September 2006 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are applied on a prospective basis. In February 2008, the FASB released additional provisions under ASC 820-10 which delayed the effective date of the September 2006 provisions for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued more provisions under ASC 820-10 which clarify the application of the September 2006 provisions in a market that is not active. On October 4, 2008, the Company adopted the September 2006 provisions for financial assets and liabilities recognized or disclosed at fair value on a recurring and non- recurring basis and the October 2008 provisions. Consistent with the February 2008 updates, the Company elected to defer the adoption of the September 2006 provisions for nonfinancial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. The adoption of ASC 820-10 for non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued provisions under Accounting Standard Codification 825, Financial Instruments, that provide companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards. On October 4, 2008, the Company adopted this new standard but did not elect the fair value option for any additional financial assets or liabilities that it held at that date.

In June 2007, the FASB issued provisions under Accounting Standards Codification 730, Research & Development, relating to the accounting for non-refundable advanced payments for goods or services to be used in future research and development activities. The new provisions require that these payments be deferred and capitalized and expensed as goods are delivered or as the related services are performed. On October 4, 2008, the Company adopted these provisions. The adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three related accounting provisions: (i) Accounting Standards Codification 820-10-65, Fair Value Measurements and Disclosures — Transition and Open Effective Date Information, or ASC 820-10-65, (ii) Accounting Standards Codification 320-10-65, Investments — Debt and Equity Securities — Transition and Open Effective Date Information, or ASC 320-10-65, and (iii) Accounting Standards Codification 825-10-65, Financial Instruments — Transition and Open Effective Date Information, or ASC 825-10-65, which will be effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825-10-65 enhances the disclosure of relevant instruments for both interim and annual periods. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the FASB issued Accounting Standards Codification 855-10, Subsequent Events, which defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. The Company reflected the recognition and disclosure requirements of this standard in this Annual Report on Form 10-K.

In December 2007, the FASB issued provisions under Accounting Standards Codification 805, Business Combinations, or ASC 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805, all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will be required to adopt ASC 805 in the first quarter of fiscal 2010. The Company expects ASC 805 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE) of fair value or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consist of the following (in thousands):

	2009	2008

Work-in-process	$4,124	$8,620
Finished goods	6,778	7,567

	$10,902	$16,187

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

The assessment of the recoverability of inventories, and the amounts of any write-downs, are based on currently available information and assumptions about future demand (generally over 12 months) and market conditions. Demand for the Company’s products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

The Company may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, the Company may be able to sell a portion of these inventories in the future. The Company generally scraps inventories which have been written down and are identified as obsolete.

The Company’s gross margin included a benefit of $1.5 million (2009), $1.6 million (2008) and $4.0 million (2007) from the sale of inventories that the Company had written down to a zero cost basis during fiscal 2001. As of October 2, 2009, the Company continued to hold inventories with an original cost of $3.8 million, which were written down to a zero cost basis during fiscal 2001.

Deferred Income on Shipments to Distributors

Deferred income on shipments to distributors is as follows (in thousands):

	October 2,	October 3,
	2009	2008

Deferred revenue on shipments to distributors	$2,984	$5,387
Deferred cost of inventory on shipments to distributors	(422)	(576)
Reserves	42	58

Deferred income on sales to distributors	$2,604	$4,869

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment at fiscal year ends consist of the following (in thousands):

	2009	2008

Machinery and equipment	$73,825	$73,229
Leasehold improvements	3,840	3,702

	77,665	76,931
Accumulated depreciation and amortization	(66,647)	(64,331)

	$11,018	$12,600

Intangible Assets and Goodwill

In conjunction with the acquisition of certain assets of Ample Communications, Inc. on September 25, 2007, the Company acquired certain intangible assets. See Note 12 to these consolidated financial statements for further information related to this acquisition. These intangible assets consist of backlog (approximately $100,000), developed technology (approximately $3.1 million) and goodwill (approximately $2.4 million). See Notes 13 and 14 to these consolidated financial statements for a discussion of the impairment of developed technology and goodwill recorded by the Company during the fiscal year ended October 2, 2009.

4.	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007

Current:
Foreign	$1,147	$99	$566
State and local	22	10	10

Total current	1,169	109	576

Deferred:
Foreign	(687)	502	(465)
State and local	—	—	—

Total deferred	(687)	502	(465)

	$482	$611	$111

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2009	2008	2007

U.S. federal statutory tax at 35%	$(7,542)	$2,733	$(7,642)
State taxes, net of federal effect	(827)	739	(1,481)
Foreign income taxes in excess of U.S.	298	420	(293)
Research and development credits	—	—	(2,592)
Valuation allowance	8,773	(33,837)	13,992
Reversal of research and development credits, federal and state	—	29,041	—
Other	(220)	1,515	(1,873)

Provision for income taxes	$482	$611	$111

(Loss)/income before income taxes consists of the following components (in thousands):

	2009	2008	2007

United States	$(22,015)	$7,328	$(22,926)
Foreign	466	518	1,123

	$(21,549)	$7,846	$(21,803)

Deferred income tax assets and liabilities at fiscal year-ends consist of the tax effects of temporary differences related to the following (in thousands):

	2009	2008

Deferred tax assets:
Inventories	$10,267	$12,118
Deferred revenue	1,213	1,999
Accrued compensation and benefits	1,275	1,292
Product returns and allowances	516	745
Net operating losses	241,489	232,890
Stock options	3,932	—
Foreign deferred taxes	1,801	1,113
Property, plant and equipment	510	—
Other	3,933	5,244
Valuation allowance	(257,072)	(248,299)

Total deferred tax assets	7,864	7,102

Deferred tax liabilities:
Property, plant and equipment	—	379
Deferred state taxes	6,063	5,610

Total deferred tax liabilities	6,063	5,989

Net deferred tax assets	$1,801	$1,113

Based upon the Company’s operating losses and expected future operating results, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of October 2, 2009 and October 3, 2008 will not be realized through the reduction of future income tax payments. Consequently, the Company has

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. Foreign deferred tax assets consist mainly of research and development credits and are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

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

As of October 2, 2009, Mindspeed had U.S. federal net operating loss carryforwards of approximately $651.2 million, which expire at various dates through 2030, and aggregate state net operating loss carryforwards of approximately $157.3 million, which expire at various dates through 2030. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and development credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.

The deferred tax assets as of October 2, 2009 include a deferred tax asset of $10.9 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

To date, the Company has not performed a formal study of potential research and development credits. If, at any time in the future, the Company determines it appropriate to conduct a formal study of potential research and development credits, completion of a study may have an effect on the Company’s estimate of this unrealized tax benefit.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $400,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

On July 13, 2006, the FASB issued interpretations that clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Accounting Standards Codification 740, Income Taxes, and prescribe a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the new interpretations, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The new interpretations are effective for fiscal years beginning after December 15, 2006.

The Company adopted these interpretations on September 29, 2007. As a result of the adoption and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $202,000 decrease in the liability for unrecognized income tax benefits, with an offsetting decrease in accumulated deficit. As of September 29, 2007 the Company had approximately $28.9 million of total unrecognized tax benefits. Of this total,

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$474,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate. The remaining $28.4 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and would be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of October 2, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total

Balance as of October 3, 2008	$36,506
Increases in tax positions for current year	526

Balance at October 2, 2009	$37,032

The unrecognized tax benefits of $37.0 million at October 2, 2009 included $1.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate. The remaining $36.0 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company is currently open to audit under the statute of limitations by the taxing authorities for the years ended September 30, 2005 to 2009 in our foreign jurisdictions.

5.	Fair Value Measurements

On October 4, 2008, the Company adopted certain provisions under Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or ASC 820, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and convertible senior notes. Consistent with the provisions of ASC 820, the Company elected to defer the provisions which relate to non-financial assets and non-financial liabilities that the Company does not recognize or disclose at fair value on a recurring basis.

ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents financial assets that we measured at fair value on a recurring basis. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Total Fair Value
	for Identical	Observable	as of
	Instruments	Inputs	October 2,
October 2, 2009	(Level 1)	(Level 2)	2009

Assets:
Cash equivalents	$20,891		$20,891
Liabilities:
Senior convertible debt		$25,096	$25,096

	Quoted Prices in
	Active Markets	Significant Other	Total Fair Value
	for Identical	Observable	as of
	Instruments	Inputs	October 3,
October 3, 2008	(Level 1)	(Level 2)	2008

Assets:
Cash equivalents	$43,033		$43,033
Liabilities:
Senior convertible debt		$41,161	$41,161

The following table sets forth the carrying amount and estimated fair values of financial assets and liabilities (in thousands).

	October 2, 2009		October 3, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash equivalents	$20,891	$20,891	$43,033	$43,033
Liabilities:
Senior convertible debt	$25,486	$25,096	$46,000	$41,161

6.	Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB), which was amended effective March 2, 2009. Under the loan and security agreement, SVB has agreed to provide the Company with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding its general business requirements; and (iii) repaying or repurchasing its 3.75% convertible senior notes due in 2009. The indebtedness of the Company to SVB under the loan and security agreement is guaranteed by three domestic subsidiaries of the Company and secured by substantially all of the domestic assets of the Company and such subsidiaries, other than intellectual property.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any indebtedness under the loan and security agreement bears interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. The loan and security agreement contains affirmative and negative covenants which, among other things, require the Company to maintain a minimum tangible net worth and to deliver to SVB specified financial information, including annual, quarterly and monthly financial information, and limit the Company’s ability to (or, in certain circumstances, to permit any subsidiaries to), subject to certain exceptions and limitations: (i) merge with or acquire other companies; (ii) create liens on its property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arm’s length basis; (v) dispose of property; and (vi) issue dividends or make distributions.

As of October 2, 2009, the Company was in compliance with all required covenants. Proceeds from the credit facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis. At October 2, 2009, the Company had no outstanding borrowings under the credit facility with SVB.

3.75% Convertible Senior Notes due 2009

In December 2004, the Company sold $46.0 million aggregate principal amount of convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes are senior unsecured obligations of the Company, ranking equal in right of payment with all future unsecured indebtedness. The notes bear interest at a rate of 3.75%, payable semiannually in arrears each May 18 and November 18. The notes were due November 18, 2009. The Company used approximately $3.3 million of the proceeds to purchase U.S. government securities that were pledged to the trustee for the payment of the first four scheduled interest payments on the notes when due.

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

If the Company undergoes certain fundamental changes (as defined in the indenture), holders of notes may require the Company to repurchase some or all of their notes at 100% of the principal amount plus accrued and unpaid interest. If, upon notice of certain events constituting a fundamental change, holders of the notes elect to convert the notes, the Company may be required to make an additional cash payment per $1,000 principal amount of notes in connection with the conversion. The amount of the additional cash payment, if any, will be determined by reference to a table set forth in the indenture governing the notes and the Company’s average stock price (as determined in accordance with the indenture) for the 20 trading days following the conversion date. If an applicable fundamental change were to occur between November 18, 2008 and November 18, 2009, the amount of the additional cash payment would be equal to such average stock price times a multiplier of up to 11.95. The Company’s obligation to make the additional cash payment will not apply to fundamental changes that occur on or after November 18, 2009, and the applicable multiplier will decrease on a daily basis through that date. Notwithstanding the foregoing, no additional cash payment will be required if the applicable average stock price is less than $11.50 per share (subject to adjustment as set forth in the indenture). In the event of a non-stock change of control constituting a “public acquirer change of control” (as defined in the indenture), the Company may, in lieu of making an additional cash payment upon conversion as required by the indenture, elect to adjust the conversion

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price and the related conversion obligation such that the noteholders will be entitled to convert their notes into a number of shares of public acquirer common stock.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value, which is zero based on the Company’s current stock price.

In connection with the sale of the notes, the Company granted the purchasers certain registration rights. The Company’s Form S-3 registration statement covering the resale of the notes and the sale of shares issuable upon conversion of the notes was declared effective by the Securities and Exchange Commission (SEC) on April 6, 2005.

Upon completion of the sale of the notes, the $50.0 million Credit Agreement with Conexant was terminated. The Company had made no borrowings under the credit facility, and no portion of the related warrant is, or will become, exercisable.

In October 2008, the Company repurchased $20.5 million aggregate principal amount of its 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. The related debt discount and debt issuance costs totaling approximately $300,000 were written off. The repurchase resulted in a gain on debt extinguishment of $2.9 million. At October 2, 2009, $10.5 million in aggregate principal amount of the Company’s 3.75% convertible senior notes were outstanding. See Note 18 to these consolidated financial statements for information regarding the payment of this remaining outstanding amount.

6.50% Convertible Senior Notes due 2013

On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its existing convertible senior notes due in November 2009, pursuant to which holders of an aggregate of $15.0 million of the existing notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of convertible senior notes due 2013 (the new notes). The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the existing notes that were exchanged for the new notes, as well as approximately $900,000 in transaction fees.

The Company issued the convertible senior notes due in August 2013, or new notes, pursuant to an indenture, dated as of August 1, 2008, between it and Wells Fargo Bank, N.A., as trustee.

The new notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The new notes mature on August 1, 2013. At maturity, the Company will be required to repay the outstanding principal of the new notes. As of October 2, 2009, $15.0 million in aggregate principal amount of the Company’s 6.50% convertible senior notes were outstanding.

The new notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the new notes, the Company generally has the right to deliver to the holders thereof, at its option: (i) cash; (ii) shares of its common stock; or (iii) a combination thereof. The initial conversion price of the new notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of its common stock, and upon other events. If the Company undergoes certain fundamental changes prior to maturity of the new notes, the holders thereof will have the right, at their option, to require it to repurchase for cash some or all of their new notes at a repurchase price equal to 100% of the principal amount of the new notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the new notes into shares of its common stock

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, under certain circumstances, receive additional shares of its common stock in the amount provided in the indenture.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 2, 2009, the liability under the fundamental change adjustment has been recorded at its estimated fair value, which is zero based on the Company’s current stock price.

If there is an event of default under the new notes, the principal of and premium, if any, on all the new notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the new notes; (ii) fail to deliver shares of common stock or cash upon conversion of the new notes; (iii) fail to deliver certain required notices under the new notes; (iv) fail, following notice, to cure a breach of a covenant under the new notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If the Company fails to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the new notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the new notes will generally have the right, subject to certain limitations, to require the Company to repurchase all or any portion of the new notes then held by such holder.

7.	Commitments

In June 2007, the Company extended its Sublease with Conexant pursuant to which the Company leases its headquarters in Newport Beach, California. The Sublease, which had been amended and restated in March 2005, had an initial term through June 2008. The Sublease has been extended for an additional two year term (through June 2010) for a reduced amount of space. Rent payable under the Sublease for the next 12 months is approximately $2.6 million. Rent payable is subject to annual increases of 3%, plus a prorated portion of operating expenses associated with the leased property. The Company estimates its minimum future obligation under the Sublease at approximately $3.9 million over the remainder of the lease term, but actual costs under the Sublease will vary based upon Conexant’s actual costs. In addition, each year the Company may elect to purchase certain services from Conexant based on a prorated portion of Conexant’s actual costs.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2014 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Amounts due under facility leases were approximately $6.6 million (2009), $8.0 million (2008) and $8.8 million (2007), including $5.2 million (2009), $6.5 million (2008) and $6.6 million (2007) due to Conexant under the Sublease. As of October 2, 2009, the Company’s minimum future obligations under operating leases (including the estimated minimum future obligation under the Sublease) are as follows (in thousands):

Fiscal Year

2010	$5,524
2011	1,140
2012	708
2013	704
2014	361
Thereafter	—

Total minimum future lease payments	$8,437

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against Conexant or Mindspeed, including those pertaining to product liability, intellectual property, our facilities, environmental, safety and health, and employment matters. In connection with the Distribution, Mindspeed assumed responsibility for all contingent liabilities and current and future litigation against Conexant or its subsidiaries to the extent such matters relate to Mindspeed.

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

9.	Guarantees

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

10.	Capital Stock

The Company’s authorized capital consists of 100.0 million shares of common stock, par value $0.01 per share, and 25.0 million shares of preferred stock, par value $0.01 per share, of which 2.5 million shares are designated as Series A Junior Participating Preferred Stock (Series A Junior Preferred Stock) and 3.5 million shares are designated as Series B Junior Participating Preferred Stock (Series B Junior Preferred Stock).

The Company has a preferred share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock, the holder may, in certain takeover-related circumstances, become entitled to purchase from the Company 5/100th of a share of Series A Junior Preferred Stock at a price of $20, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will generally be exercisable for shares of the Company’s common stock or stock of the acquiring person having a then-current market value of twice the exercise price. In certain events, each Right may be exchanged by the Company for one share of common stock or 5/100th of a share of Series A Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a Section 382 Rights Agreement intended to protect the Company’s net operating loss carryforwards (NOLs) to reduce potential future federal income tax obligations. However, if the Company were to experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs will be significantly limited, and the timing of the usage of the NOLs could be significantly limited, which could therefore significantly impair the value of that asset. Pursuant to each preferred share purchase right under the Section 382 Rights Agreement, attached to each share of common stock, the holder may, upon an “Ownership Change” and subject to certain other conditions, become entitled to purchase from the Company a unit consisting of 1/100th of a share of Series B Junior Preferred Stock at a price of $15 per unit, subject to adjustment. Each unit of Series B Junior Preferred Stock has a minimum preferential quarterly dividend of $0.01 per unit (or any higher per share dividend declared on the common stock), a liquidation preference equal to $1.00 per unit and the per share amount paid in respect of each share of common stock and the right to one vote, voting together with common stock. The preferred share purchase rights under the Section 382 Rights Agreement expire on August 9, 2012, unless earlier redeemed or exchanged, or Section 382 of the Internal Revenue Code is repealed.

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share, exercisable through June 27, 2013. The $89.0 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option pricing model) was recorded as a return of capital to Conexant. As of October 2, 2009, the entire warrant remains outstanding.

The warrant held by Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities. In August 2009, the Company issued and sold 4,750,000 shares of its common stock at a public offering price of $2.05 per share which was below the current market price of our stock. Due to these antidilution provisions, the number of shares related to this warrant was adjusted to represent the right to purchase approximately 6.1 million and the price was adjusted to $16.74 per share.

11.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted standards under Accounting Standards Codification 718, Compensation — Stock Compensation, or ASC 718, using the “modified prospective application.” The Company elected the transition method related to accounting for the tax effects of share-based payment awards to employees. ASC 718 requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by ASC 718, the Company’s stock-based compensation expense for fiscal 2009, fiscal 2008 and fiscal 2007 includes the fair value of new awards, modified awards and any unvested awards outstanding at October 1, 2005. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. The Company estimates the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2009	2008	2007

Weighted-average fair value of options granted	$1.08	$1.84	$5.80
Weighted-average assumptions:
Expected volatility	87%	64%	74%
Dividend yield	—	—	—
Expected option life	2.8 years	3.2 years	3.3 years
Risk-free interest rate	1.4%	2.8%	4.7%

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

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	2009	2008

Cost of goods sold	$85	$173
Research and development	765	2,267
Selling, general and administrative	1,825	3,066

Total stock-based compensation expense	$2,675	$5,506

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. As of October 2, 2009, an aggregate of 2.2 million shares of the Company’s common stock were available for issuance under these plans. On March 10, 2009, the stockholders of the Company approved a plan amendment, which included an increase in the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 6.7 million shares.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to February 2007, the Company maintained employee stock purchase plans for its domestic and foreign employees. Under ASC 718, the plans were non-compensatory and the Company has recorded no compensation expense in connection therewith. The employee stock purchase plans were terminated by the Company’s board of directors effective February 28, 2007. During the years ended September 30, 2007 and 2006, the Company issued 7,000 and 21,600 shares of its common stock under the employee stock purchase plan for net proceeds of $81,000 and $298,000, respectively.

From time to time, the Company may issue, and has previously issued stock based awards outside of these plans pursuant to stand-alone agreements and in accordance with NASDAQ Listing Rule 5635(c).

Stock Option Awards

Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). On April 10, 2009, the Company offered current eligible employees of Mindspeed and its subsidiaries the right to exchange certain unexercised options to purchase shares of the Company’s common stock. The offer period on the exchange program ended on May 15, 2009, at which time the Company exchanged 754,000 previously issued stock options for 250,000 new stock options with an exercise price of $1.70, the market price of the Company’s common stock on that date. The Company has chosen to account for this transaction under the bifurcated approach and recorded an insignificant amount of incremental compensation expense in conjunction with this exchange.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under all plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at September 29, 2006	4,439	$11.60	4.3 years	$1.9 million

Exercisable at September 29, 2006	3,734	$11.30	3.9 years	$1.4 million

Granted	491	10.85
Exercised	(422)	8.05		$1.2 million
Forfeited or expired	(526)	13.25

Outstanding at September 28, 2007	3,982	$11.65	4.0 years	$1.4 million

Exercisable at September 28, 2007	3,308	$11.55	3.3 years	$1.3 million

Granted	495	4.20
Exercised	(18)	5.97		$33,000
Forfeited or expired	(931)	12.15

Outstanding at October 3, 2008	3,528	$10.50	3.7 years	$—

Exercisable at October 3, 2008	2,704	$11.59	2.6 years	$—

Granted	1,294	1.98
Exercised	—	—		$—
Forfeited or expired	(1,694)	11.40

Outstanding at October 2, 2009	3,128	$6.48	4.9 years	$—

Exercisable at October 2, 2009	1,461	$10.84	2.8 years	$—

As of October 2, 2009, there was unrecognized compensation expense of $1.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years.

The following table summarizes all options to purchase Mindspeed common stock outstanding at October 2, 2009:

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$0.75 - $4.85	1,849	3.0	$2.59	245	$4.13
5.02 - 9.75	356	2.1	8.32	340	8.36
10.00 - 19.65	885	1.2	12.66	838	12.72
20.07 - 27.82	16	1.3	21.99	16	21.99
32.20 - 47.50	22	2.6	44.17	22	44.17

0.75 - 47.50	3,128	2.2	6.48	1,461	10.84

Restricted Stock Awards

The Company’s stock incentive plans also provide for awards of restricted shares of common stock and other stock-based incentive awards and from time to time the Company has used restricted stock awards for incentive or

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock grants totaled 211,000 shares (2009), 772,000 shares (2008) and 556,000 shares (2007). Many of the Company’s restricted stock awards are intended to provide performance emphasis and incentive compensation through vesting tied to each employee’s performance against individual goals, as well as to improvements in the Company’s operating performance. The actual amounts of expense will depend on the number of awards that ultimately vest upon the satisfaction of the related performance and service conditions.

The fair value of each award is charged to expense over the service period. The following table summarizes restricted stock award activity:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested shares at September 29, 2006	735	$12.70
Granted	556	9.55
Vested	(531)	11.55
Forfeited	(122)	12.20

Nonvested shares at September 28, 2007	638	$10.85

Granted	772	4.49
Vested	(594)	7.64
Forfeited	(134)	8.87

Nonvested shares at October 3, 2008	682	$6.69

Granted	211	1.86
Vested	(472)	6.61
Forfeited	(50)	7.02

Nonvested shares at October 2, 2009	371	$4.50

The total fair value of shares vested during the year ended October 2, 2009 was $598,000. As of October 2, 2009, there was unrecognized compensation expense of $729,000 related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of 1.1 years.

12.	Asset Acquisition

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Notes 13 and 14 to these consolidated financial statements for a discussion of the impairment of developed technology and goodwill recorded by the Company during the fiscal year ended October 2, 2009.

13.	Asset Impairments and Other Charges

Included within cost of goods sold for the fiscal year ended October 2, 2009 are asset impairments and other charges of $3.7 million recorded in the second quarter of fiscal 2009. These charges include a $2.4 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.

In addition, in the fiscal year ended October 2, 2009, asset impairments and other charges within cost of goods sold includes a $1.1 million write-down of Ample related inventory due to a decrease in demand for these products recorded during the second quarter of fiscal 2009. The Company assesses the recoverability of its inventories at least quarterly through a review of inventory levels in relation to foreseeable demand (generally over 12 months). Foreseeable demand is based upon all available information, including sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the Company writes down the value of those inventories which, at the time of its review, the Company expects to be unable to sell. The amount of the inventory write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Also, in the second quarter of fiscal 2009, the Company recorded other asset impairments within cost of goods sold totaling approximately $300,000 associated with manufacturing related property and equipment that the Company determined to abandon or scrap.

14.	Special Charges

Special charges consist of the following:

	2009	2008	2007
	($ in thousands)

Asset impairments	$2,865	$—	$—
Restructuring charges	4,031	211	4,724

Total special charges	$6,896	$211	$4,724

Asset Impairments

In addition to the $3.7 million in asset impairments and other charges discussed in Note 13 to these consolidated financial statements, during fiscal year 2009, the Company recorded asset impairment charges of $2.9 million. Included in this amount are asset impairment charges of approximately $500,000 related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, the Ample reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that the Company believes was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, the Ample reporting unit experienced a significant decline in market value. As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, the Company performed an assessment of goodwill for impairment. Based on the results of its assessment of goodwill for impairment, the Company determined that the carrying value of the Ample reporting unit exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample reporting unit and the Company impaired the entire goodwill balance of $2.4 million.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, the Company announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of its Dubai facility. During fiscal 2009, the Company incurred special charges of $1.1 million in connection with this restructuring primarily related to severance costs for affected employees. As of the end of fiscal 2009, this restructuring plan was complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.

Activity and liability balances related to the Company’s second quarter fiscal 2009 restructuring plan through October 2, 2009 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total

Charged to costs and expenses	$1,047	$87	$1,134
Cash payments	(969)	—	(969)
Non-cash charges	—	(87)	(87)

Restructuring balance, October 2, 2009	$78	$—	$78

The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.

Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. As of the end of fiscal 2009, this restructuring plan was complete and the Company does not expect to incur significant additional costs related to this restructuring plan in future periods.

Activity and liability balances related to the Company’s first quarter fiscal 2009 restructuring plan through October 2, 2009 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$2,405	$368	$2,773
Cash payments	(2,115)	(190)	(2,305)
Non-cash charges	(3)	(92)	(95)

Restructuring balance, October 2, 2009	$287	$86	$373

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.

Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and there is no remaining accrued restructuring balance related to these plans at October 2, 2009.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. The Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2009, the Company contributed $1.2 million in cash, which was used to buy shares of the Company’s common stock, to fund the matching contributions. In fiscal 2008, the Company issued 70,000 shares of its common stock and contributed $914,000 in cash, which was used to buy shares of the Company’s common stock, to fund the matching contributions. In fiscal 2007, the Company issued 122,000 shares of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $1.2 million (2009), $1.4 million (2008) and $1.2 million (2007).

16.	Related Party Transactions

The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the years ended October 2, 2009, October 3, 2008 and September 28, 2007, rent and operating expenses paid to Conexant were $5.2 million, $6.5 million, and $6.6 million, respectively.

At October 2, 2009 and October 3, 2008, the Company had a liability to Conexant of $160,000 and $185,000, respectively, associated with the rental of its facility.

17.	Segment and Other Information

The Company operates a single business segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise, access, metropolitan and wide-area networks. Revenues by product line are as follows (in thousands):

	2009	2008	2007

Multiservice access DSP products	$49,452	$48,402	$34,340
High-performance analog products	39,084	41,900	37,482
WAN communications products	33,016	54,047	53,983
Intellectual property	5,000	16,350	2,000

	$126,552	$160,699	$127,805

Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area are as follows (in thousands):

	2009	2008	2007

United States	$30,571	$51,775	$39,036
Other Americas	6,531	6,317	7,197

Total Americas	37,102	58,092	46,233
Malaysia	6,949	7,097	8,841
Taiwan	3,699	5,803	6,937
China	52,266	49,574	35,343
Japan	4,257	8,040	7,411
Other Asia-Pacific	10,094	11,999	8,576

Total Asia-Pacific	77,265	82,513	67,108
Europe, Middle East and Africa	12,185	20,094	14,464

	$126,552	$160,699	$127,805

No other foreign country represented 10% or more of net revenues for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Long-lived assets consist of property, plant and equipment, license agreements, goodwill and intangible assets and other long-term assets. Long-lived assets by geographic area at fiscal year-ends are as follows (in thousands):

	2009	2008

United States	$15,663	$18,912
Europe, Middle East and Africa	1,191	1,237
Asia-Pacific	2,146	2,175

	$19,000	$22,324

18.	Subsequent Events

On October 9, 2009, the Company committed to the implementation of a restructuring plan. The plan consists primarily of a facilities consolidation and secondarily of a targeted headcount reduction. The restructuring plan is expected to be substantially completed during the fiscal first quarter of 2010. The Company made the decision to implement the restructuring in furtherance of its efforts to consolidate facilities and to continue to reallocate resources from certain selling, general and administrative functions to research and development. The Company currently expects to incur total special charges and to make cash expenditures ranging from approximately $900,000 to $1.0 million resulting from these actions, primarily related to the impairment of a portion of the Company’s headquarters in Newport Beach, California.

On November 17, 2009, the Company repaid the remaining $10.5 million outstanding under its 3.75% convertible senior notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended October 2, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mindspeed Technologies, Inc. and subsidiaries at October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, CA
November 24, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 2, 2009, these disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 2, 2009.

This Annual Report on Form 10-K report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on internal control in this annual report.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections entitled “Board of Directors — Election of Directors,” “Executive Officers,” “Board of Directors — Board Governance Matters” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics entitled “Code of Business Conduct and Ethics,” that applies to all employees, including our executive officers and directors. A copy of the Code of Business Conduct and Ethics is posted on our website (www.mindspeed.com). In addition, we will provide to any person without charge a copy of the Code of Business Conduct and Ethics upon written request to our secretary at the address listed on the cover page of this Annual Report on Form 10-K. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our web site within four business days following the date of such amendment or waivers.

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

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors — Board Governance Matters” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended October 2, 2009 are included herewith:

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

(3) Exhibits

2.1	Asset Purchase Agreement, dated as of September 4, 2007, by and between Silicon Valley Bank, as agent for itself and Gold Hill Lending Group 03, LP and Mindspeed Development Sub, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2007, is incorporated herein by reference (SEC File No. 000-50499).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).
3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).
4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).
4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009 (SEC File No. 001-31650).
4.6	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.7	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.8	Indenture, dated as of December 8, 2004, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).
4.9	Form of 3.75% Convertible Senior Notes due 2009, attached as Exhibit A to the Indenture (Exhibit 4.7 hereto), is incorporated herein by reference.
4.10	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).
4.11	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.4		Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.5		Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.6		Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.7		Amended and Restated Sublease, dated March 24, 2005, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.8		Form of Exchange Agreement, dated as of July 30, 2008, by and between the Company and the holders of the Registrant’s 6.50% Convertible Senior Notes due 2013, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.9	Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated by reference (SEC File No. 001-31650).
*10	.10	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 hereto.
*10	.11	Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).
*10	.12	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.13	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.14	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.15	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.16	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.17	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.18	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).
*10	.19	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.20	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10	.21	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.
*10	.22	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.23	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.24	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10	.25	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10	.26	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).
*10	.27	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).
*10	.28	Mindspeed Technologies, Inc. Retirement Savings Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.29	Mindspeed Technologies, Inc. Deferred Compensation Plan, as amended and restated, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.30	Confidential Severance and General Release Agreement, effective as of October 10, 2008, by and between Thomas Stites and the Registrant, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.31	Summary of Director Compensation Arrangements, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated by reference (SEC File No. 001-31650).
*10	.32	Non-Qualified Stock Option Award Agreement, dated July 25, 2008 by and between the Registrant and Bret W. Johnsen, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.33	Summary of Cash Bonus Arrangement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.34	Letter Agreement, dated as of November 23, 2007, entered into between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2007, is incorporated herein by reference (SEC File No. 000-50499).
*10	.35	Letter Agreement, dated as of December 11, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.36	Letter Agreement, dated as of November 23, 2007, entered into between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2007, is incorporated herein by reference (SEC File No. 000-50499).
*10	.37	Amendment to Letter Agreement, dated as of April 15, 2008, entered into between the Registrant and Simon Biddiscombe, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2008, is incorporated herein by reference (SEC File No. 000-50499).

*+10	.38	Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between the Registrant and Preetinder S. Virk, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.39	Confidential Severance and General Release Agreement, effective as of August 21, 2009, by and between the Registrant and Thomas O. Morton.
10.40		Loan and Security Agreement, dated as of September 30, 2008, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008, is incorporated herein by reference (SEC File No. 001-31650).
10.41		Amendment No. 1 to Loan and Security Agreement, dated March 2, 2009, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009, is incorporated herein by reference (SEC File No. 001-31650).
12.1		Statement re: Computation of Ratios.
21		List of subsidiaries of the Registrant.
23		Consent of independent registered public accounting firm.
24		Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 24th day of November, 2009.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ Raouf Y. Halim
Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 24th day of November, 2009, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ Raouf Y. Halim Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bret W. Johnsen Bret W. Johnsen		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Dwight W. Decker* Dwight W. Decker		Chairman of the Board of Directors

/s/ Michael T. Hayashi* Michael T. Hayashi*		Director

/s/ Ming Louie* Ming Louie		Director

/s/ Thomas A. Madden* Thomas A. Madden		Director

/s/ Jerre L. Stead* Jerre L. Stead*		Director

*By:	/s/ Raouf Y. Halim Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions(1)	Year
		(In thousands)

Year ended October 2, 2009:
Allowance for doubtful accounts	$342	$(11)	$(187)	$144
Reserve for sales returns and allowances	1,555	417	(804)	1,168
Year ended October 3, 2008:
Allowance for doubtful accounts	$353	$(11)	$—	$342
Reserve for sales returns and allowances	1,589	460	(494)	1,555
Year ended September 28, 2007:
Allowance for doubtful accounts	$447	$(94)	$—	$353
Reserve for sales returns and allowances	1,165	780	(356)	1,589

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.10	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 hereto.
10.21	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.
10.39	Confidential Severance and General Release Agreement, effective as of August 21, 2009, by and between the Registrant and Thomas O. Morton.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.