Form 10-Q
period 2010-01-01
MINDSPEED TECHNOLOGIES, INC
filed 2010-02-09
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of January 29, 2010 was 29,122,100.

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

•
the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks, and the build-out of networks in developing countries;

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;
•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;
•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;
•	our ability to achieve design wins and convert design wins into revenue;
•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;
•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;
•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;
•	our ability to achieve revenue growth, regain and sustain profitability and positive cash flows from operations;
•	our plans to reduce operating expenses, the amount and timing of any such expense reductions, and its effects on cash flow;
•	our anticipation that we will not pay a dividend in the foreseeable future;
•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;
•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;

•
the sufficiency of our existing sources of liquidity and expected sources of cash to repay the remaining $15.0 million in senior convertible debt and fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements for the next 12 months;

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

•	our plans with respect to future actions to reduce operating expenses and/or increase revenues;
•	our beliefs regarding the effect of the disposition of pending or asserted legal matters and the possibility of future legal matters;
•	our acquisition strategy, the means of financing such a strategy, and the impact of any past or future acquisitions, including the impact on revenue, margin and profitability;
•	our plans relating to our use of stock-based compensation, the effectiveness of our incentive compensation programs and the expected amounts of stock-based compensation expense in future periods;
•	our belief that the financial stability of suppliers is an important consideration in our customers’ purchasing decisions;
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
The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A “Risk Factors” and those detailed from time to time in our other filings with the SEC. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.
Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 1,	October 2,
	2010	2009
		As Adjusted -
		Note 5
ASSETS
Current Assets
Cash and cash equivalents	$11,481	$20,891
Receivables, net of allowance for doubtful accounts of $144 at both January 1, 2010 and October 2, 2009	12,743	7,662
Inventories	9,395	10,902
Deferred tax assets — current	1,528	1,574
Prepaid expenses and other current assets	2,801	2,529

Total current assets	37,948	43,558
Property, plant and equipment, net	11,639	11,018
License agreements, net	6,824	6,505
Other assets	1,291	1,382

Total assets	$57,702	$62,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,673	$6,338
Accrued compensation and benefits	5,862	5,788
Accrued income tax	413	525
Deferred income on sales to distributors	5,063	2,604
Deferred revenue	796	1,106
Restructuring	925	448
Convertible senior notes — short term	—	10,349
Other current liabilities	2,457	2,177

Total current liabilities	23,189	29,335
Convertible senior notes — long term	13,513	13,415
Other liabilities	1,408	823

Total liabilities	38,110	43,573

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 29,056 (January 1, 2010) and 28,756 (October 2, 2009) issued and outstanding shares	291	288
Additional paid-in capital	297,283	296,333
Accumulated deficit	(263,023)	(262,863)
Accumulated other comprehensive loss	(14,959)	(14,868)

Total stockholders’ equity	19,592	18,890

Total liabilities and stockholders’ equity	$57,702	$62,463

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended
	January 1,	January 2,
	2010	2009
		As Adjusted -
		Note 5
Net revenues:
Products	$37,026	$27,731
Intellectual Property	—	3,000

Total net revenues	37,026	30,731
Cost of goods sold	13,463	9,749

Gross margin	23,563	20,982

Operating expenses:
Research and development	12,588	13,344
Selling, general and administrative	9,634	11,123
Special charges	860	2,305

Total operating expenses	23,082	26,772

Operating income (loss)	481	(5,790)

Interest expense	(630)	(913)
Other income, net	5	1,042

Loss before income taxes	(144)	(5,661)

Provision for income taxes	16	90

Net loss	$(160)	$(5,751)

Net loss per share, basic and diluted	$(0.01)	$(0.25)

Weighted-average number of shares used in per share computation	28,500	23,407
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	January 1,	January 2,
	2010	2009
		As Adjusted -
		Note 5
Cash Flows From Operating Activities
Net loss	$(160)	$(5,751)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities, net of effects of acquisitions:
Depreciation and amortization	1,431	1,650
Special charges	860	2,305
Stock-based compensation	940	967
Inventory provisions	963	486
Gain on debt extinguishment	—	(1,121)
Amortization of debt discount on convertible senior notes	249	446
Other non-cash items, net	197	176
Changes in assets and liabilities:
Receivables	(5,097)	5,837
Inventories	544	(2,701)
Accounts payable	714	(3,900)
Deferred revenue	2,459	(743)
Restructuring	(395)	(956)
Accrued expenses and other current liabilities	(365)	(175)
Other	(359)	213

Net cash provided by / (used in) operating activities	1,981	(3,267)

Cash Flows From Investing Activities
Capital expenditures	(808)	(2,175)

Net cash used in investing activities	(808)	(2,175)

Cash Flows From Financing Activities
Extinguishment of convertible debt	(10,500)	(17,320)
Payments made on capital lease obligations	(151)	—
Borrowings under line of credit	7,000	—
Payments made on borrowings under line of credit	(7,000)	—
Debt issuance costs	—	(244)
Exercise of stock options and warrants	44	—

Net cash used in financing activities	(10,607)	(17,564)

Effect of foreign currency exchange rates on cash	24	3

Net decrease in cash and cash equivalents	(9,410)	(23,003)
Cash and cash equivalents at beginning of period	20,891	43,033

Cash and cash equivalents at end of period	$11,481	$20,030

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
In order to regain and sustain profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and/or increase revenues. The Company has completed a series of cost reduction actions which have improved its operating cost structure, and will continue to assess the need to perform additional actions, when necessary. These expense reductions alone may not allow the Company to return to the profitability it achieved in the fourth quarter of fiscal 2008. The Company’s ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates its products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions and uncertainty, over which the Company has no control. The Company may not be successful in achieving the necessary revenue growth or it may be unable to sustain past and future expense reductions in subsequent periods. The Company may not be able to regain or sustain profitability.
The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and the sale or licensing of intellectual property and its existing line of credit with Silicon Valley Bank, will be sufficient to fund its operations (including its research and development efforts) anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. In November 2009, the Company repaid the $10.5 million outstanding balance of its 3.75% convertible senior notes, and has no other principal payments on currently outstanding debt due in the next 12 months. From time to time, the Company may acquire its debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as the Company may determine appropriate. The Company will need to continue a focused program of capital expenditures to meet its research and development and corporate requirements. The Company may also consider acquisition opportunities to extend its technology portfolio and design expertise and to expand its product offerings. In order to fund capital expenditures, increase its working capital or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. The Company may also need to seek to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated or if it fails to achieve anticipated revenue and expense levels. However, the Company cannot assure you that such financing will be available on favorable terms, or at all particularly in light of recent economic conditions in the capital markets.
Basis of Presentation — The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and special charges (Note 7), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles (GAAP) in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009. The Company has evaluated the impact of subsequent events on these interim consolidated financial statements through February 9, 2010.

In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, ASC or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company’s consolidated financial statements.
Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The first quarter of fiscal 2010 and 2009 ended on January 1, 2010 and January 2, 2009, respectively.
Recent Accounting Standards — On October 3, 2009, the Company adopted ASC 470-20, for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), formerly FASB Staff Position APB 14-1. This standard required retrospective adjustments to prior period financial statements to conform with the current accounting treatment. Accordingly, the Company’s prior period financial statements have been adjusted. ASC 470-20 requires that convertible debt instruments that may be settled in cash be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 5 for additional information on the adoption of this accounting standard.
On October 3, 2009, the Company adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This authoritative guidance provides that before the completion of an award’s requisite service period, all outstanding awards that contain rights to nonforfeitable dividends in undistributed earnings with common stock are participating securities and shall be included in the computation of earnings per share. The Company determined that a limited number of its instruments granted in share-based payment transactions contained rights to nonforfeitable dividends in undistributed earnings. During the first quarter of fiscal 2010, the Company amended the related instruments’ plan documents to eliminate this provision and therefore no longer has any instruments subject to this authoritative guidance. The Company has determined that there is no impact to its presentation of earnings per share in any historical periods by including the limited number of applicable instruments prior to this plan amendment.
In September 2006, the FASB issued provisions under ASC 820-10, Fair Value Measurements and Disclosures, in order to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. In February 2008, the FASB released additional guidance under ASC 820-10, which delayed the effective date of the September 2006 provisions for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Consistent with the February 2008 updates, the Company elected to defer the adoption of the September 2006 provisions for nonfinancial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. The Company adopted ASC 820-10 for non-financial assets and liabilities on October 3, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
Income Taxes — The provision for income taxes for the three months ended January 1, 2010 and January 2, 2009 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the three months of fiscal 2010, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition.

The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended
	January 1,	January 2,
	2010	2009
Customer A	16%	18%
Customer B	11%	13%
Customer C	11%	9%
The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	January 1,	October 2,
	2010	2009
Customer A	8%	19%
Customer B	2%	10%
Customer D	22%	4%
Customer E	18%	0%
Customer F	10%	6%
Customer G	4%	10%
Supplemental Cash Flow Information — Interest paid for the three months ended January 1, 2010 and January 2, 2009 was $231,000 and $842,000, respectively. Income taxes paid, net of refunds received, for the three months ended January 1, 2010 and January 2, 2009 were $12,000 and $311,000, respectively. Non-cash investing activities in the first quarter of fiscal 2010 consisted of the purchase of $723,000 of property and equipment from suppliers on account, the license of $99,000 of intellectual property on account, and the purchase of $761,000 of equipment through capital leasing arrangements. Non-cash investing activities in the first three months of fiscal 2009 consisted of the purchase of $75,000 of property and equipment from suppliers on account, as well as the license of $2.7 million of intellectual property on account.
2. Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	January 1,	October 2,
	2010	2009
Work-in-process	$3,513	$4,124
Finished goods	5,882	6,778

Total inventories	$9,395	$10,902

During the three months ended January 1, 2010 and January 2, 2009, the Company’s gross margin included a benefit of approximately $492,000 and $630,000, respectively, from the sale of inventory that had been written down to a zero cost basis during fiscal 2001. As of January 1, 2010, the Company continued to hold inventories with an original cost of $3.3 million, which were written down to a zero cost basis during fiscal 2001.
Deferred Income on Shipments to Distributors
Deferred income on shipments to distributors is as follows (in thousands):

	January 1,	October 2,
	2010	2009
Deferred revenue on shipments to distributors	$5,592	$2,984
Deferred cost of inventory on shipments to distributors	(588)	(422)
Reserves	59	42

Deferred income on sales to distributors	$5,063	$2,604

Comprehensive Loss
Comprehensive loss is as follows (in thousands):

	Three months ended
	January 1,	January 2,
	2010	2009
		As Adjusted -
		Note 5
Net loss	$(160)	$(5,751)
Foreign currency translation adjustments, net of tax	(92)	(341)

Comprehensive loss	$(252)	$(6,092)

The balance of accumulated other comprehensive loss at January 1, 2010 and January 2, 2009 consists of accumulated foreign currency translation adjustments.
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended
	January 1,	January 2,
	2010	2009
Multiservice access DSP products	$13,955	$10,789
High-performance analog products	11,580	10,519
WAN communications products	11,491	6,423
Intellectual property	—	3,000

Total net revenues	$37,026	$30,731

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended
	January 1,	January 2,
	2010	2009
Americas	$8,618	$12,319
Asia-Pacific	26,056	14,294
Europe, Middle East and Africa	2,352	4,118

Total net revenues	$37,026	$30,731

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
3. Fair Value Measurements
On October 4, 2008, the Company adopted certain provisions under ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents and convertible senior notes.
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

The following table represents financial assets that the Company measured at fair value in accordance with ASC 825, Financial Instruments. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820 (in thousands):

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable	Total Fair Value
	Instruments	Inputs	as
January 1, 2010	(Level 1)	(Level 2)	of January 1, 2010
Assets:
Cash equivalents	$11,481		$11,481
Liabilities:
Senior convertible debt		$18,716	$18,716

	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable	Total Fair Value
	Instruments	Inputs	as
October 2, 2009	(Level 1)	(Level 2)	of October 2, 2009
Assets:
Cash equivalents	$20,891		$20,891
Liabilities:
Senior convertible debt		$25,096	$25,096
The following table sets forth the carrying amount and estimated fair values of financial assets and liabilities (in thousands).

	January 1, 2010		October 2, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash equivalents	$11,481	$11,481	$20,891	$20,891
Liabilities:
Senior convertible debt	$13,513	$18,716	$25,486	$25,096
4. Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation — Stock Compensation. ASC 718 requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.
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

The fair value of stock options awarded during the three months ended January 1, 2010 and January 2, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Three months ended
	January 1,	January 2,
	2010	2009
Weighted-average fair value of options granted	$2.48	$0.61

Weighted-average assumptions:
Expected option life	2.6 years	2.9 years
Risk-free interest rate	1.2%	1.4%
Expected volatility	96%	76%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	Three months ended
	January 1,	January 2,
	2010	2009
Cost of goods sold	$32	$35
Research and development	307	340
Selling, general and administrative	601	592

Total stock-based compensation expense	$940	$967

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 10, 2009, the stockholders of the Company approved a plan amendment, which included an increase in the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 6.7 million shares. As of January 1, 2010, an aggregate of 1.5 million shares of the Company’s common stock were available for issuance under these plans.
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
Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire; the Company also made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). On April 10, 2009, the Company offered current eligible employees of Mindspeed and its subsidiaries the right to exchange certain unexercised options to purchase shares of the Company’s common stock. The offer period on the exchange program ended on May 15, 2009, at which time the Company exchanged 754,000 previously issued stock options for 250,000 new stock options with an exercise price of $1.70, the market price of the Company’s common stock on that date. The Company has chosen to account for this transaction under the bifurcated approach whereby the remaining unamortized expense of the exchanged awards is recognized over the original award period. The Company recorded an insignificant amount of incremental compensation expense in conjunction with this exchange.
The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 2, 2009	3,128	$6.48	4.9 years

Granted	408	4.36
Exercised	(17)	2.65
Forfeited or expired	(58)	10.34

Outstanding at January 1, 2010	3,461	6.19	5.1 years

Exercisable at end of period	1,471	$10.56	2.7 years
As of January 1, 2010, there was unrecognized compensation expense of $2.6 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years. The aggregate intrinsic value of both options outstanding and options exercisable as of January 1, 2010 was $4.0 million and $243,000, respectively.
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

The fair value of each award is charged to expense over the service period. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 2, 2009	371	$4.50

Granted	286	4.38
Vested	(93)	4.90
Forfeited	(1)	4.64

Nonvested shares at January 1, 2010	563	$4.05

The total fair value of shares vested during the three months ended January 1, 2010 was $416,000. As of January 1, 2010 there was unrecognized compensation expense of $1.5 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of less than one year.
5. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
At January 1, 2010, the Company had no outstanding borrowings under the revolving credit facility.
3.75% Convertible Senior Notes due 2009
In December 2004, the Company sold $46.0 million aggregate principal amount of 3.75% convertible senior notes due 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. The notes were senior unsecured obligations of the Company, ranking equal in right of payment with all future unsecured indebtedness. The convertible senior notes had an interest rate of 3.75%, payable semiannually in arrears each May 18 and November 18.
The notes were convertible, at the option of the holder, at any time prior to maturity into shares of the Company’s common stock. If the notes had been converted, the Company had the option to elect to deliver cash in lieu of shares of its common stock or a combination of cash and shares of common stock. Effective May 13, 2005, the conversion price of the notes was adjusted to $11.55 per share of common stock, which was equal to a conversion rate of approximately 86.58 shares of common stock per $1,000 principal amount of notes. Prior to this adjustment, the conversion price applicable to the notes was $14.05 per share of common stock, which was equal to approximately 71.17 shares of common stock per $1,000 principal amount of notes. The adjustment was made pursuant to the terms of the indenture governing the notes. The conversion price was subject to further adjustment under the terms of the indenture to reflect stock dividends, stock splits, issuances of rights to purchase shares of common stock and certain other events.
In July 2008, $15.0 million of the 3.75% convertible senior notes were exchanged as discussed below. In October 2008, the Company repurchased $20.5 million aggregate principal amount of the notes due in November 2009, for $17.3 million in cash. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. During the first quarter of fiscal 2010, the 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
6.50% Convertible Senior Notes due 2013
On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013. The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.

The 6.50% convertible senior notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the notes, the Company generally has the right to deliver to the holders thereof, at the Company’s option: (i) cash; (ii) shares of the Company’s common stock; or (iii) a combination thereof. The initial conversion price of the 6.50% convertible senior notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of the Company’s common stock, and upon other events. If the Company undergoes certain fundamental changes prior to maturity of the notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their 6.50% convertible senior notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the notes into shares of its common stock and, under certain circumstances, receive additional shares of its common stock in the amount provided in the indenture.
For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of January 1, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
Impact of Adoption of New Accounting Standard
ASC 470-20, the new accounting standard for convertible debt that may be settled in cash upon conversion, changed the accounting for the Company’s convertible notes and the related debt issuance costs. Prior to the issuance of this accounting standard, the Company reported the 3.75% convertible senior notes at their principal amount of $46.0 million, less an original issuance discount of $2.1 million, in long-term debt and capitalized debt issuance costs amounting to approximately $400,000. Upon adoption of the new accounting standard as of October 3, 2009, the Company adjusted the accounting for these convertible notes and the related deferred financing costs for all prior periods since their initial issuance, as described in Note 1. The Company determined that the estimated fair value of debt instruments similar to its 3.75% convertible senior notes, without the conversion feature, was $28.4 million at the time of issuance. The resulting $17.6 million discount on the debt was amortized through interest expense over the period from December 2004 through November 2009, which represented the expected life of the debt. The equity component, recorded as additional paid-in capital, was $15.6 million as of the date of issuance, which represents the difference between the proceeds from issuance of the 3.75% senior convertible notes and the fair value of the debt as of the date of issuance. Additionally, the Company reclassified approximately $146,000 of the deferred financing costs to equity as equity issuance costs, which will not be amortized to the statement of operations.
On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013. Prior to the issuance of this accounting standard, the Company reported the 6.50% convertible senior notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of the new accounting standard as of October 3, 2009, the Company also adjusted the accounting for these convertible notes and the related deferred financing costs for all prior periods since their initial issuance. The Company determined that the estimated fair value of debt instruments similar to its 6.50% convertible senior notes, without the conversion feature, was $13.0 million at the time of issuance. The resulting $2.0 million discount on the debt will be amortized through interest expense over the period from August 2008 through August 2013, which represents the expected life of the debt. In conjunction with the exchange, the Company recorded a gain of approximately $200,000 representing the difference between the fair value of the debt component of the newly issued instrument and the book value of the old debt instrument, less unamortized issuance costs. The carrying amount of the equity component upon this exchange transaction was $2.0 million, however, there was no net charge to additional paid-in capital.

In October 2008, the Company repurchased $20.5 million aggregate principal amount of its 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. In accordance with ASC 470-20, the Company recorded a gain of $1.1 million related to these repurchases. The gain was calculated as the difference between the fair value of the liability component of the notes immediately before settlement, and the book value of the notes net of unamortized debt issuance costs. To measure the fair value of the repurchased notes as of the settlement dates, the Company calculated an implied interest rate of approximately 17% using Level 2 observable inputs. This rate was applied to the repurchased portion of the notes using the same present value technique used in the valuation performed as of the issuance date. No value was allocated to the equity component of the instrument at the time of these extinguishments.
The October 2, 2009 condensed consolidated balance sheet and the consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three months ended January 2, 2009 have been adjusted for the change in accounting principle as follows:

Consolidated Balance Sheet	As Previously
October 2, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Other assets — long term	$1,479	$(97)	$1,382
Total assets	62,560	(97)	62,463
Convertible senior notes — short term	10,486	(137)	10,349
Total current liabilities	29,472	(137)	29,335
Convertible senior notes — long term	15,000	(1,585)	13,415
Total liabilities	45,295	(1,722)	43,573
Additional paid-in capital	280,919	15,414	296,333
Accumulated deficit	(249,074)	(13,789)	(262,863)
Total stockholders’ equity	17,265	1,625	18,890
Total liabilities and stockholders’ equity	$62,560	$(97)	$62,463

Consolidated Condensed Statement of Operations	As Previously
Three months ended January 2, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Interest expense	$469	$444	$913
Other income, net	2,801	(1,759)	1,042
Loss before income taxes	(3,458)	(2,203)	(5,661)
Net loss	$(3,548)	$(2,203)	$(5,751)
Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.25)
Weighted average number of shares used in per share calculation	23,407	23,407	23,407

Consolidated Condensed Statement of Cash Flows	As Previously
Three months ended January 2, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(3,548)	$(2,203)	$(5,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(2,880)	1,759	(1,121)
Amortization of debt discount	—	446	446
Other non-cash items, net*	178	(2)	176
Net cash used in operating activities	$(3,267)	—	$(3,267)

*	Includes the amortization of debt issuance costs

The following table sets forth balance sheet information related to the notes (in thousands):

	January 1, 2010	October 2, 2009
3.75% convertible senior notes
Principal value of the liability component	$—	$10,500
Unamortized value of the liability component	—	151

Net carrying value of the liability component	$—	$10,349
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	1,487	1,585

Net carrying value of the liability component	$13,513	$13,415
The following table sets forth interest expense information related to the notes (in thousands):

	Three months ended
	January 1,	January 2,
	2010	2009
3.75% convertible senior notes
Interest expense — coupon	$48	$137
Interest expense — debt discount amortization	151	351

Total	$199	$494
Effective interest rate on the liability component for the period	14.68%	13.62%

6.50% convertible senior notes
Interest expense — coupon	$244	$244
Interest expense — debt discount amortization	98	95

Total	$342	$339
Effective interest rate on the liability component for the period	9.12%	9.04%
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
7. Special Charges
Special charges consists of restructuring charges totaling $860,000 in the first quarter of fiscal 2010 and $2.3 million in the first quarter of fiscal 2009.
Restructuring Charges
Mindspeed First Quarter Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, the Company announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first quarter of fiscal 2010, the Company incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at its Newport Beach, California headquarters. The Company does not expect to incur any significant additional expenses related to this plan in future periods.

Activity and liability balances related to the Company’s first quarter of fiscal 2010 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(70)	(195)	(265)

Restructuring balance, January 1, 2010	$217	$378	$595

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
Mindspeed Second Quarter Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, the Company announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of its Dubai facility. During fiscal 2009, the Company incurred special charges of $1.1 million in connection with this restructuring, primarily related to severance costs for affected employees. This restructuring plan is complete and the Company does not expect to incur significant additional expenses related to this restructuring plan in future periods.
Activity and liability balances related to the Company’s second quarter fiscal 2009 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(19)	—	(19)

Restructuring balance, January 1, 2010	$59	$—	$59

The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. This restructuring plan is complete and the Company does not expect to incur significant additional expenses related to this restructuring plan in future periods.
Activity and liability balances related to the Company’s first quarter fiscal 2009 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(60)	(48)	(108)

Restructuring balance, January 1, 2010	$227	$38	$265

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and the first quarter of fiscal 2010. The remaining accrued restructuring balance related to these plans is $6,000 at January 1, 2010.
8. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the three months ended January 1, 2010 and January 2, 2009 rent and operating expenses paid to Conexant were $1.5 million and $1.3 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended October 2, 2009.
Overview
Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes today’s separate, but interrelated and converging, enterprise, broadband access, metropolitan and wide area networks. Our products are classified into three focused product families: multiservice access; high-performance analog; and wide area networking. Our multiservice access digital signal processor (DSP) products include ultra-low-power multi-core DSP system-on-a-chip products for carrier-class triple-play edge gateways, metro trunking gateways and voice-over-IP (VoIP) and multi-play service platforms in the carrier infrastructure. Our multiservice access products are also used in broadband customer premises equipment (CPE) gateways and other equipment that carriers are deploying in order to deliver voice, data and video services to residential subscribers. Our high-performance analog products include high-density crosspoint switches, optical drivers and other devices, plus timing, equalization and signal-conditioning solutions for next-generation fiber access networks, including Ethernet passive optical networking (EPON) equipment. Our high-performance analog technology also helps address switching, timing and signal-conditioning challenges being used in enterprise storage equipment, and is helping to drive the broadcast-video network transition to 3G high-definition transmission. Our wide area networking (WAN) communications products include a broad portfolio for legacy requirements in the existing circuit-switched network, as well as emerging 3G wireless backhaul applications.
Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including voice and media gateways, high-speed routers, switches, access multiplexers, cross-connect systems, add-drop multiplexers, digital loop carrier equipment, IP private branch exchanges, optical modules, broadcast video systems and wireless basestation equipment. Service providers use this equipment for:
•	packet processing in high-speed multiservice access applications, including advanced VoIP and triple-play (voice, data and video) service delivery;
•
high-speed analog transmission and switching for next-generation optical networking, enterprise storage and broadcast video transmission applications, with difficult switching, timing and synchronization requirements; and

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 44% of our revenues for the first quarter of fiscal 2010 and 49% of our revenues for the first quarter of fiscal 2009. Our revenue is diversified globally, with 77% of revenue in the first quarter of fiscal 2010 coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom and China Unicom. In the first quarter of fiscal 2010, 29% of our revenue was derived from China.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $12.6 million on research and development in the first quarter of fiscal 2010 and $13.3 million in the first quarter of fiscal 2009. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, plus high-performance analog applications, such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for basestation processing and backhaul applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.
We are dependent upon third parties for the development, manufacturing, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent upon our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of other clients that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, revenue recognition, stock-based compensation, income taxes, assumptions used to measure the fair value of the debt component of our senior convertible notes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
Revenue Recognition — Our products are often integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements through our maintenance contracts for many of our products. Accordingly, we account for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software Revenue Recognition, and all related interpretations. For sales of products where software is not included or is incidental to the equipment, we apply the provisions of ASC 605, Revenue Recognition, and all related interpretations.

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
We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor, and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 2 to our consolidated financial statements.
We recognize revenues from other distributors at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed or determinable and the amount of future returns can be reasonably estimated and accrued.
Revenue from the sale and license of intellectual property is recognized when the above mentioned four revenue recognition criteria are met. Development revenue is recognized when services are performed and customer acceptance has been received and was not significant for any of the periods presented.

Deferred Income Taxes and Uncertain Tax Positions — We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient positive evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We follow ASC 740, Income Taxes, for the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, ASC or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our consolidated financial statements.
On October 3, 2009, we adopted ASC 470-20, for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), formerly FASB Staff Position APB 14-1. This standard required retrospective adjustments to prior period financial statements to conform with current period accounting treatment. Accordingly, our prior period financial statements have been adjusted. ASC 420 requires that convertible debt instruments that may be settled in cash be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 5 to our consolidated financial statements for additional information on the adoption of this accounting standard.
On October 3, 2009, we adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This authoritative guidance provides that before the completion of an award’s requisite service period, all outstanding awards that contain rights to nonforfeitable dividends in undistributed earnings with common stock are participating securities and shall be included in the computation of earnings per share. We determined that a limited number of its instruments granted in share-based payment transactions contained rights to nonforfeitable dividends in undistributed earnings. During the first quarter of fiscal 2010, we amended the related instruments’ plan documents to eliminate this provision and therefore no longer have any instruments subject to this authoritative guidance. We have determined that there is no impact to our presentation of earnings per share in any historical periods by including the limited number of applicable instruments prior to this plan amendment.
In September 2006, the FASB issued provisions under ASC 820-10, Fair Value Measurements and Disclosures, in order to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. In February 2008, the FASB released additional guidance under ASC 820-10, which delayed the effective date of the September 2006 provisions for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Consistent with the February 2008 updates, we elected to defer the adoption of the September 2006 provisions for nonfinancial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. We adopted ASC 820-10 for non-financial assets and liabilities on October 3, 2009. Our adoption did not have a material impact on our consolidated financial statements.

Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended
	January 1,		January 2,
($ in millions)	2010	Change	2009
Multiservice access DSP products	$13.9	29%	$10.8
High-performance analog products	11.6	10%	10.5
WAN communications products	11.5	80%	6.4
Intellectual property	—	(100)%	3.0

Net revenues	$37.0	21%	$30.7

The 21% increase in our net revenues for the fiscal 2010 first quarter compared to the comparable fiscal 2009 period mainly reflects higher sales volume in all three of our product families, partially offset by lower revenues from the sale and licensing of intellectual property. Net revenues from our multiservice access DSP products increased $3.1 million, or 29%, mainly reflecting an increase in shipments in our CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Net revenues from our high-performance analog products increased $1.1 million, or 10%, when comparing the first quarter of fiscal 2010 to the first quarter of fiscal 2009. Within high-performance analog, we benefited from increased demand for our physical media devices, which are used in equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products increased $5.1 million, or 80%, mainly reflecting an increase in demand in North America and Europe, particularly with respect to our network processor products.
Gross Margin

	Three months ended
	January 1,		January 2,
($ in millions)	2010	Change	2009
Gross margin	$23.6	12%	$21.0
Percent of net revenues	64%		68%
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc and Advanced Semiconductor Engineering, Inc. (ASE)) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.
Our gross margin for the first quarter of fiscal 2010 increased $2.6 million over our gross margin for the first quarter of fiscal 2009, principally reflecting an increase in product sales. Gross margin as a percent of net revenues decreased from 68% in the first quarter of fiscal 2009 to 64% in the first quarter of fiscal 2010. The decrease is primarily attributed to a drop in revenues associated with the sale or licensing of intellectual property, which have little associated cost. The gross margin benefit as a percent of net revenues from the sale of or licensing of intellectual property recorded in the first quarter of fiscal 2009 was 3.3%. Also contributing to the decrease in gross margin as a percent of net revenues are product mix changes.
Our gross margin benefited from the sale of inventories with an original cost of $0.5 million in the first quarter of fiscal 2010 and $0.6 million in the first quarter of fiscal 2009 that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. As of January 1, 2010, we continued to hold inventories with an original cost of $3.3 million which were previously written down to zero in 2001. We currently intend to hold these remaining inventories and will sell these inventories if we continue to experience a renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margin will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

Research and Development

	Three months ended
	January 1,		January 2,
($ in millions)	2010	Change	2009
Research and development	$12.6	(5)%	$13.3
Percent of net revenues	34%		43%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $756,000 decrease in R&D expenses for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 reflects a $225,000 decrease in compensation and personnel-related costs, a $161,000 decrease in the cost of our facilities, mainly due to restructuring activities we have conducted over the last 12 months, and a decrease of $291,000 related to a reduction in the cost of engineering hardware and software.
Selling, General and Administrative

	Three months ended
	January 1,		January 2,
($ in millions)	2010	Change	2009
Selling, general and administrative	$9.6	(14)%	$11.1
Percent of net revenues	26%		36%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The $1.5 million decrease in our SG&A expenses for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 reflects a $1.0 million decrease in compensation and personnel-related costs, including cash bonuses. In addition, the costs associated with our facilities have decreased $83,000, commissions paid to our sales representatives have decreased $121,000 and telecom related costs have decreased $114,000. These cost reductions are mainly due to restructuring activities we have conducted over the last 12 months.
Special Charges
Special charges consists of restructuring charges totaling $860,000 in the first quarter of fiscal 2010 and $2.3 million in the first quarter of fiscal 2009. The increase in special charges between the first quarter of fiscal 2010 and the first quarter of fiscal 2009 is a result of the restructuring plan in the first quarter of fiscal 2009 being larger in scope than the restructuring plan in the first quarter of fiscal 2010.
Restructuring Charges
Mindspeed First Quarter of Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, we announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first quarter of fiscal 2010, we incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at our Newport Beach, California headquarters. We do not expect to incur any significant additional expenses related to this plan in future periods.

Activity and liability balances related to our first quarter of fiscal 2010 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(70)	(195)	(265)

Restructuring balance, January 1, 2010	$217	$378	$595

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
Mindspeed Second Quarter of Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, we announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. During fiscal 2009, we incurred special charges of $1.1 million in connection with this restructuring, primarily related to severance costs for affected employees. This restructuring plan is complete and we do not expect to incur significant additional expenses related to this restructuring plan in future periods.
Activity and liability balances related to our second quarter of fiscal 2009 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(19)	—	(19)

Restructuring balance, January 1, 2010	$59	$—	$59

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2010.
Mindspeed First Quarter Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce, we recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. This restructuring plan is complete and we do not expect to incur significant additional expenses related to this restructuring plan in future periods.
Activity and liability balances related to our first quarter of fiscal 2009 restructuring plan through January 1, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(60)	(48)	(108)

Restructuring balance, January 1, 2010	$227	$38	$265

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and the first quarter of fiscal 2010. The remaining accrued restructuring balance related to these plans is $6,000 at January 1, 2010.

Interest Expense

	Three months ended
	January 1,	January 2,
($ in millions)	2010	2009
Interest expense	$(0.6)	$(0.9)
Interest expense mainly represents interest on our convertible senior notes. Interest expense decreased $0.3 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease was primarily the result of lower overall debt balances due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes, which matured in November 2009. Our adoption of ASC 470-20 added non-cash interest expense of $235,000 for the first quarter of fiscal 2010 and $447,000 for first quarter of fiscal 2009. See Notes 1 and 5 to our consolidated financial statements for further information related to this adoption.
Other Income, Net

	Three months ended
	January 1,	January 2,
($ in millions)	2010	2009
Other income, net	$—	$1.0
Other income principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments. The $1.0 million decrease in other income in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 principally reflects the $1.1 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million, which occurred in the first quarter of fiscal 2009.
Provision for Income Taxes
Our provision for income taxes for the first quarters of fiscal 2010 and 2009 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first quarters of fiscal 2010 and 2009 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for those periods and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. We expect that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of January 1, 2010, our cash and cash equivalents totaled $11.5 million. Our working capital at January 1, 2010 was $14.8 million. As of October 2, 2009, our cash and cash equivalents totaled $20.9 million and working capital was $14.2 million. The decrease in cash and cash equivalents from October 2, 2009 to January 1, 2010 is primarily a result of the repayment of the outstanding $10.5 million of our 3.75% convertible senior notes.
In order to regain and sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions, including one in the first quarter of fiscal 2010, which have improved our operating expense structure. We will continue to assess the need to perform additional actions, if necessary. These expense reductions alone may not allow us to return to the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or we may be unable to sustain past and future expense reductions in subsequent periods. We may not be able to regain or sustain profitability.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% senior convertible notes, and we have no other principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.
Cash generated by operating activities was $2.0 million for the first quarter of fiscal 2010 compared to cash used in operating activities of $3.3 million for the first quarter of fiscal 2009. Operating cash flows for the first quarter of fiscal 2010 reflect our net loss of $160,000, which consists of non-cash charges (depreciation and amortization, restructuring charges, stock-based compensation expense, inventory provisions, amortization of debt discount and other) of $4.6 million, and net working capital changes of approximately $2.5 million. Operating cash flows for the first quarter of fiscal 2009 reflect our net loss of $5.8 million, which consists of non-cash charges (depreciation and amortization, restructuring charges, stock-based compensation expense, inventory provisions, gain on debt extinguishment, amortization of debt discount and other) of $4.9 million and net working capital changes of approximately $2.4 million.
The significant components of our $2.5 million net working capital change in the first quarter of fiscal 2010 include a $5.1 million increase in accounts receivable, which is due to both the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 31 days in the first quarter of fiscal 2010. In addition, our balance in deferred income on sales to distributors increased $2.5 million during the first quarter of fiscal 2010 due to our distributors ordering a significant amount of inventory toward the end of our first fiscal quarter.
Cash used in investing activities of $808,000 for the first quarter of fiscal 2010 consisted of the payments for capital expenditures. Cash used in investing activities of $2.2 million for the first quarter of fiscal 2009 also consisted of the payments for capital expenditures.
Cash used in financing activities of $10.6 million for the first quarter of fiscal 2010 principally consisted of $10.5 million used to retire the remaining principle amount of our 3.75% convertible senior notes which matured in November 2009. Cash used in financing activities of $17.6 million for the first quarter of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $244,000 of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.50% convertible senior notes.
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
As of January 1, 2010, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.
3.75% Convertible Senior Notes due 2009
In December 2004, we sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Our adoption of ASC 470-20 changed the accounting for these convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the 3.75% convertible senior notes at their principal amount of $46.0 million, less an original issuance discount of $2.1 million, in long-term debt and capitalized debt issuance costs amounting to approximately $400,000. Upon adoption of ASC 470-20, we adjusted the accounting for the convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in December 2004. We recorded a discount on the convertible senior notes in the amount of $17.6 million as of the date of issuance, which was amortized over the five year period from December 2004 through November 2009. See Notes 1 and 5 to our consolidated financial statements for further information on this adoption.
In July 2008, we entered into separate exchange agreements with certain holders of our 3.75% convertible senior notes due 2009, pursuant to which holders of an aggregate of $15.0 million of these notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013. In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for $17.3 million in cash. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. During the first quarter of fiscal 2010, our 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
6.50% Convertible Senior Notes due 2013
We issued the convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.
The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the notes. At January 1, 2010, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
The 6.50% convertible senior notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the notes, we generally have the right to deliver to the holders thereof, at our option: (i) cash; (ii) shares of our common stock; or (iii) a combination thereof. The initial conversion price of the notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock, and upon other events. If we undergo certain fundamental changes prior to maturity of the notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their 6.50% convertible senior notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the notes into shares of our common stock and, under certain circumstances, receive additional shares of our common stock in the amount provided in the indenture.

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of January 1, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder.
Our adoption of ASC 470-20 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013. See Notes 1 and 5 to our consolidated financial statements for further information on this adoption.
Conexant Warrant
On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution to Conexant stockholders of all outstanding shares of common stock of our company, its wholly owned subsidiary. Following the distribution, we began operations as an independent, publicly held company.
In the distribution, we issued to Conexant a warrant to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from the offering of common stock that we completed in fourth quarter fiscal 2009), exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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
At January 1, 2010, our cash and cash equivalents consisted solely of cash. We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk. As of January 1, 2010, the carrying value of our cash and cash equivalents approximated fair value.
At January 1, 2010, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at fixed rate of 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase depending on the amount of outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of January 1, 2010, any change in the prime interest rate would have no effect on our obligations under the credit facility.
Foreign Exchange Risk
We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At January 1, 2010, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at January 1, 2010, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2010. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 1, 2010, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Although we generated $2.0 million in cash through operating activities during the first quarter of fiscal 2010, we used $5.4 million cash in operating activities during fiscal 2009. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property. As of January 1, 2010, our cash and cash equivalents totaled $11.5 million. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% convertible senior notes, and we have no other principal payments on debt due in the next 12 months. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property and our existing line of credit with Silicon Valley Bank, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, this may not be the case. If we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

We have incurred operating losses in the past and we may incur losses in future periods.
We incurred a net loss of $160,000 in the first quarter of fiscal 2010 and have incurred significant losses in prior periods. We may continue to incur losses and negative cash flows in future periods.
In order to regain and sustain profitability and positive cash flows from operations, we must further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions which have improved our operating cost structure, including a restructuring plan implemented in the first quarter of fiscal 2010. We will continue to assess the need to perform additional actions, when necessary. These expense reductions alone may not allow us to return to profitability, or to sustain the profitability we achieved in the fourth quarter of fiscal 2008. Our ability to achieve the necessary revenue growth to return to profitability will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may not be successful in achieving the necessary revenue growth or the expected expense reductions. Moreover, we may be unable to sustain past or expected future expense reductions in subsequent periods. We may not be able to regain profitability or sustain the profitability we achieved in prior periods.
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
In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If we do not meet the requirements for continued quotation on the Nasdaq Global Market (NASDAQ), our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 79% of our net revenues for the first quarter of fiscal 2010 and 66% of our net revenues for the first quarter of fiscal 2009. China is a particularly important international market for us, as more than 29% of our first quarter fiscal 2010 revenue came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:
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

•
existing or future environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the contents of our products, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety;

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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 44% of our revenues for the first quarter of fiscal 2010 and 49% of our revenues for the first quarter of fiscal 2009.
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
Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from our common stock offering completed in the fourth quarter of fiscal 2009), exercisable through June 27, 2013, representing approximately 16% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. At January 1, 2010, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 3, 2009 to October 30, 2009	—		$—	—	—
October 31, 2009 to November 27, 2009	7,749	(a)	3.56	—	—
November 28, 2009 to January 1, 2010	—		—	—	—

	7,749		$3.56	—	—

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

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3
Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4
Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

4.1
Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2
Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3
First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4
Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5
Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

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

4.8
Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

*10.1	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.

*10.2
Summary of Mindspeed Technologies, Inc. Fiscal Year 2010 Cash Bonus Plan, as set forth in the Registrant’s Current Report on Form 8-K dated December 16, 2009, is incorporated herein by reference (SEC File No. 001-31650).

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

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: February 9, 2010	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

10.1	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.