Form 10-Q
period 2010-04-02
MINDSPEED TECHNOLOGIES, INC
filed 2010-05-11
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2010 was 31,931,692.

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

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;
•	our belief that we are well-situated in China and that fiber deployments are being rolled out by the country’s major telecommunications carriers;
•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;
•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;
•	our ability to achieve design wins and convert design wins into revenue;
•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;
•	the impact of changes in customer purchasing activities, inventory levels and inventory management practices;
•	the challenges of shifting any operations or labor offshore, including the likelihood of competition in offshore markets for qualified personnel;
•	our ability to achieve revenue growth, sustain profitability and positive cash flows from operations;
•	our anticipation that we will not pay a dividend in the foreseeable future;
•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;
•	the continuation of a trend toward industry consolidation and the effect it could have on our operating results;
•
the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

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
•
the value of our intellectual property, and our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property and our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property;

•	market demand for our new and existing products and our ability to increase our revenues;
•	our intentions with respect to inventories that were previously written down and the effects on future demand and market conditions on inventory write-downs;
•	our beliefs regarding the end-markets for sales of products to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region;
•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad;
•	our expectations regarding fluctuations in our growth patterns;
•	the effects of the recent healthcare legislation on our business; and
•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	fluctuations in our operating results and future operating losses;
•	worldwide political and economic uncertainties and specific conditions in the markets we address;
•	fluctuations in the price of our common stock;
•	constraints in the supply of wafers and other product components from our third-party manufacturers;
•	cash requirements and terms and availability of financing;
•	loss of or diminished demand from one or more key customers or distributors;
•	our ability to attract and retain qualified personnel;
•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;
•	pricing pressures and other competitive factors;
•	successful development and introduction of new products;
•	order and shipment uncertainty;
•	our ability to obtain design wins and develop revenues from them;
•	lengthy sales cycles;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;
•	product defects and bugs;
•	business acquisitions and investments; and
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	April 2,	October 2,
	2010	2009
		As Adjusted-
		Note 4
ASSETS
Current Assets
Cash	$31,348	$20,891
Receivables, net of allowance for doubtful accounts of $189 and $144 at April 2, 2010 and October 2, 2009, respectively	14,971	7,662
Inventories	7,485	10,902
Deferred tax assets — current	1,402	1,574
Prepaid expenses and other current assets	2,792	2,529

Total current assets	57,998	43,558
Property, plant and equipment, net	11,717	11,018
License agreements, net	6,993	6,505
Other assets	1,228	1,382

Total assets	$77,936	$62,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,681	$6,338
Accrued compensation and benefits	6,146	5,788
Accrued income tax	348	525
Deferred income on sales to distributors	4,730	2,604
Deferred revenue	784	1,106
Restructuring	479	448
Convertible senior notes — short term	—	10,349
Other current liabilities	2,746	2,177

Total current liabilities	21,914	29,335
Convertible senior notes — long term	13,611	13,415
Other liabilities	1,372	823

Total liabilities	36,897	43,573

Commitments and contingencies (Note 5)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,902 (April 2, 2010) and 28,756 (October 2, 2009) issued and outstanding shares	319	288
Additional paid-in capital	315,794	296,333
Accumulated deficit	(259,884)	(262,863)
Accumulated other comprehensive loss	(15,190)	(14,868)

Total stockholders’ equity	41,039	18,890

Total liabilities and stockholders’ equity	$77,936	$62,463

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		As Adjusted-		As Adjusted-
		Note 4		Note 4
Net revenues:
Products	$40,253	$26,533	$77,279	$54,264
Intellectual property	—	2,000	—	5,000

Total net revenues	40,253	28,533	77,279	59,264
Cost of goods sold (including impairments and other charges of $3,667 in the three and six months ended April 3, 2009)	14,333	14,530	27,796	24,279

Gross margin	25,920	14,003	49,483	34,985

Operating expenses:
Research and development	12,221	13,100	24,809	26,444
Selling, general and administrative	10,391	10,702	20,025	21,825
Special charges	(71)	4,582	789	6,887

Total operating expenses	22,541	28,384	45,623	55,156

Operating income/(loss)	3,379	(14,381)	3,860	(20,171)

Interest expense	(394)	(675)	(1,024)	(1,588)
Other income, net	196	415	201	1,457

Income/(loss) before income taxes	3,181	(14,641)	3,037	(20,302)

Provision for income taxes	42	172	58	262

Net income/(loss)	$3,139	$(14,813)	$2,979	$(20,564)

Net income/(loss) per share:

Basic	$0.11	$(0.63)	$0.10	$(0.88)

Diluted	$0.10	$(0.63)	$0.10	$(0.88)

Weighted-average number of shares used in per share computation:

Basic	29,362	23,573	28,931	23,490

Diluted	30,687	23,573	29,922	23,490
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six months ended
	April 2,	April 3,
	2010	2009
		As Adjusted-
		Note 4
Cash Flows From Operating Activities
Net income/(loss)	$2,979	$(20,564)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,865	3,124
Asset impairments	—	5,498
Special charges	789	4,022
Stock-based compensation	2,217	1,494
Inventory provisions	1,025	1,279
Gain on debt extinguishment	—	(1,121)
Amortization of debt discount on convertible senior notes	347	778
Other non-cash items, net	215	78
Changes in assets and liabilities:
Receivables	(7,398)	7,245
Inventories	2,392	703
Accounts payable	111	(5,662)
Deferred income on sales to distributors	2,126	(1,124)
Restructuring	(770)	(1,937)
Accrued expenses and other current liabilities	334	(1,378)
Other	(531)	291

Net cash provided by/(used in) operating activities	6,701	(7,274)

Cash Flows From Investing Activities
Capital expenditures	(3,047)	(3,592)

Net cash used in investing activities	(3,047)	(3,592)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	18,300	—
Offering costs from sale of equity	(1,307)	—
Extinguishment of convertible debt	(10,500)	(17,320)
Payments made on capital lease obligations	(249)	—
Borrowings under line of credit	7,000	—
Payments made on line of credit	(7,000)	—
Debt issuance costs	—	(256)
Exercise of stock options and warrants	474	—

Net cash provided by/(used in) financing activities	6,718	(17,576)

Effect of foreign currency exchange rates on cash	85	(23)

Net increase/(decrease) in cash	10,457	(28,465)
Cash at beginning of period	20,891	43,033

Cash at end of period	$31,348	$14,568

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
Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2010 and 2009 ended on April 2, 2010 and April 3, 2009, respectively.
Recent Accounting Standards — On October 3, 2009, the Company adopted ASC 470-20, for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), formerly FASB Staff Position APB 14-1. This standard required retrospective adjustments to prior period financial statements to conform with the current accounting treatment. Accordingly, the Company’s prior period financial statements have been adjusted. ASC 470-20 requires that convertible debt instruments that may be settled in cash be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 4 for additional information on the adoption of this accounting standard.
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
Income Taxes — The provision for income taxes for the six months ended April 2, 2010 and April 3, 2009 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the first six months of fiscal 2010, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Per Share Information — Basic income/(loss) per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes and unvested restricted stock units. The dilutive effect of stock options, warrants and unvested restricted stock units is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options, warrants and vesting of restricted stock units would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under the provision of ASC 718, Compensation — Stock Compensation
For the three and six months ended April 2, 2010, potentially dilutive securities consisted of stock options and restricted stock and resulted in an upward adjustment to weighted average number of shares outstanding of 1.3 million and 1.0 million, respectively. Stock options, warrants and convertible senior notes to purchase approximately 13.0 million shares and 13.3 million shares for the three months and six months ended April 2, 2010, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Because the Company incurred a net loss in first three and six months ended April 3, 2009, the potential dilutive effect of the Company’s outstanding stock options, warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were anti-dilutive.
Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and trade accounts receivable. Cash consists of demand deposits maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition.

The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Six months ended
	April 2,	April 3,
	2010	2009
Customer A	18%	18%
Customer B	13%	13%
Customer C	11%	8%
Customer D	9%	13%
The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	April 2,	October 2,
	2010	2009
Customer A	26%	19%
Customer B	4%	10%
Customer C	20%	6%
Customer E	6%	10%
Supplemental Cash Flow Information — Interest paid for the six months ended April 2, 2010 and April 3, 2009 was $719,000 and $842,000, respectively. Income taxes paid, net of refunds received, for the six months ended April 2, 2010 and April 3, 2009 were $64,000 and $369,000, respectively. Non-cash investing activities in the first six months of fiscal 2010 consisted of the license of $192,000 of intellectual property on account, and the purchase of $840,000 of equipment through capital leasing arrangements. Non-cash investing activities in the first six months of fiscal 2009 consisted of the purchase of $1.0 million of property and equipment from suppliers on account, as well as the license of $2.1 million of intellectual property on account.
2. Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	April 2,	October 2,
	2010	2009
Work-in-process	$2,989	$4,124
Finished goods	4,496	6,778

Total inventories	$7,485	$10,902

During the six months ended April 2, 2010 and April 3, 2009, the Company’s gross margin included a benefit of approximately $877,000 and $1.0 million, respectively, from the sale of inventory that had been written down to a zero cost basis during fiscal 2001. As of April 2, 2010, the Company continued to hold inventories with an original cost of $2.8 million, which were written down to a zero cost basis during fiscal 2001.
Deferred Income on Shipments to Distributors
Deferred income on shipments to distributors is as follows (in thousands):

	April 2,	October 2,
	2010	2009
Deferred revenue on shipments to distributors	$5,179	$2,984
Deferred cost of inventory on shipments to distributors	(499)	(422)
Reserves	50	42

Deferred income on sales to distributors	$4,730	$2,604

Comprehensive Income/(Loss)
Comprehensive income/(loss) is as follows (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		As Adjusted-		As Adjusted-
		Note 4		Note 4
Net income/(loss)	$3,139	$(14,813)	$2,979	$(20,564)
Foreign currency translation adjustments, net of tax	(231)	(293)	(323)	(634)

Comprehensive income/(loss)	$2,908	$(15,106)	$2,656	$(21,198)

Comprehensive income/(loss) at April 2, 2010 and April 3, 2009 consist of net income/(loss) and accumulated foreign currency translation adjustments.
Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Multiservice access DSP products	$16,168	$10,781	$30,123	$21,570
High-performance analog products	13,531	8,162	25,111	18,681
WAN communications products	10,554	7,590	22,045	14,013
Intellectual property	—	2,000	—	5,000

Total net revenues	$40,253	$28,533	$77,279	$59,264

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Americas	$7,888	$8,734	$16,506	$21,053
Asia-Pacific	28,857	16,266	54,913	31,197
Europe, Middle East and Africa	3,508	3,533	5,860	7,014

Total net revenues	$40,253	$28,533	$77,279	$59,264

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
As a result of the Company’s history of operating losses and of the uncertainty regarding future operating results, no income tax benefits have been recognized for any U.S. federal and state operating losses—including those related to stock-based compensation expense. The Company does not expect to recognize any income tax benefits relating to its operating losses until it determines that such tax benefits are more likely than not to be realized.

The fair value of stock options awarded during the six months ended April 2, 2010 and April 3, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Six months ended
	April 2,	April 3,
	2010	2009
Weighted-average fair value of options granted	$2.92	$0.63

Weighted-average assumptions:
Expected option life	2.7 years	3.3 years
Risk-free interest rate	1.3%	1.3%
Expected volatility	95%	82%
Dividend yield	—	—
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
Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Cost of goods sold	$38	$14	$70	$49
Research and development	198	100	505	440
Selling, general and administrative	1,041	413	1,642	1,005

Total stock-based compensation expense	$1,277	$527	$2,217	$1,494

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 10, 2010, the stockholders of the Company approved a plan amendment, which increased the number of shares authorized for issuance under the Directors Stock Plan to 438,000. The authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan is approximately 6.7 million shares. As of April 2, 2010, an aggregate of 1.2 million shares of the Company’s common stock were available for issuance under these plans.
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

At the Company’s annual meeting of stockholders held on March 10, 2010, the Company received approval of an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The first offering period under this plan will begin during the third quarter of fiscal 2010.
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
The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 2, 2009	3,128	$6.48	4.9 years

Granted	508	5.05
Exercised	(136)	3.63
Forfeited or expired	(85)	9.55

Outstanding at April 2, 2010	3,415	6.24	4.9 years

Exercisable at end of period	1,431	$10.80	2.6 years
As of April 2, 2010, there was unrecognized compensation expense of $2.5 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.5 years. The aggregate intrinsic value of options outstanding and options exercisable as of April 2, 2010 was $11.0 million and $1.1 million, respectively.
On March 10, 2010, the Company amended the terms of options to acquire an aggregate of 166,455 shares of the Company’s common stock held by the Company’s Chairman of the Board. The stock options were originally issued in connection with the Distribution, as discussed in Note 1, and were scheduled to expire on March 31, 2010. In recognition of past and continuing contributions to the Company’s business, the Company extended the exercisability period of these stock options until the earlier of: (i) 90 days following his resignation, retirement or removal from the Board; and (ii) scheduled expiration dates through November 2012. Except for the amendments to the exercisability period of the stock options, the stock options will continue to be governed by their original terms and conditions. Modification of these options resulted in $397,000 of stock compensation expense recorded in the second quarter of fiscal 2010. Valuation of this modification was based on the Hull-White Lattice valuation model, which measured the incremental change in the value of these options as a result of the modification.

Stock Awards
The Company’s stock incentive plans also provide for awards of restricted and unrestricted shares of common stock and other stock-based incentive awards and from time to time the Company has used stock awards for incentive or retention purposes.
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
On March 10, 2010, the Company granted awards of 190,000 shares of unrestricted stock to certain executive officers of the Company, with vesting subject to satisfaction of specific performance conditions. These awards begin to vest on the date when the average of the closing price of the Company’s common stock over a consecutive 20-day trading period reaches certain minimum amounts. On each vesting trigger date, 8.33% of the shares of common stock underlying these awards will vest for each completed three (3) month period from the grant date to the vesting trigger date. An additional 8.33% of the shares of common stock underlying these awards will vest on each three (3) month anniversary date of the vesting trigger date. If the vesting trigger price is not achieved prior to the three (3) year anniversary date of the grant date, these awards will be forfeited. These unrestricted stock awards were valued using the Monte Carlo simulation model, which estimates value based on the probability of vesting achievement.
The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 2, 2009	371	$4.50

Granted	708	6.75
Vested	(202)	5.08
Forfeited	(11)	2.98

Nonvested shares at April 2, 2010	866	$6.88

The total fair value of shares vested during the six months ended April 2, 2010 was $1.2 million. As of April 2, 2010 there was unrecognized compensation expense of $2.7 million related to unvested stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.
4. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
At April 2, 2010, the Company had no outstanding borrowings under the revolving credit facility.
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
For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of April 2, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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
On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013. Prior to the issuance of this accounting standard, the Company reported the 6.50% convertible senior notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of the new accounting standard as of October 3, 2009, the Company also adjusted the accounting for these convertible notes and the related deferred financing costs for all prior periods since their initial issuance. The Company determined that the estimated fair value of debt instruments similar to its 6.50% convertible senior notes, without the conversion feature, was $13.0 million at the time of issuance. The resulting $2.0 million discount on the debt will be amortized through interest expense over the period from August 2008 through August 2013, which represents the expected life of the debt. In conjunction with the exchange, the Company recorded a gain of approximately $200,000 representing the difference between the fair value of the debt component of the newly issued instrument and the book value of the old debt instrument, less unamortized issuance costs. The carrying amount of the equity component upon this exchange transaction was $2.0 million; however, there was no net change to additional paid-in capital.
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
The October 2, 2009 condensed consolidated balance sheet, the consolidated condensed statement of operations for the three and six months ended April 3, 2009, and the consolidated condensed statement of cash flows for the six months ended April 3, 2009 have been adjusted for the change in accounting principle as follows:

Consolidated Balance Sheet	As Previously
October 2, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Other assets — long term	$1,479	$(97)	$1,382
Total assets	62,560	(97)	62,463
Convertible senior notes — short term	10,486	(137)	10,349
Total current liabilities	29,472	(137)	29,335
Convertible senior notes — long term	15,000	(1,585)	13,415
Total liabilities	45,295	(1,722)	43,573
Additional paid-in capital	280,919	15,414	296,333
Accumulated deficit	(249,074)	(13,789)	(262,863)
Total stockholders’ equity	17,265	1,625	18,890
Total liabilities and stockholders’ equity	$62,560	$(97)	$62,463

Consolidated Condensed Statement of Operations	As Previously
Three months ended April 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Interest expense	$433	$242	$675
Loss before income taxes	(14,399)	(242)	(14,641)
Net loss	$(14,571)	$(242)	$(14,813)
Net loss per share, basic and diluted	$(0.62)	$(0.01)	$(0.63)
Weighted average number of shares used in per share calculation	23,573		23,573

Consolidated Condensed Statement of Operations	As Previously
Six months ended April 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Interest expense	$902	$686	$1,588
Other income, net	3,216	(1,759)	1,457
Loss before income taxes	(17,857)	(2,445)	(20,302)
Net loss	$(18,119)	$(2,445)	$(20,564)
Net loss per share, basic and diluted	$(0.77)	$(0.11)	$(0.88)
Weighted average number of shares used in per share calculation	23,490		23,490

Consolidated Condensed Statement of Cash Flows	As Previously
Six months ended April 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(18,119)	$(2,445)	$(20,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(2,880)	1,759	(1,121)
Amortization of debt discount	—	778	778
Other non-cash items, net*	170	(92)	78
Net cash used in operating activities	$(7,274)	—	$(7,274)

*	Includes the amortization of debt issuance costs
The following table sets forth balance sheet information related to the notes (in thousands):

	April 2, 2010	October 2, 2009
3.75% convertible senior notes
Principal value of the liability component	$—	$10,500
Unamortized value of the liability component	—	151

Net carrying value of the liability component	$—	$10,349
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	1,389	1,585

Net carrying value of the liability component	$13,611	$13,415

The following table sets forth interest expense information related to the notes (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
3.75% convertible senior notes
Interest expense — coupon	$—	$98	$48	$235
Interest expense — debt discount amortization	—	237	151	588

Total	$—	$335	$199	$823
Effective interest rate on the liability component for the period	—	12.76%	14.68%	13.26%

6.50% convertible senior notes
Interest expense — coupon	$244	$244	$488	$488
Interest expense — debt discount amortization	99	95	197	190

Total	$343	$339	$685	$678
Effective interest rate on the liability component for the period	9.15%	9.04%	9.13%	9.04%
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
6. Asset Impairments and Other Charges
There were no asset impairments included within cost of goods sold for the three and six months ended April 2, 2010. Included within cost of goods sold for the three months and six months ended April 3, 2009 are asset impairments and other charges totaling $3.7 million. These charges include a $2.3 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications, Inc. which occurred in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.
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
7. Special Charges
Special charges consists of the following (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Asset impairments	$—	$2,865	$—	$2,865
Restructuring charges	(71)	1,717	789	4,022

Total special charges	$(71)	$4,582	$789	$6,887

Asset Impairments
There were no asset impairments included within special charges for the three and six months ended April 2, 2010. In addition to the $3.7 million in asset impairments and other charges included within cost of goods sold discussed in Note 6, in the second quarter of fiscal 2009, the Company recorded asset impairment charges of $2.9 million. Included in this amount are asset impairment charges of approximately $500,000 related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, the Ample reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that the Company believes was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, the Ample reporting unit experienced a significant decline in market value. As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, the Company performed an assessment of goodwill for impairment. Based on the results of its assessment of goodwill for impairment, the Company determined that the carrying value of the Ample reporting unit exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample reporting unit and the Company impaired the entire goodwill balance of $2.4 million.
Restructuring Charges
Mindspeed First Quarter Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, the Company announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first six months of fiscal 2010, the Company incurred special charges of $789,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at its Newport Beach, California headquarters. The Company does not expect to incur any significant additional expenses related to this plan in future periods.

Activity and liability balances related to the Company’s first quarter of fiscal 2010 restructuring plan through April 2, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(195)	(384)	(579)
Non-cash charges/(credits)	(71)	—	(71)

Restructuring balance, April 2, 2010	$21	$189	$210

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
Activity and liability balances related to the Company’s second quarter fiscal 2009 restructuring plan from October 2, 2009 through April 2, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(25)	—	(25)

Restructuring balance, April 2, 2010	$53	$—	$53

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
Activity and liability balances related to the Company’s first quarter fiscal 2009 restructuring plan from October 2, 2009 through April 2, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(82)	(80)	(162)

Restructuring balance, April 2, 2010	$205	$6	$211

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.

Fiscal 2006 and 2007 Mindspeed Restructuring Plans — In fiscal 2006 and 2007, the Company implemented a number of cost reduction initiatives to improve its operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and the first six months of fiscal 2010. The remaining accrued restructuring balance related to these plans is $5,000 at April 2, 2010.
8. Related Party Transactions
The Company leases its headquarters and principal design center in Newport Beach, California from Conexant. For the six months ended April 2, 2010 and April 3, 2009 rent and operating expenses paid to Conexant were $987,000 and $2.6 million, respectively.
9. Subsequent Events
In April 2010, the Company amended its revolving credit facility agreement with Silicon Valley Bank and reduced the maximum amount available under the credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement.

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
Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.
Trends and Factors Affecting Our Business
Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to high definition.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 48% of our revenues for the first six months of fiscal 2010 and 47% of our revenues for the first six months of fiscal 2009. Our revenue is diversified globally, with 79% of revenue in the first six months of fiscal 2010 coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom and China Unicom. In the first six months of fiscal 2010, 32% of our revenue was derived from China, compared to 36% in the first six months of fiscal 2009.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $24.8 million on research and development in the first six months of fiscal 2010 and $26.4 million in the first six months of fiscal 2009. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, plus high-performance analog applications, such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for basestation processing and backhaul applications. We have developed and maintain a broad intellectual property portfolio, and we intend to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007, and continued to recognize patent-related revenues in most of our fiscal quarters through the second quarter of fiscal 2009.
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
Our products are used by OEMs that have designed our products into network infrastructure equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. In the event that the quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally are unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.
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
In the three months ended April 3, 2009, we recorded a $1.1 million write-down of carrier Ethernet inventory, related to certain assets of Ample Communications, Inc. that we acquired, due to a decrease in demand for these products. For further information on this write-down, see Notes 6 and 7 to our consolidated financial statements.
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
We recognize revenues on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors, (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor, and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors; however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 2 to our consolidated financial statements.
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
Deferred Income Taxes and Uncertain Tax Positions — We have provided a full valuation allowance against our U.S. federal and state deferred tax assets. If sufficient positive evidence of our ability to generate future U.S. federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We follow ASC 740, Income Taxes, for the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We recorded impairment charges on certain long-lived assets totaling $5.5 million in the second quarter of fiscal 2009. For further information on these asset impairments, see Notes 6 and 7 to our consolidated financial statements.
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
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended			Six months ended
	April 2,		April 3,	April 2,		April 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Multiservice access DSP products	$16.2	50%	$10.8	$30.1	39%	$21.6
High-performance analog products	13.5	67%	8.1	25.1	34%	18.7
WAN communications products	10.6	39%	7.6	22.1	58%	14.0
Intellectual property	—	(100)%	2.0	—	(100)%	5.0

Net revenues	$40.3	41%	$28.5	$77.3	30%	$59.3

The 41% increase in our net revenues for the second quarter of fiscal 2010 compared to the comparable fiscal 2009 period mainly reflects higher sales volume in all three of our product families, partially offset by lower revenues from the sale and licensing of intellectual property. Net revenues from our multiservice access DSP products increased $5.4 million, or 50%, mainly reflecting an increase in shipments in our CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Within multiservice access, we also experienced an increase in shipments in VoIP processors for fiber optic access, particularly to customers in China. Net revenues from our high-performance analog products increased $5.4 million, or 67%, when comparing the second quarter of fiscal 2010 to the second quarter of fiscal 2009, due primarily to an increased demand in crosspoint switches from strength in the telecommunications market in China and an increased demand for our physical media devices, which are used in equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products increased $3.0 million, or 39%, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due primarily to the decrease in demand for our WAN products in the second quarter of fiscal 2009 resulting from weak economic conditions, particularly in the U.S. Demand subsequently increased in the second quarter of fiscal 2010, which resulted in an increase in shipments in our network processor products, our T/E carrier transmission products and our Carrier Ethernet products. Net revenues from intellectual property licensing and sales decreased $2.0 million, or 100%, because we did not recognize any intellectual property sales in the second quarter of fiscal 2010. We have developed and maintain a broad intellectual property portfolio, and we periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007, and continued to recognize patent-related revenues in most of our fiscal quarters through the second quarter of fiscal 2009. Our sales of intellectual property subsequent to the second quarter of fiscal 2009 have been negatively impacted by the downturn in the economy, which has decreased the number of buyers and prices buyers are willing to pay in the intellectual property market.

For the first six months of fiscal 2010, the 30% increase in our net revenues compared to the comparable fiscal 2009 period mainly reflects higher sales volume in all three of our product families, partially offset by lower revenues from the sale and licensing of intellectual property. Net revenues from our multiservice access DSP products increased $8.5 million, or 39%, mainly reflecting an increase in shipments in our CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Within multiservice access, we also experienced an increase in shipments in VoIP processors for fiber optic access, particularly to customers in China. Net revenues from our high-performance analog products increased $6.4 million, or 34%, when comparing the second quarter of fiscal 2010 to the second quarter of fiscal 2009 due primarily to increased demand in crosspoint switches due to strength in the telecommunications market in China and increased demand for our physical media devices, which are used in equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products increased $8.1 million, or 58%, mainly reflecting the decrease in demand we saw for our WAN products in the first six months of fiscal 2009 due to weak economic conditions, particularly in the U.S. Demand subsequently increased in the first six months of fiscal 2010, which resulted in an increase in shipments mainly in our network processor products and our carrier Ethernet products. Net revenues from intellectual property licensing and sales decreased $5.0 million, or 100%, in the first six months of fiscal 2010 compared to the first six months of fiscal 2009, because we did not recognize any intellectual property sales in the first six months of fiscal 2010. We have developed and maintain a broad intellectual property portfolio, and we periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents. We recognized our first revenues from the sale of patents during the fourth quarter of fiscal 2007, and continued to recognize patent-related revenues in most of our fiscal quarters through the second quarter of fiscal 2009. Our sales of intellectual property subsequent to the second quarter of fiscal 2009 have been impacted by the downturn in the economy, which has decreased the number of buyers and prices buyers are willing to pay in the intellectual property market.
Gross Margin

	Three months ended			Six months ended
	April 2,		April 3,	April 2,		April 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Gross margin	$25.9	85%	$14.0	$49.5	41%	$35.0
Percent of net revenues	64%		49%	64%		59%
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
Our gross margin for the second quarter of fiscal 2010 increased $11.9 million from our gross margin for the second quarter of fiscal 2009, principally reflecting a combination of a 41% increase in revenues between such periods, as well as the effect of asset impairment charges totaling $3.7 million taken in the second quarter of fiscal 2009. Second quarter fiscal 2009 asset impairments consisted of $2.3 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications related inventory and an approximate $300,000 write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for the second quarter of fiscal 2009 includes an approximate 13% effect from these asset impairments and explains the majority of the 15% increase in gross margin as a percent of net revenues from the second quarter of fiscal 2009 to the second quarter of fiscal 2010. The remaining 2% increase in our gross margin as a percent of net revenues for the second quarter of fiscal 2010 compared to the same fiscal 2009 period is due primarily to manufacturing efficiencies gained from increased production levels during the quarter partially offset by a drop in revenues associated with the sale or licensing of intellectual property, which have little associated cost.

Our gross margin for the first six months of fiscal 2010 increased $14.5 million over our gross margin for the first six months of fiscal 2009, principally reflecting a combination of a 30% increase in revenues between such periods, as well as the effect of the asset impairment charges related to Ample Communications discussed above. Gross margin as a percent of net revenues for the second quarter of fiscal 2009 includes an approximate 6% effect from these asset impairments and is the most significant driver in the 5% increase in gross margin as a percent of net revenues when comparing the first six months of fiscal 2009 to the comparable fiscal 2010 period. This increase in gross margin as a percent of net revenues is partially offset by a drop in revenues associated with the sale or licensing of intellectual property, which have little associated cost.
Our gross margin benefited from the sale of inventories with an original cost of $385,000 in the second quarter of fiscal 2010 and $330,000 in the second quarter of fiscal 2009 that we had written down to a zero cost basis during fiscal 2001. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. As of April 2, 2010, we continued to hold inventories with an original cost of $2.8 million which were previously written down to zero in 2001. We currently intend to hold these remaining inventories until they become obsolete and will sell these inventories if we continue to experience a renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margin will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.
Research and Development

	Three months ended			Six months ended
	April 2,		April 3,	April 2,		April 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Research and development	$12.2	(7)%	$13.1	$24.8	(6)%	$26.4
Percent of net revenues	30%		46%	32%		45%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The approximate $900,000 decrease in R&D expenses for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 principally reflects a $298,000 decrease in compensation and personnel-related costs, a $175,000 decrease in the cost of our facilities, mainly due to restructuring activities we have conducted over the last 12 months, and a decrease of $449,000 related to a reduction in the cost of engineering hardware and software.
The $1.6 million decrease in R&D expenses for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 principally reflects a $558,000 decrease in compensation and personnel-related costs, a $326,000 decrease in the cost of our facilities, mainly due to restructuring activities we have conducted over the last 12 months, and a decrease of $546,000 related to a reduction in the cost of engineering hardware and software.
Selling, General and Administrative

	Three months ended			Six months ended
	April 2,		April 3,	April 2,		April 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Selling, general and administrative	$10.4	(3)%	$10.7	$20.0	(8)%	$21.8
Percent of net revenues	26%		38%	26%		37%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The approximate $300,000 decrease in our SG&A expenses for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily reflects a $135,000 decrease in compensation and personnel-related costs and a $96,000 decrease in our insurance costs. These cost reductions are mainly due to restructuring activities we have conducted over the last 12 months and our focus on cost containment.
The $1.8 million decrease in our SG&A expenses for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily reflects a $1.2 million decrease in compensation and personnel-related costs, including cash bonuses. In addition, the costs associated with our facilities have decreased $137,000, commissions paid to our sales representatives have decreased $155,000, our insurance costs have decreased $143,000 and telecom related costs have decreased $110,000. These cost reductions are mainly due to restructuring activities we have conducted over the last 12 months and our focus on cost containment.

Special Charges
Special charges consists of the following (in thousands):

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Asset impairments	$—	$2,865	$—	$2,865
Restructuring charges	(71)	1,717	789	4,022

Total special charges	$(71)	$4,582	$789	$6,887

Asset Impairments
We did not record any asset impairments during the three and six months ended April 2, 2010. During the three and six months ended April 3, 2009, we recorded asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications, which occurred in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, our Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, our Ample Communications reporting unit has experienced a significant decline in market value. As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses under ASC 350-20. Accordingly, in the second quarter of fiscal 2009, we performed an assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and accordingly, we impaired the entire goodwill balance of $2.4 million.
In addition to the goodwill impairment discussed above, we recorded asset impairment charges totaling $0.5 million related to software and property and equipment that we determined to abandon or scrap.
Restructuring Charges
Mindspeed First Quarter of Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, we announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first six months of fiscal 2010, we incurred special charges of $789,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at our Newport Beach, California headquarters. We do not expect to incur any significant additional expenses related to this plan in future periods.
Activity and liability balances related to our first quarter of fiscal 2010 restructuring plan through April 2, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(195)	(384)	(579)
Non-cash charges/(credits)	(71)	—	(71)

Restructuring balance, April 2, 2010	$21	$189	$210

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
Activity and liability balances related to our second quarter of fiscal 2009 restructuring plan from October 2, 2009 through April 2, 2010 are as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(25)	—	(25)

Restructuring balance, April 2, 2010	$53	$—	$53

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
Activity and liability balances related to our first quarter of fiscal 2009 restructuring plan from October 2, 2009 through April 2, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(82)	(80)	(162)

Restructuring balance, April 2, 2010	$205	$6	$211

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
Fiscal 2006 and 2007 Mindspeed Restructuring Plans — In fiscal 2006 and 2007, we implemented a number of cost reduction initiatives to improve our operating cost structure. These cost reduction initiatives included workforce reductions, significant reductions in capital spending and the consolidation of certain facilities. Activity under these initiatives was minimal in fiscal 2009 and the first six months of fiscal 2010. The remaining accrued restructuring balance related to these plans is $5,000 at April 2, 2010.
Interest Expense

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
($ in thousands)	2010	2009	2010	2009
Interest expense	$(394)	$(675)	$(1,024)	$(1,588)
Interest expense mainly represents interest on our convertible senior notes. Interest expense decreased $281,000 in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease was primarily the result of lower overall debt balances due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes, which matured in November 2009. Our adoption of ASC 470-20 added non-cash interest expense of $99,000 for the first three months ended April 2, 2010 and $332,000 for the first three months ended April 3, 2009. See Notes 1 and 4 to our consolidated financial statements for further information related to this adoption.

Interest expense decreased $564,000 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease was primarily the result of the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes during the first quarter of fiscal 2010. Our adoption of ASC 470-20 added non-cash interest expense of $334,000 for the first six months of fiscal 2010 and $778,000 for first six months of fiscal 2009. See Notes 1 and 4 to our consolidated financial statements for further information related to this adoption.
Other Income, Net

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
($ in thousands)	2010	2009	2010	2009
Other income, net	$196	$415	$201	$1,457
Other income principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments. The $219,000 decrease in other income in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 principally reflects a $257,000 decrease in the foreign exchange gain recorded in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.
The $1.3 million decrease in other income in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 principally reflects the $1.1 million gain we recorded in connection with the repurchase and subsequent cancellation of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million, which occurred in the first quarter of fiscal 2009. The remainder of the decrease is due to a $62,000 decrease in the foreign exchange gain recorded in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.
Provision for Income Taxes
Our provision for income taxes for the first six months of fiscal 2010 and 2009 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first six months of fiscal 2009 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for that period and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. In the first six months of 2010, we generated operating income. A substantial portion of this operating income will be offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings in the current period. We expect that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations and amounts related to the alternative minimum tax in the U.S.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of April 2, 2010, our cash totaled $31.3 million. Our working capital at April 2, 2010 was $36.1 million. As of October 2, 2009, our cash totaled $20.9 million and working capital was $14.2 million.

In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions, including one in the first quarter of fiscal 2010, which have improved our operating expense structure. We will continue to assess the need to perform additional actions, if necessary. These expense reductions alone may not allow us to sustain the profitability we achieved in the second quarter of fiscal 2010. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase, current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to sustain profitability.
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
Cash generated by operating activities was $6.7 million for the first six months of fiscal 2010 compared to cash used in operating activities of $7.3 million for the first six months of fiscal 2009. Operating cash flows for the first six months of fiscal 2010 reflect our net income of $3.0 million, which consists of non-cash charges (depreciation and amortization, restructuring charges, stock-based compensation expense, inventory provisions, amortization of debt discount and other) of $7.5 million, and net working capital changes of approximately $3.8 million. Operating cash flows for the first six months of fiscal 2009 reflect our net loss of $20.6 million, which consists of non-cash charges (depreciation and amortization, asset impairments, special charges, stock-based compensation expense, inventory provisions, gain on debt extinguishment, amortization of debt discount and other) of $15.2 million and net working capital changes of approximately $1.9 million.
The significant components of our approximately $3.8 million net working capital change in the first six months of fiscal 2010 include a $7.4 million increase in accounts receivable, which is due to both the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 34 days in the second quarter of fiscal 2010. In addition, in the first six months of fiscal 2010, we paid approximately $770,000 in cash related to our restructuring initiatives. These cash outflows were partially offset by a $2.1 million increase in our balance in deferred income on sales to distributors during the first six months of fiscal 2010 due to our distributors ordering a significant amount of inventory toward the end of our second fiscal quarter. In addition, our inventory balance decreased $2.4 million due to our efforts to increase our inventory turns.
Cash used in investing activities of $3.0 million for the first six months of fiscal 2010 consisted of the payments for capital expenditures. Cash used in investing activities of $3.6 million for the first six months of fiscal 2009 also consisted of the payments for capital expenditures.
Cash provided by financing activities of $6.7 million for the first six months of fiscal 2010 principally consisted of two significant items. First, in the first quarter of fiscal 2010, we paid $10.5 million to retire the remaining principle amount of our 3.75% convertible senior notes which matured in November 2009. Second, partially offsetting this use of cash is $17.0 million in net proceeds we received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010. Cash used in financing activities of $17.6 million for the first six months of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $256,000 of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.50% convertible senior notes.

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
As of April 2, 2010, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB. In April 2010, the Company amended its revolving credit facility agreement with Silicon Valley Bank and reduced the maximum amount available under the credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement.
3.75% Convertible Senior Notes due 2009
In December 2004, we sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Our adoption of ASC 470-20 changed the accounting for these convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the 3.75% convertible senior notes at their principal amount of $46.0 million, less an original issuance discount of $2.1 million, in long-term debt and capitalized debt issuance costs amounting to approximately $400,000. Upon adoption of ASC 470-20, we adjusted the accounting for the convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in December 2004. We recorded a discount on the convertible senior notes in the amount of $17.6 million as of the date of issuance, which was amortized over the five year period from December 2004 through November 2009. See Notes 1 and 4 to our consolidated financial statements for further information on this adoption.
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
The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the notes. At April 2, 2010, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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
For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of April 2, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
Our adoption of ASC 470-20 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013. See Notes 1 and 4 to our consolidated financial statements for further information on this adoption.
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
Contractual Obligations
In March 2010, we entered into a lease agreement with the owner of our headquarters in Newport Beach, California. The lease has an initial term that begins upon the expiration of our current sublease with Conexant, June 2010, and extends through December 2012. We may, at our option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, inclusive of operating expenses associated with the leased property. We estimate our minimum future obligation under the lease at approximately $5.3 million over the initial lease term. We have not reduced this estimate of our minimum future obligations under the lease to take into account $968,000 due from the landlord for costs we may incur in connection with construction of any alterations in the premises, or as a payment against rent due under the lease.
There have been no other significant changes to our contractual obligations previously disclosed in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
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
Interest Rate Risk
At April 2, 2010, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at fixed rate of 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase depending on the amount of outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of April 2, 2010, any change in the prime interest rate would have no effect on our obligations under the credit facility.

Foreign Exchange Risk
We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At April 2, 2010, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at April 2, 2010, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2010. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 2, 2010, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our operating results are subject to substantial quarterly and annual fluctuations.
Although we generated net income in the second quarter of fiscal 2010, we have incurred significant losses in prior periods. Our revenues and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns, such as the most recent global downturn we experienced last fiscal year. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

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
The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to sustain the profitability we achieved in the second quarter of fiscal 2010;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last-time buy” program to satisfy their anticipated requirements for our products. Any unanticipated discontinuation of a wafer fabrication process on which we rely may adversely affect our revenues and our customer relationships.
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
Although we generated $6.7 million in cash through operating activities during the first six months of fiscal 2010, we used $5.4 million cash in operating activities during fiscal 2009. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property and our line of credit with Silicon Valley Bank. As of April 2, 2010, our cash totaled $31.3 million. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% convertible senior notes, and we have no other principal payments on debt due in the next 12 months. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
The loss of one or more key customers or distributors, or the diminished demand for our products from a key customer could significantly reduce our revenues and profits.
A relatively small number of end customers and distributors have accounted for a significant portion of our revenues in any particular period. There has been an increasing trend toward industry consolidation in our markets in recent years, particularly among major network equipment and telecommunications companies. Industry consolidation could decrease the number of significant customers for our products thereby increasing our reliance on key customers. We have no long-term volume purchase commitments from our key customers. One or more of our key customers or distributors may discontinue operations as a result of consolidation, financial instability, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 79% of our net revenues for the first six months of fiscal 2010 and 70% of our net revenues for the first six months of fiscal 2009. China is a particularly important international market for us, as more than 32% of our revenue for the first six months of fiscal 2010 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:
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
We have in the past and may continue in the future to enter into foreign currency forward exchange contracts to mitigate the risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We do not enter into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be adversely affected by currency fluctuations.
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
As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. Moreover, we have incurred substantial operating losses and we may in the future incur losses in future periods. We believe that financial stability of suppliers is an important consideration in our customers’ purchasing decisions. If our OEM customers perceive that we lack adequate financial stability, they may choose semiconductor suppliers that they believe have a stronger financial position or liquidity.
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 48% of our revenues for the first six months of fiscal 2010 and 47% of our revenues for the first six months of fiscal 2009.
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
Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk for the OEM. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.
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
If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products, and we could be subject to claims for damages by our customers or others against us. We could also be exposed to product liability claims or indemnification claims by our customers. These costs or damages could have a material adverse effect on our financial condition and results of operations.

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
Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from our common stock offering completed in the fourth quarter of fiscal 2009), exercisable through June 27, 2013, representing approximately 14% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. At April 2, 2010, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)		Paid per Share	Publicly Announced	Purchased Under the
	Purchased		(or Unit)	Plans or Programs	Plans or Programs
January 2, 2010 to January 29, 2010	—		$—	—	—
January 30, 2010 to February 26, 2010	20,825	(a)	7.91	—	—
February 27, 2010 to April 2, 2010	—		—	—	—

	20,825		$7.91	—	—

(a)
Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6.	EXHIBITS

1.1	Underwriting Agreement, dated as of March 3, 2010, by and between the Registrant and Thomas Weisel Partners LLC, as representative of the underwriters named on Schedule I thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

*10.1	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.2	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.3	Unrestricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.4	Form of Unrestricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

10.5	Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: May 11, 2010	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

10.5	Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.