Form 10-Q
period 2010-07-02
MINDSPEED TECHNOLOGIES, INC
filed 2010-08-10
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock as of July 30, 2010 was 32,191,504.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks, and the build-out of networks in developing countries;

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;

•	our belief that we are well-situated in China and that fiber deployments are being rolled out by the country’s major telecommunications carriers;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the dependence of our operating results on our ability to develop and introduce new products and enhancements to existing products on a timely basis;

•	the increasing trend toward industry consolidation and the effect it could have on our operating results;

•	the sufficiency of our existing sources of liquidity and expected sources of cash to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

•	our expectation that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations and amounts related to the alternative minimum tax in the U.S.;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenues;

•	the value of our intellectual property, and our ability to continue recognizing patent-related revenues from the sale or licensing of our intellectual property and our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property;

•	our intentions with respect to inventories that were previously written down and the effects on future demand and market conditions on inventory write-downs;

•	our beliefs regarding the end-markets for sales of products to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	fluctuations in our operating results and future operating losses;

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	fluctuations in the price of our common stock;

•	cash requirements and terms and availability of financing;

•	loss of or diminished demand from one or more key customers or distributors;

•	our ability to attract and retain qualified personnel;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	pricing pressures and other competitive factors;

•	successful development and introduction of new products;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenues from them;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	July 2,	October 2,
	2010	2009
		As Adjusted-
		Note 5
ASSETS
Current Assets
Cash and cash equivalents	$34,107	$20,891
Receivables, net of allowance for doubtful accounts of $189 and $144 at July 2, 2010 and October 2, 2009, respectively	18,507	7,662
Inventories	9,393	10,902
Deferred tax assets — current	1,220	1,574
Prepaid expenses and other current assets	2,461	2,529

Total current assets	65,688	43,558
Property, plant and equipment, net	12,424	11,018
License agreements, net	6,613	6,505
Other assets	1,160	1,382

Total assets	$85,885	$62,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,817	$6,338
Accrued compensation and benefits	5,886	5,788
Accrued income tax	229	525
Deferred income on sales to distributors	3,672	2,604
Deferred revenue	813	1,106
Restructuring	60	448
Convertible senior notes — short term	—	10,349
Other current liabilities	3,081	2,177

Total current liabilities	23,558	29,335
Convertible senior notes — long term	13,710	13,415
Other liabilities	1,512	823

Total liabilities	38,780	43,573

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,186 (July 2, 2010) and 28,756 (October 2, 2009) issued and outstanding shares	322	288
Additional paid-in capital	317,437	296,333
Accumulated deficit	(255,020)	(262,863)
Accumulated other comprehensive loss	(15,634)	(14,868)

Total stockholders’ equity	47,105	18,890

Total liabilities and stockholders’ equity	$85,885	$62,463

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
		As Adjusted-		As Adjusted-
		Note 5		Note 5
Net revenues:
Products	$43,281	$32,545	$120,560	$86,809
Intellectual property	—	—	—	5,000

Total net revenues	43,281	32,545	120,560	91,809
Cost of goods sold (including impairments and other charges of $3,667 in the nine months ended July 3, 2009)	15,501	12,618	43,297	36,897

Gross margin	27,780	19,927	77,263	54,912

Operating expenses:
Research and development	12,731	12,097	37,540	38,541
Selling, general and administrative	10,190	9,880	30,215	31,705
Special charges	(184)	9	605	6,896

Total operating expenses	22,737	21,986	68,360	77,142

Operating income/(loss)	5,043	(2,059)	8,903	(22,230)

Interest expense	(396)	(749)	(1,420)	(2,337)
Other income/(expense), net	323	(285)	525	1,172

Income/(loss) before income taxes	4,970	(3,093)	8,008	(23,395)

Provision for income taxes	106	127	165	389

Net income/(loss)	$4,864	$(3,220)	$7,843	$(23,784)

Net income/(loss) per share:

Basic	$0.15	$(0.14)	$0.26	$(1.01)

Diluted	$0.15	$(0.14)	$0.25	$(1.01)

Weighted-average number of shares used in per share computation:

Basic	31,481	23,619	29,781	23,533

Diluted	36,075	23,619	30,942	23,533
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended
	July 2,	July 3,
	2010	2009
		As Adjusted-
		Note 5
Cash Flows From Operating Activities
Net income/(loss)	$7,843	$(23,784)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,568	4,582
Asset impairments	—	5,498
Special charges	605	4,031
Stock-based compensation	3,165	2,196
Inventory provisions	1,417	1,279
Gain on debt extinguishment	—	(1,121)
Amortization of debt discount on convertible senior notes	446	1,117
Other non-cash items, net	346	103
Changes in assets and liabilities:
Receivables	(10,881)	6,277
Inventories	92	3,384
Accounts payable	3,070	(4,746)
Deferred income on sales to distributors	1,068	(2,030)
Restructuring	(1,005)	(2,825)
Accrued expenses and other current liabilities	384	(2,615)
Other	(633)	1,002

Net cash provided by/(used in) operating activities	10,485	(7,652)

Cash Flows From Investing Activities
Capital expenditures	(4,945)	(5,932)

Net cash used in investing activities	(4,945)	(5,932)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	18,300	—
Offering costs from sale of equity	(1,307)	—
Retirement of convertible debt	(10,500)	(17,320)
Payments made on capital lease obligations	(380)	—
Borrowings under line of credit	7,000	—
Payments made on line of credit	(7,000)	—
Debt issuance costs	—	(256)
Exercise of stock options and warrants	1,470	—

Net cash provided by/(used in) financing activities	7,583	(17,576)

Effect of foreign currency exchange rates on cash	93	(2)

Net increase/(decrease) in cash and cash equivalents	13,216	(31,162)
Cash and cash equivalents at beginning of period	20,891	43,033

Cash and cash equivalents at end of period	$34,107	$11,871

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes today’s separate, but interrelated and converging, enterprise, broadband access, metropolitan and wide area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100.0 million. Mindspeed issued to Conexant a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at a price of $16.74 per share, as adjusted, exercisable for a period beginning one year and ending ten years after the Distribution. Following the Distribution, Mindspeed began operations as an independent, publicly held company.
Basis of Presentation — The consolidated condensed financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and special charges (Note 8), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles (GAAP) in the United States of America. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009, and the Current Report on Form 8-K filed on November 24, 2009 to update the financial information in its Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, ASC or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company’s consolidated financial statements.
Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2010 and 2009 ended on July 2, 2010 and July 3, 2009, respectively.
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

In September 2006, the FASB issued provisions under ASC 820-10, Fair Value Measurements and Disclosures, in order to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in accordance with GAAP, and expanding disclosures about fair value measurements. In February 2008, the FASB released additional guidance under ASC 820-10, which delayed the effective date of the September 2006 provisions for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Consistent with the February 2008 updates, the Company elected to defer the adoption of the September 2006 provisions for nonfinancial assets and liabilities measured at fair value on a non-recurring basis until October 3, 2009. The Company adopted ASC 820-10 for non-financial assets and liabilities on October 3, 2009. This adoption did not have a material impact on the Company’s consolidated financial statements.
Income Taxes — The provision for income taxes for the nine months ended July 2, 2010 and July 3, 2009 principally consists of income taxes incurred by the Company’s foreign subsidiaries and amounts related to the alternative minimum tax in the United States. In the first nine months of fiscal 2010, there has been no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Per Share Information — Basic income/(loss) per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes, shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of stock options, warrants, unvested restricted stock units and shares to be issued under the employee stock purchase plan is computed under the provision of ASC 718, Compensation — Stock Compensation, using the treasury stock method. Under ASC 718, the Company is also required to add the weighted average common share equivalents associated with the conversion of its convertible senior notes for all periods in which the securities were determined to be dilutive to the number of shares outstanding to be used in the calculation of diluted earnings per share. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Earnings per share — basic
Net income/(loss)	$4,864	$(3,220)	$7,843	$(23,784)
Basic weighted average common shares outstanding	31,481	23,619	29,781	23,533

Earnings per share — basic	$0.15	$(0.14)	0.26	(1.01)

Earnings per share — diluted
Net income/(loss)	$4,864	$(3,220)	$7,843	$(23,784)
Add: Interest expense on convertible notes, net of tax	375	—	—	—

Net income, adjusted	$5,239	$(3,220)	$7,843	$(23,784)

Basic weighted average common shares outstanding	31,481	23,619	29,781	23,533
Effect of dilutive securities:
Convertible senior notes	3,165	—	—	—
Dilutive stock awards	1,411	—	1,161	—
Dilutive employee stock purchase plan shares	18	—	—	—

Diluted weighted average common shares outstanding	36,075	23,619	30,942	23,533
Earnings per share — diluted	$0.15	$(0.14)	0.25	(1.01)

Stock options and warrants to purchase approximately 8.4 million shares as of July 2, 2010 were outstanding but not included in the computation of diluted earnings per share for the three months ended July 2, 2010 because the effect would have been anti-dilutive. Stock options, warrants and convertible senior notes to purchase approximately 11.8 million shares as of July 2, 2010 were outstanding but not included in the computation of diluted earnings per share for the nine months ended July 2, 2010 because the effect would have been anti-dilutive.
Because the Company incurred a net loss in the three and nine months ended July 3, 2009, the inclusion of the Company’s outstanding stock options, warrants and convertible senior notes would have been anti-dilutive and thus were not included in the computation of diluted loss per share.
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
The following direct customers accounted for 10% or more of net revenues in the periods presented:

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Customer A	15%	10%	17%	15%
Customer B	19%	14%	15%	13%
Customer C	13%	19%	11%	12%
Customer D	6%	18%	8%	14%
The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	July 2,	October 2,
	2010	2009
Customer A	11%	19%
Customer B	18%	10%
Customer C	19%	6%
Customer E	10%	5%
Customer F	4%	10%
Supplemental Cash Flow Information — Interest paid for the nine months ended July 2, 2010 and July 3, 2009 was $719,000 and $1.2 million, respectively. Income taxes paid, net of refunds received, for the nine months ended July 2, 2010 and July 3, 2009 were $220,000 and $516,000, respectively. Non-cash investing activities in the first nine months of fiscal 2010 consisted of the purchase of $414,000 of property and equipment from suppliers on account, the license of $485,000 of intellectual property on account and the purchase of $1.1 million of equipment through capital leasing arrangements. Non-cash investing activities in the first nine months of fiscal 2009 consisted of the purchase of $59,000 of property and equipment from suppliers on account, as well as the license of $3.8 million of intellectual property on account.

2. Supplemental Financial Statement Data
Inventories
Inventories consist of the following (in thousands):

	July 2,	October 2,
	2010	2009
Work-in-process	$4,619	$4,124
Finished goods	4,774	6,778

Total inventories	$9,393	$10,902

Cost of goods sold includes the favorable effect of sales of certain inventories that the Company had previously written down to a zero cost basis during fiscal 2001. The favorable effect of such sales was $191,000 in the third quarter of fiscal 2010 and $312,000 in the third quarter of fiscal 2009. For the nine months ended July 2, 2010 and July 3, 2009, the favorable effect of such sales was $1.1 million and $1.3 million, respectively. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. As of July 2, 2010, the Company continued to hold inventories with an original cost of $2.6 million, which were previously written down to zero in 2001.
Deferred Income on Shipments to Distributors
Deferred income on shipments to distributors is as follows (in thousands):

	July 2,	October 2,
	2010	2009
Deferred revenue on shipments to distributors	$4,052	$2,984
Deferred cost of inventory on shipments to distributors	(422)	(422)
Reserves	42	42

Deferred income on sales to distributors	$3,672	$2,604

Comprehensive Income/(Loss)
Comprehensive income/(loss) is as follows (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
		As Adjusted-		As Adjusted-
		Note 5		Note 5
Net income/(loss)	$4,864	$(3,220)	$7,843	$(23,784)
Foreign currency translation adjustments, net of tax	(444)	331	(767)	(303)

Comprehensive income/(loss)	$4,420	$(2,889)	$7,076	$(24,087)

Comprehensive income/(loss) at July 2, 2010 and July 3, 2009 consist of net income/(loss) and accumulated foreign currency translation adjustments.

Revenues by Product Line
Revenues by product line are as follows (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Communications convergence processing products	$17,823	$13,642	$47,946	$35,212
High-performance analog products	14,332	9,998	39,442	28,679
WAN communications products	11,126	8,905	33,172	22,918
Intellectual property	—	—	—	5,000

Total net revenues	$43,281	$32,545	$120,560	$91,809

Revenues by Geographic Area
Revenues by geographic area, based upon country of destination, are as follows (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Americas	$10,472	$6,989	$26,978	$28,042
Asia-Pacific	29,832	23,192	84,745	54,389
Europe, Middle East and Africa	2,977	2,364	8,837	9,378

Total net revenues	$43,281	$32,545	$120,560	$91,809

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

The following table represents financial assets that the Company measured at fair value in accordance with ASC 825, Financial Instruments. The Company has classified these assets in accordance with the fair value hierarchy set forth in ASC 820 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
July 2, 2010	(Level 1)	of July 2, 2010
Assets:
Cash	$16,606	$16,606
Money market fund	10,500	10,500
Government money market fund	7,001	7,001

Total cash and cash equivalents	$34,107	$34,107

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
October 2, 2009	(Level 1)	of October 2, 2009
Assets:
Cash	$20,891	$20,891

Total cash and cash equivalents	$20,891	$20,891
4. Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation — Stock Compensation. ASC 718 requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.
Stock-based compensation awards generally vest over time and require continued service to the Company and, in some cases, require the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of equity awards that are ultimately expected to vest. The Company estimates forfeiture rates of 10% to 12.5% depending on the characteristics of the award.
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
The fair value of stock options awarded during the nine months ended July 2, 2010 and July 3, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Nine months ended
	July 2,	July 3,
	2010	2009
Weighted-average fair value of options granted	$3.16	$1.07

Weighted-average assumptions:
Expected option life	2.8 years	2.8 years
Risk-free interest rate	1.3%	1.4%
Expected volatility	95%	87%
Dividend yield	—	—
The expected option term was estimated at issuance based upon historical experience and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Cost of goods sold	$44	$18	$114	$67
Research and development	216	211	721	651
Selling, general and administrative	688	473	2,330	1,478

Total stock-based compensation expense	$948	$702	$3,165	$2,196

Stock Compensation Plans
The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 10, 2010, the stockholders of the Company approved a plan amendment, which increased the number of shares authorized for issuance under the Directors Stock Plan to 438,000. The authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan is approximately 6.7 million shares. As of July 2, 2010, an aggregate of 1.2 million shares of the Company’s common stock were available for issuance under these plans.
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
At the Company’s annual meeting of stockholders held on March 10, 2010, the Company’s stockholders approved an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The first offering period under this plan began during the third quarter of fiscal 2010 and will end in the first quarter of fiscal 2011.
From time to time, the Company may issue, and has previously issued stock based awards outside of these plans pursuant to stand-alone agreements and in accordance with NASDAQ Listing Rule 5635(c).

Stock Option Awards
Prior to fiscal 2006, stock-based compensation consisted principally of stock options. Eligible employees received grants of stock options at the time of hire, and the Company made broad-based stock option grants covering substantially all employees annually. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years). On April 10, 2009, the Company offered current eligible employees of Mindspeed and its subsidiaries the right to exchange certain unexercised options to purchase shares of the Company’s common stock. The offer period on the exchange program ended on May 15, 2009, at which time the Company exchanged 754,000 previously issued stock options for 250,000 new stock options with an exercise price of $1.70, the market price of the Company’s common stock on that date. The Company has chosen to account for this transaction under the bifurcated approach whereby the remaining unamortized expense of the exchanged awards is recognized over the original award period. The Company recorded an insignificant amount of incremental compensation expense in conjunction with this exchange.
The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 2, 2009	3,128	$6.48	4.9 years

Granted	561	5.41
Exercised	(433)	3.40
Forfeited or expired	(289)	10.39

Outstanding at July 2, 2010	2,967	6.35	5.0 years

Exercisable at end of period	1,416	$9.48	3.1 years
As of July 2, 2010, there was unrecognized compensation expense of $2.6 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.5 years. The aggregate intrinsic value of options outstanding and options exercisable as of July 2, 2010 was $6.9 million and $1.7 million, respectively.
On March 10, 2010, the Company amended the terms of stock options held by the Company’s Chairman of the Board to acquire an aggregate of 166,455 shares of the Company’s common stock. The stock options were originally issued in connection with the Distribution, as discussed in Note 1, and were scheduled to expire on March 31, 2010. In recognition of past and continuing contributions to the Company’s business, the Company extended the exercisability period of these stock options until the earlier of: (i) 90 days following his resignation, retirement or removal from the Board; and (ii) scheduled expiration dates through November 2012. Except for the amendments to the exercisability period of the stock options, the stock options will continue to be governed by their original terms and conditions. Modification of these options resulted in $397,000 of stock compensation expense recorded in the second quarter of fiscal 2010. Valuation of this modification was based on the Hull-White Lattice valuation model, which measured the incremental change in the value of these options as a result of the modification.
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

On March 10, 2010, the Company granted awards of 190,000 shares of unrestricted stock to certain executive officers of the Company, with vesting subject to satisfaction of specific market and performance conditions. These awards begin to vest on the date when the average of the closing price of the Company’s common stock over a consecutive 20-day trading period reaches certain minimum amounts. On each vesting trigger date, 8.33% of the shares of common stock underlying these awards will vest for each completed three month period from the grant date to the vesting trigger date. An additional 8.33% of the shares of common stock underlying these awards will vest on each three month anniversary date of the vesting trigger date. If the vesting trigger price is not achieved prior to the three year anniversary date of the grant date, these awards will be forfeited. These unrestricted stock awards were valued using the Monte Carlo simulation model, which estimates value based on the probability of vesting achievement.
The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 2, 2009	371	$4.50

Granted	731	6.81
Vested	(327)	4.71
Forfeited	(12)	3.00

Nonvested shares at July 2, 2010	763	$6.44

The total fair value of shares vested during the nine months ended July 2, 2010 was $2.3 million. As of July 2, 2010 there was unrecognized compensation expense of $2.5 million related to unvested stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.
5. Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
In April 2010, the Company amended its revolving credit facility agreement with Silicon Valley Bank and reduced the maximum amount available under the credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement.
At July 2, 2010, the Company had no outstanding borrowings under the revolving credit facility.
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

6.50% Convertible Senior Notes due 2013
On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013 (the “Exchange Offer”). The exchanges closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.
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
For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of July 2, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
On July 30, 2008, the Company completed the Exchange Offer. Prior to the issuance of ASC 470-20, the Company reported the 6.50% convertible senior notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of the new accounting standard as of October 3, 2009, the Company also adjusted the accounting for these convertible notes and the related deferred financing costs for all prior periods since their initial issuance. The Company determined that the estimated fair value of debt instruments similar to its 6.50% convertible senior notes, without the conversion feature, was $13.0 million at the time of issuance. The resulting $2.0 million discount on the debt will be amortized through interest expense over the period from August 2008 through August 2013, which represents the expected life of the debt. In conjunction with the exchange, the Company recorded a gain of approximately $200,000 representing the difference between the fair value of the debt component of the newly issued instrument and the book value of the old debt instrument, less unamortized issuance costs. The carrying amount of the equity component upon the Exchange Offer was $2.0 million; however, there was no net change to additional paid-in capital.

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
The October 2, 2009 condensed consolidated balance sheet, the consolidated condensed statement of operations for the three and nine months ended July 3, 2009, and the consolidated condensed statement of cash flows for the nine months ended July 3, 2009 have been adjusted for the change in accounting principle as follows:

Consolidated Balance Sheet	As Previously
October 2, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Other assets — long term	$1,479	$(97)	$1,382
Total assets	62,560	(97)	62,463
Convertible senior notes — short term	10,486	(137)	10,349
Total current liabilities	29,472	(137)	29,335
Convertible senior notes — long term	15,000	(1,585)	13,415
Total liabilities	45,295	(1,722)	43,573
Additional paid-in capital	280,919	15,414	296,333
Accumulated deficit	(249,074)	(13,789)	(262,863)
Total stockholders’ equity	17,265	1,625	18,890
Total liabilities and stockholders’ equity	$62,560	$(97)	$62,463

Consolidated Condensed Statement of Operations	As Previously
Three months ended July 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Interest expense	$462	$287	$749
Loss before income taxes	(2,806)	(287)	(3,093)
Net loss	$(2,933)	$(287)	$(3,220)
Net loss per share, basic and diluted	$(0.12)	$(0.02)	$(0.14)
Weighted average number of shares used in per share calculation	23,619		23,619

Consolidated Condensed Statement of Operations	As Previously
Nine months ended July 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Interest expense	$1,364	$973	$2,337
Other income, net	2,931	(1,759)	1,172
Loss before income taxes	(20,663)	(2,732)	(23,395)
Net loss	$(21,052)	$(2,732)	$(23,784)
Net loss per share, basic and diluted	$(0.89)	$(0.12)	$(1.01)
Weighted average number of shares used in per share calculation	23,533		23,533

Consolidated Condensed Statement of Cash Flows	As Previously
Nine months ended July 3, 2009 (in thousands)	Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(21,052)	$(2,732)	$(23,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(2,880)	1,759	(1,121)
Amortization of debt discount	—	1,117	1,117
Other non-cash items, net*	247	(144)	103
Net cash used in operating activities	$(7,652)	$—	$(7,652)

*	Includes the amortization of debt issuance costs
The following table sets forth balance sheet information related to the notes (in thousands):

	July 2, 2010	October 2, 2009
3.75% convertible senior notes
Principal value of the liability component	$—	$10,500
Unamortized value of the liability component	—	151

Net carrying value of the liability component	$—	$10,349
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	1,290	1,585

Net carrying value of the liability component	$13,710	$13,415
The following table sets forth interest expense information related to the notes (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
3.75% convertible senior notes
Interest expense — coupon	$—	$98	$48	$334
Interest expense — debt discount amortization	—	243	151	831

Total	$—	$341	$199	$1,165
Effective interest rate on the liability component for the period	—	12.99%	14.68%	13.19%

6.50% convertible senior notes
Interest expense — coupon	$244	$244	$731	$731
Interest expense — debt discount amortization	99	96	295	286

Total	$343	$340	$1,026	$1,017
Effective interest rate on the liability component for the period	9.15%	9.07%	9.12%	9.04%
6. Commitments and Contingencies
Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. In connection with the Distribution, the Company assumed responsibility for all contingent liabilities and current and future litigation against Conexant or its subsidiaries to the extent such matters relate to the Company.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.
7. Asset Impairments and Other Charges
There were no asset impairments included within cost of goods sold for the three and nine months ended July 2, 2010, or within the three months ended July 3, 2009. Included within cost of goods sold for the nine months ended July 3, 2009 are asset impairments and other charges totaling $3.7 million. These charges include a $2.3 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications, Inc. which occurred in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.
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
Also in the nine months ended July 3, 2009, the Company recorded other asset impairments within cost of goods sold totaling approximately $300,000 associated with manufacturing related property and equipment that the Company determined to abandon or scrap.
8. Special Charges
Special charges consisted of the following (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Asset impairments	$—	$—	$—	$2,865
Restructuring charges	(184)	9	605	4,031

Total special charges	$(184)	$9	$605	$6,896

Asset Impairments
There were no asset impairments included within special charges for the three and nine months ended July 2, 2010, or in the three months ended July 3, 2009. In the nine months ended July 3, 2009, in addition to the $3.7 million in asset impairments and other charges included within cost of goods sold discussed in Note 7, the Company recorded asset impairment charges of $2.9 million. Included in this amount are asset impairment charges of approximately $500,000 related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, the Ample reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that the Company believes was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, the Ample reporting unit experienced a significant decline in market value. As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, the Company performed an assessment of goodwill for impairment. Based on the results of its assessment of goodwill for impairment, the Company determined that the carrying value of the Ample reporting unit exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample reporting unit and the Company impaired the entire goodwill balance of $2.4 million in the second quarter of fiscal 2009.
Restructuring Charges
Mindspeed First Quarter Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, the Company announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first nine months of fiscal 2010, the Company incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at its Newport Beach, California headquarters. The Company does not expect to incur any significant additional expenses related to this plan in future periods.
Activity and liability balances related to the Company’s first quarter of fiscal 2010 restructuring plan through July 2, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(225)	(573)	(798)
Non-cash charges /(credits)	(62)	—	(62)

Restructuring balance, July 2, 2010	$—	$—	$—

At July 2, 2010, there was no remaining accrued restructuring balance related to this plan.
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
Activity and liability balances related to the Company’s second quarter fiscal 2009 restructuring plan from October 2, 2009 through July 2, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(30)	—	(30)
Non-cash charges /(credits)	(23)	—	(23)

Restructuring balance, July 2, 2010	$25	$—	$25

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
Activity and liability balances related to the Company’s first quarter fiscal 2009 restructuring plan from October 2, 2009 through July 2, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(93)	(80)	(173)
Non-cash charges /(credits)	(159)	(6)	(165)

Restructuring balance, July 2, 2010	$35	$—	$35

The remaining accrued restructuring balance principally represents employee severance benefits and other contractual commitments. The Company expects to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
9. Related Party Transactions
For the nine months ended July 2, 2010 and July 3, 2009, rent and operating expenses related to the Company’s corporate headquarters in Newport Beach, California and paid to Conexant were $4.0 million and $3.9 million, respectively. In June 2010, the Company paid Conexant $100,000 to settle a legal dispute related to its corporate headquarters. On June 26, 2010, the Company’s sublease of its corporate headquarters from Conexant expired. The Company entered into a new lease with the current owner of the property who is not a related party.
10. Subsequent Events
In July 2010, the Company announced that it entered into an agreement for the sale of certain legacy patents for $10.0 million, of which $7.5 million in cash should be received in the Company’s fourth quarter of fiscal 2010 and the remaining $2.5 million in cash should be received in the Company’s first quarter of fiscal 2011. The patent sale agreement does not include potential future revenues derived from licensing royalties.
On July 26, 2010, the Company committed to the implementation of a new restructuring plan. The plan consists primarily of a targeted headcount reduction in the Company’s wide area networking business unit and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fiscal fourth quarter of 2010. The Company made the decision to implement the restructuring in furtherance of its efforts to maintain tight controls over operating expenses and to continue to reallocate resources from certain of its business units and selling, general and administrative functions to its two growth drivers, communications convergence processing and high-performance analog. The Company currently expects to incur total special charges ranging from approximately $1.1 million to $1.5 million and to make cash expenditures ranging from approximately $800,000 to $1.2 million resulting from these actions. Of the $1.1 million to $1.5 million total special charges: $700,000 to $1.0 million is primarily related to severance costs for affected employees; $100,000 to $200,000 is primarily related to facilities costs; and $300,000 is primarily related to abandoned technology.

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
Overview
Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes today’s separate, but interrelated and converging, enterprise, broadband access, metropolitan and wide area networks. Our products are classified into three focused product families: communications convergence processing (formerly known as multiservice access); high-performance analog; and wide area networking. Our communications convergence processing products include ultra-low-power multi-core digital signal processor (DSP) system-on-a-chip products for carrier-class triple-play edge gateways, metro trunking gateways and voice-over-IP (VoIP) and multi-play service platforms in the carrier infrastructure. Our communications convergence processing products are also used in broadband customer premises equipment (CPE) gateways and other equipment that carriers are deploying in order to deliver voice, data and video services to residential subscribers. Our high-performance analog products include high-density crosspoint switches, optical drivers and other devices, plus timing, equalization and signal-conditioning solutions for next-generation fiber access networks, including ethernet passive optical networking (EPON) and gigabit passive optical networking (GPON) equipment. Our high-performance analog technology also helps address switching, timing and signal-conditioning challenges being used in enterprise storage equipment, and is helping to drive the broadcast-video network transition to 3G high-definition transmission. Our wide area networking (WAN) communications products include a broad portfolio for legacy requirements in the existing circuit-switched network, as well as emerging 3G wireless backhaul applications.
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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 50% of our revenues for the first nine months of fiscal 2010 and 44% of our revenues for the first nine months of fiscal 2009. Our revenue is diversified globally, with 78% of revenue in the first nine months of fiscal 2010 coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom Corporation Limited, China Unicom Limited and China Mobile Limited. In the first nine months of fiscal 2010, 34% of our revenue was derived from China, compared to 42% in the first nine months of fiscal 2009.
We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $37.5 million on research and development in the first nine months of fiscal 2010 and $38.5 million in the first nine months of fiscal 2009. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, plus high-performance analog applications, such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for basestation processing and backhaul applications. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
In the second quarter of fiscal 2009, we recorded a $1.1 million write-down of carrier Ethernet inventory, related to certain assets of Ample Communications, Inc. that we acquired, due to a decrease in demand for these products. For further information on this write-down, see Notes 7 and 8 to our consolidated financial statements.
Stock-Based Compensation — We account for stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. For the majority of our awards, we estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. We classify compensation expense related to these awards in our consolidated statement of operations based on the department to which the recipient reports.

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
Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We recorded impairment charges on certain long-lived assets totaling $5.5 million in the second quarter of fiscal 2009. For further information on these asset impairments, see Notes 7 and 8 to our consolidated financial statements.
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
Results of Operations
Net Revenues
The following table summarizes our net revenues:

	Three months ended			Nine months ended
	July 2,		July 3,	July 2,		July 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Communications convergence processing products	$17.8	31%	$13.6	$47.9	36%	$35.2
High-performance analog products	14.4	44%	10.0	39.5	38%	28.7
WAN communications products	11.1	25%	8.9	33.2	45%	22.9
Intellectual property	—	—	—	—	(100)%	5.0

Net revenues	$43.3	33%	$32.5	$120.6	31%	$91.8

The 33% increase in our net revenues for the third quarter of fiscal 2010 compared to the comparable fiscal 2009 period reflects higher sales volume in all three of our product families. Net revenues from our communications convergence processing products increased $4.2 million, or 31%, mainly reflecting an increase in shipments in our CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Within communications convergence processing, we also experienced an increase in shipments in VoIP processors for fiber optic access, particularly to customers in China. Net revenues from our high-performance analog products increased $4.4 million, or 44%, when comparing the third quarter of fiscal 2010 to the third quarter of fiscal 2009, due primarily to an increased demand for crosspoint switches from strength in the telecommunications market in China and an increased demand for our physical media devices which are primarily used in equipment for fiber-to-the-premise deployments. Net revenues from our WAN communications products increased $2.2 million, or 25%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due primarily to an increase in shipments in our network processor products, our T/E carrier transmission products and our Carrier Ethernet products.
For the first nine months of fiscal 2010, the 31% increase in our net revenues compared to the comparable fiscal 2009 period mainly reflects higher sales volume in all three of our product families, partially offset by an absence of revenues from the sale and licensing of intellectual property. Net revenues from our communications convergence processing products increased $12.7 million, or 36%, mainly reflecting an increase in shipments in our CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Within communications convergence processing, we also experienced an increase in shipments in VoIP processors for fiber optic access, particularly to customers in China. Net revenues from our high-performance analog products increased $10.8 million, or 38%, when comparing the first nine months of fiscal 2010 to the first nine months of fiscal 2009 due primarily to increased demand for crosspoint switches due to strength in the telecommunications market in China and increased demand for our physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments. Net revenues from our WAN communications products increased $10.3 million, or 45%, mainly reflecting an increase in shipments in our network processor products and our carrier Ethernet products in the first nine months of fiscal 2010. Net revenues from intellectual property licensing and sales decreased $5.0 million, or 100%, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, because we did not recognize any intellectual property sales in the first nine months of fiscal 2010. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

Gross Margin

	Three months ended			Nine months ended
	July 2,		July 3,	July 2,		July 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Gross margin	$27.8	40%	$19.9	$77.3	41%	$54.9
Percent of net revenues	64%		61%	64%		60%
Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc. (ASE)) for wafer fabrication, assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.
Our gross margin for the third quarter of fiscal 2010 increased $7.9 million from our gross margin for the third quarter of fiscal 2009, principally reflecting a 33% increase in revenues between such periods. Gross margin as a percent of net revenues increased 3% for the third quarter of fiscal 2010 compared to the same fiscal 2009 period and is due primarily to manufacturing efficiencies gained from increased production levels.
Our gross margin for the first nine months of fiscal 2010 increased $22.4 million over our gross margin for the first nine months of fiscal 2009, principally reflecting a combination of a 31% increase in revenues between such periods, as well as the effect of asset impairment charges totaling $3.7 million taken in the second quarter of fiscal 2009. Second quarter fiscal 2009 asset impairments consisted of $2.3 million related to the write-down of the carrying value of technology developed by Ample Communications, a $1.1 million write-down of Ample Communications-related inventory and an approximate $300,000 write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for the first nine months of fiscal 2009 includes an approximate 4% effect from these asset impairments, which is the most significant factor in the increase in gross margin as a percent of net revenues between the first nine months of fiscal 2010 and the first nine months of fiscal 2009 period. In addition, gross margin as a percent of net revenues increased in the first nine months of fiscal 2010 compared to the same fiscal 2009 period because of manufacturing efficiencies gained from increased production levels during the period. Offsetting these increases in gross margin as a percent of net revenues for the first nine months of fiscal 2010 compared to the same fiscal 2009 period is a drop in revenues associated with the sale or licensing of intellectual property, which have little associated cost.
Cost of goods sold includes the favorable effect of sales of certain inventories that we had previously written down to a zero cost basis during fiscal 2001. The favorable effect of such sales was $191,000 in the third quarter of fiscal 2010 and $312,000 in the third quarter of fiscal 2009. For the nine months ended July 2, 2010 and July 3, 2009, the favorable effect of such sales was $1.1 million and $1.3 million. These sales resulted from renewed demand for certain products that was not anticipated at the time of the write-downs. The previously written-down inventories were generally sold at prices which exceeded their original cost. As of July 2, 2010, we continued to hold inventories with an original cost of $2.6 million which were previously written down to zero in 2001. We currently intend to hold these remaining inventories until they become obsolete and will sell these inventories if we continue to experience demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories which are carried at zero cost basis, our gross margin will be favorably affected by an amount equal to the original cost of the zero-cost basis inventory sold. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

Research and Development

	Three months ended			Nine months ended
	July 2,		July 3,	July 2,		July 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Research and development	$12.7	5%	$12.1	$37.5	(3)%	$38.5
Percent of net revenues	29%		37%	31%		42%
Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The approximate $600,000 increase in R&D expenses for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 principally reflects a $392,000 increase in compensation and personnel-related costs, as well as an approximate $250,000 increase in the cost of engineering tools, materials and supplies.
The $1.0 million decrease in R&D expenses for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 principally reflects a $167,000 decrease in compensation and personnel-related costs, a $297,000 decrease related to a reduction in the cost of engineering hardware and software and a $494,000 decrease in the cost of contracted engineering services, which were mainly utilized during fiscal 2009.
Selling, General and Administrative

	Three months ended			Nine months ended
	July 2,		July 3,	July 2,		July 3,
($ in millions)	2010	Change	2009	2010	Change	2009
Selling, general and administrative	$10.2	3%	$9.9	$30.2	(5)%	$31.7
Percent of net revenues	24%		30%	25%		35%
Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The approximate $300,000 increase in our SG&A expenses for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily reflects a $262,000 increase in stock compensation related costs primarily resulting from an increase in our stock price .
The $1.5 million decrease in our SG&A expenses for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily reflects a $1.9 million decrease in compensation and personnel-related costs, including cash bonuses. This decrease is partially offset by a $938,000 increase in stock compensation-related costs primarily resulting from an increase in our stock price.
Special Charges
Special charges consisted of the following (in thousands):

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Asset impairments	$—	$—	$—	$2,865
Restructuring charges	(184)	9	605	4,031

Total special charges	$(184)	$9	$605	$6,896

Asset Impairments
We did not record any asset impairments during the three and nine months ended July 2, 2010, or in the three months ended July 3, 2009. During the nine months ended July 3, 2009, we recorded asset impairment charges totaling $2.9 million. Included in this amount are asset impairment charges of approximately $500,000 related to software and property and equipment that we determined to abandon or scrap, as well as asset impairment charges totaling $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications, which occurred in the fourth quarter of fiscal 2007. In the second quarter of fiscal 2009, our Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, our Ample Communications reporting unit experienced a significant decline in market value. As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses under ASC 350-20. Accordingly, in the second quarter of fiscal 2009, we performed an assessment of goodwill for impairment. Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and accordingly, we impaired the entire goodwill balance of $2.4 million.
Restructuring Charges
Mindspeed First Quarter of Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, we announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During the first nine months of fiscal 2010, we incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at our Newport Beach, California headquarters. We do not expect to incur any significant additional expenses related to this plan in future periods.
Activity and liability balances related to our first quarter of fiscal 2010 restructuring plan through July 2, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Charged to costs and expenses	$287	$573	$860
Cash payments	(225)	(573)	(798)
Non-cash charges /(credits)	(62)	—	(62)

Restructuring balance, July 2, 2010	$—	$—	$—

At July 2, 2010, there was no remaining accrued restructuring balance related to this plan.
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
Activity and liability balances related to our second quarter of fiscal 2009 restructuring plan from October 2, 2009 through July 2, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(30)	—	(30)
Non-cash charges /(credits)	(23)	—	(23)

Restructuring balance, July 2, 2010	$25	$—	$25

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
Activity and liability balances related to our first quarter of fiscal 2009 restructuring plan from October 2, 2009 through July 2, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total
Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(93)	(80)	(173)
Non-cash charges /(credits)	(159)	(6)	(165)

Restructuring balance, July 2, 2010	$35	$—	$35

The remaining accrued restructuring balance principally represents obligations under non-cancelable leases, employee severance benefits and other contractual commitments. We expect to pay these obligations over their respective terms, which expire at various dates through fiscal 2011.
Interest Expense

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
($ in thousands)	2010	2009	2010	2009
Interest expense	$(396)	$(749)	$(1,420)	$(2,337)
Interest expense mainly represents interest on our convertible senior notes. Interest expense decreased $353,000 in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decrease was primarily the result of lower overall debt balances due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes, which matured in November 2009. Our adoption of ASC 470-20 added non-cash interest expense of $99,000 for the three months ended July 2, 2010 and $339,000 for the three months ended July 3, 2009. See Notes 1 and 5 to our consolidated financial statements for further information related to this adoption.
Interest expense decreased $917,000 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease was primarily the result of the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes during the first quarter of fiscal 2010. Our adoption of ASC 470-20 added non-cash interest expense of $446,000 for the first nine months of fiscal 2010 and $1.1 million for the first nine months of fiscal 2009. See Notes 1 and 5 to our consolidated financial statements for further information related to this adoption.
Other Income, Net

	Three months ended		Nine months ended
	July 2,	July 3,	July 2,	July 3,
($ in thousands)	2010	2009	2010	2009
Other income/(expense), net	$323	$(285)	$525	$1,172
Other income/(expense) principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments. The approximate $600,000 increase in other income/(expense) in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 principally reflects a net $321,000 foreign exchange gain recorded in the third quarter of fiscal 2010 compared to a net $334,000 foreign exchange loss recorded in the third quarter of fiscal 2009.

The $647,000 decrease in other income/(expense) in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 principally reflects the $1.1 million gain we recorded in connection with the repurchase and subsequent cancellation of $20.5 million aggregate principle amount of our 3.75% convertible senior notes for cash of $17.3 million, which occurred in the first quarter of fiscal 2009. The other significant factor is a net $555,000 foreign exchange gain mainly due to the weakening of the Euro against the U.S. dollar recorded in the first nine months of fiscal 2010 compared to a net $38,000 foreign exchange loss recorded in the first nine months of fiscal 2009.
Provision for Income Taxes
Our provision for income taxes for the first nine months of fiscal 2010 and 2009 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first nine months of fiscal 2009 will not be realized. Accordingly, we have not recognized any income tax benefits relating to our U.S. federal and state operating losses for that period and we do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized. In the first nine months of 2010, we generated operating income. A substantial portion of this operating income will be offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings in the current period. We expect that our provision for income taxes for fiscal 2010 will principally consist of income taxes related to our foreign operations and amounts related to the alternative minimum tax in the U.S.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of July 2, 2010, our cash and cash equivalents totaled $34.1 million. Our working capital at July 2, 2010 was $42.1 million. As of October 2, 2009, our cash and cash equivalents totaled $20.9 million and working capital was $14.2 million.
In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. Prior to the fourth quarter of fiscal 2010, we completed a series of cost reduction actions which have improved our operating expense structure. We will continue to assess the need to perform additional actions, if necessary. In addition, from time to time, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to sustain the profitability we achieved in the second and third quarters of fiscal 2010. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase, current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to sustain profitability.
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

Cash generated by operating activities was $10.5 million for the first nine months of fiscal 2010 compared to cash used in operating activities of $7.7 million for the first nine months of fiscal 2009. Operating cash flows for the first nine months of fiscal 2010 reflect our net income of $7.8 million, which includes non-cash charges (depreciation and amortization, restructuring charges, stock-based compensation expense, inventory provisions, amortization of debt discount and other) of $10.5 million, and net working capital changes of approximately $7.9 million. Operating cash flows for the first nine months of fiscal 2009 reflect our net loss of $23.8 million, which includes non-cash charges (depreciation and amortization, asset impairments, special charges, stock-based compensation expense, inventory provisions, gain on debt extinguishment, amortization of debt discount and other) of $17.7 million and net working capital changes of approximately $1.6 million.
The significant component of the approximately $7.9 million change in net working capital change during the first nine months of fiscal 2010 is a $10.9 million increase in accounts receivable, which is due to both the timing of our increased level of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 39 days in the third quarter of fiscal 2010. In addition, in the first nine months of fiscal 2010, we paid approximately $1.0 million in cash related to our restructuring initiatives. These cash outflows were partially offset by a $1.1 million increase in our balance in deferred income on sales to distributors. In addition, our accounts payable balance increased $3.1 million due to the timing of our increased level of inventory purchases and the timing of our payments. In the first nine months of fiscal 2009, the net working capital change of $1.6 million consisted principally of a $4.7 million decrease in accounts payable, which was related to both the timing of payments, as well as the volume of payments due to decreases in production volumes. The change in working capital was also due to payments of $2.8 million related to our fiscal 2009 restructuring actions, as well as a $2.6 million decrease in accrued expenses and other current liabilities. These working capital increases were mostly offset by a decrease of $6.3 million in accounts receivable resulting from a decrease in our revenues and a decrease in our average collection period, as well as a decrease of $3.4 million in inventory resulting from our efforts to decrease inventory on-hand.
Cash used in investing activities of $4.9 million for the first nine months of fiscal 2010 consisted of payments made for capital expenditures. Cash used in investing activities of $5.9 million for the first nine months of fiscal 2009 also consisted of payments made for capital expenditures.
Cash provided by financing activities of $7.6 million for the first nine months of fiscal 2010 principally consisted of three significant items. In the first quarter of fiscal 2010, we used cash when we paid $10.5 million to retire the remaining principal amount of our 3.75% convertible senior notes which matured in November 2009. Offsetting this use of cash is $17.0 million in net proceeds we received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010. Also generating cash from financing activities is $1.5 million in proceeds received in conjunction with the exercise of stock options in the first nine months of fiscal 2010. Cash used in financing activities of $17.6 million for the first nine months of fiscal 2009 principally consisted of $17.3 million paid to retire $20.5 million in principle amount of our 3.75% convertible senior notes due in November 2009 and $256,000 of debt issuance costs paid related to both our revolving credit facility and the issuance of our 6.50% convertible senior notes.
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
As of July 2, 2010, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB. In April 2010, the Company amended its revolving credit facility agreement with Silicon Valley Bank and reduced the maximum amount available under the credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement.
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
The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal of the notes. At July 2, 2010, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of July 2, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
In the distribution, we issued to Conexant a warrant to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable for a period of ten years after the distribution. The warrant may be transferred or sold in whole or part at any time. The warrant contains antidilution provisions that provide for adjustment of the exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrants) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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

Contractual Obligations
In March 2010, we entered into a lease agreement with the owner of our headquarters in Newport Beach, California that began in, June 2010 and extends through December 2012. We may, at our option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, including operating expenses associated with the leased property. We estimate our minimum future obligation under the lease at approximately $5.1 million over the remaining lease term.
Other than the obligations under the lease described above, there have been no significant changes to our contractual obligations previously disclosed in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009.
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
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk. As of July 2, 2010, the carrying value of our cash and cash equivalents approximated fair value.
At July 2, 2010, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at fixed rate of 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase depending on the amount of outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of July 2, 2010, any change in the prime interest rate would have no effect on our obligations under the credit facility.
Foreign Exchange Risk
We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. The majority of our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At July 2, 2010, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at July 2, 2010, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 2, 2010, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, or Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended January 1, 2010 and April 2, 2010. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Although we generated net income in the second and third quarters of fiscal 2010, we have incurred significant losses in prior periods. Our revenues and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing) is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited capacity to fulfill the production requirements of other customers that are larger or better financed than we are, or who have superior contractual rights to enforce the manufacture of their products, including to the exclusion of producing our products.
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
The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to sustain the profitability we achieved in the second and third quarters of fiscal 2010;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
Although we generated $10.5 million in cash through operating activities during the first nine months of fiscal 2010, we used $5.4 million cash in operating activities during fiscal 2009. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property and our line of credit with Silicon Valley Bank. As of July 2, 2010, our cash and cash equivalents totaled $34.1 million. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% convertible senior notes, and we have no other principal payments on debt due in the next 12 months. We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and the sale and licensing of intellectual property will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 78% of our net revenues for the first nine months of fiscal 2010 and 75% of our net revenues for the first nine months of fiscal 2009. China is a particularly important international market for us, as more than 34% of our revenue for the first nine months of fiscal 2010 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:
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
Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 50% of our revenues for the first nine months of fiscal 2010 and 44% of our revenues for the first nine months of fiscal 2009.
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
Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. At July 2, 2010, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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
One of our directors is a Conexant director. Several of our directors and executive officers own Conexant common stock and hold options to purchase Conexant common stock. Service on our board of directors and as a director or officer of Conexant, or ownership of Conexant common stock by our directors and executive officers, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Conexant. For example, potential conflicts could arise in connection with decisions involving the warrant to purchase our common stock issued to Conexant, or with respect to other agreements made between us and Conexant in connection with the distribution.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased (a)	(or Unit)	Plans or Programs	Plans or Programs
April 3, 2010 to April 30, 2010	917	$10.03	—	—
May 1, 2010 to May 28, 2010	28,314	8.53	—	—
May 29, 2010 to July 2, 2010	5,808	8.16	—	—

	35,039	$8.51	—	—

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

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

10.1	Amendment No. 2 to Loan and Security Agreement, dated March 31, 2010, by and between the Registrant and Silicon Valley Bank.

10.2*
Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

10.3*
Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-165875).

10.4*	Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-165875).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: August 10, 2010	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

10.1	Amendment No. 2 to Loan and Security Agreement, dated March 31, 2010, by and between the Registrant and Silicon Valley Bank.

10.2
Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

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