Form 10-K
period 2010-10-01
MINDSPEED TECHNOLOGIES, INC
filed 2010-11-22
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant as of the end of its most recently completed second fiscal quarter was approximately $247.7 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the Registrant’s Common Stock as of October 29, 2010 was 32,228,598.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks, and the build-out of networks in developing countries;

•	our expectation that original equipment manufacturers will outsource more of their semiconductor component requirements to semiconductor suppliers;

•	our belief that the markets for semiconductor products addressing the enterprise, broadband access and metro service areas will grow at faster rates than the markets for network infrastructure equipment, in general, and our position to increase our share in those target areas;

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;

•	our belief that we are well-situated in China and that fiber deployments are being rolled out by the country’s major telecommunications carriers;

•	our belief that raw materials, parts and supplies required by our foundry suppliers will remain available in the foreseeable future;

•	our belief that the loss or termination of any single patent, license, trade secret, know-how, trademark or copyright would not materially affect our business or financial condition;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the increasing trend toward industry consolidation and the effect it could have on our operating results;

•	the sufficiency of our existing sources of liquidity, along with cash expected from product sales and the sale and licensing of intellectual property to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

•	our estimates regarding our minimum future obligations under our operating leases and our anticipated rental income;

•	the effects of changes in the prime interest rate and currency rates on our results of operations or cash flows;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenues;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

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

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise. Mindspeed®, Mindspeed Technologies®, Comcerto® and Transcedetm are registered trademarks or trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

PART I

Item 1.	Business

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing (formerly known as multiservice access), high-performance analog and wide area networking communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor system-on-chip (SoC) solutions for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our wide area networking (WAN) communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•	Communications Convergence Processing — triple-play edge and metro trunking gateways for Voice-over-Internet protocol (VoIP) platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

•	High-Performance Analog — next-generation fiber access network equipment (including passive optical networking, or PON, systems); storage and server systems supporting high-speed PCI Express, Serial Attached SCSI (SAS) and InfiniBand protocols; and production switches, routers and other systems that are driving the migration to 3G high-definition (HD) transmission; and

•	WAN Communications — circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.

We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provides us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. We have cultivated and continue to initiate and foster close relationships with leading network infrastructure OEMs to understand emerging markets, technologies and standards. We focus our research and development efforts on applications in the segments of the telecommunications network which we believe offer the most attractive growth prospects. Our business is fabless, which means we outsource all of our manufacturing needs, and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products — the highest value-creation elements of our business model.

Spin-off from Conexant Systems, Inc.

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed. Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities, which were allocated to us under the distribution agreement entered into between us and Conexant. Also, prior to the distribution, Conexant contributed cash to our company in an amount such that at the time of the distribution our cash balance was $100.0 million. We issued to Conexant a warrant to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable for a period of ten years after the distribution. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

Industry Overview

Communications semiconductor products are a critical part of network infrastructure equipment. Network infrastructure OEMs require advanced communications semiconductor products — such as low-power, multi-core digital signal processor (DSP) SoC solutions, as well as switching and signal timing and conditioning solutions — that are highly optimized for the equipment employed by their customers. We seek to provide semiconductor products that enable network infrastructure OEMs to meet the needs of their service provider and enterprise customers in terms of system performance, functionality and time-to-market.

Addressed Markets

Our semiconductor products are primarily focused on network infrastructure equipment applications in three areas of the broadly defined communications network: enterprise networks, broadband access service areas, including wireless and wireline infrastructure networks, and metropolitan and wide area networks. The type and complexity of network infrastructure equipment used in these network areas continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols.

Enterprise networks include equipment that enables voice and data communications and access to outside networks, and is deployed primarily in the offices of commercial enterprises, including specialized commercial segments, such as broadcast video production, which have demanding network requirements. An enterprise network may be comprised of many local area networks, as well as client workstations, centralized database management systems, storage area networks (SANs) and other components. In enterprise networks, communications semiconductors facilitate the processing and transmission of voice, data and video traffic in converged IP networks that are replacing the traditional separate telephone, data and video conferencing networks. Typical network infrastructure equipment found in enterprise networks that use our products include voice and media gateways, IP private branch exchanges, SAN routers, director-class switches and emerging enterprise-class wireless base station systems for enhanced mobile enterprise service delivery. In addition, a major trend in the broadcast video segment of the enterprise networking market is the switch from analog to digital television transmission and the conversion from standard-definition television services to high-definition television (HDTV) services featuring more detailed images and digital surround sound. We offer a family of broadcast-video products optimized for high-speed HDTV routing and production switcher applications.

Broadband Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network (including copper, fiber optic or wireless transmission), including network infrastructure equipment that connects end-users (typically located at a business or residence) with metropolitan and wide area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks; for example, connecting wireless base station equipment to a wireline network, and enabling the computationally complex processing that is required in order for carriers to meet cellular data service demands with limited available spectrum. Typical network infrastructure equipment found at the edge of the broadband access service area that use our products include optical node units, optical line terminals, remote access concentrators, digital subscriber line (DSL) access multiplexers, mixed-media gateways, wireless base stations, digital loop carrier equipment and media converters.

Metropolitan and Wide Area Networks refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area, including inexpensive mobile backhaul services for wireless communications carriers. In addition, this portion of the network provides the communications link between broadband access service areas and the fiber optic-based, wide area network. For metro equipment applications, our communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products includes add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms.

The telecommunications network, including the Internet, has evolved into a complex, hybrid series of converging digital and optical networks that connect individuals and businesses globally. These new higher-bandwidth, data-centric networks integrate voice, data and video traffic, operate over both wired and wireless media, link existing voice and data networks and cross traditional enterprise, broadband access, metro and long haul service area boundaries. Network infrastructure OEMs are designing faster, more intelligent and more complex equipment to satisfy the needs of service providers as they continue to expand their network coverage and service offerings while upgrading and connecting or integrating existing networks of disparate types. In this demanding environment, we believe network infrastructure OEMs select as their strategic partners communications semiconductor suppliers who can deliver advanced products that provide increased functionality, lower total system cost and support for a variety of communications media, operating speeds and protocols.

The Mindspeed Approach

We believe the breadth of our product portfolio, combined with our expertise in low-power semiconductor hardware and software and communications systems engineering, provide us with a competitive advantage in designing and selling our products to leading network infrastructure OEMs.

We have proven expertise in signal, packet and transmission processing technologies. Signal processing involves both signal conversion and digital signal processing techniques that convert and compress voice, data and video between analog and digital representations. Packet processing involves bundling or segmenting information traffic using standard protocols such as IP or ATM and enables sharing of transmission bandwidth across a given communication medium. Transmission processing involves the transport and receipt of voice, data and video traffic across copper wire and optical fiber communications media.

These core technology competencies are critical for developing semiconductor networking solutions that enable the processing, transmission and switching of high-speed voice, data and video traffic, employing multiple communications protocols, across disparate communications networks. Our core technology competencies are the foundation for developing our:

•	low-power semiconductor device architectures, including mixed-signal devices and application-specific multi-core SoC solutions that combine core central processing units, digital signal processors and programmable hardware-accelerated protocol engines plus analog signal processing capabilities;

•	highly optimized signal processing algorithms and communications protocols, which we implement in semiconductor devices, including echo-cancellation, wideband voice and advanced video technologies;

•	critical software drivers and application software to perform signal, packet and transmission processing tasks, plus programming tools, which customers can use to add their own proprietary value to designs based on our SoCs;

•	integration, transmission and receiving of multi-gigabit serial data streams over optical and copper media to solve difficult system challenges in synchronous optical network (SONET), optical transport network (OTN), dense wavelength division multiplexing (DWDM) telecommunications equipment, broadcast video systems, and enterprise storage, networking and computing applications; and

•	traditional transmission components for the public switched telephone network (PSTN) which continues to provide the underlying long-distance backbone for today’s Internet infrastructure.

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

Focus on Increasing Share in Growth Applications

We have established strong market positions for our products in the enterprise, broadband access (fixed and mobile) and metro service areas of the telecommunications network. We believe the markets for semiconductor products that address these applications will grow at faster rates than the markets for network infrastructure equipment, in general. This key attribute is expected to make the enterprise, broadband access and metro service areas the most attractive markets for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

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

In North America, we have cultivated close relationships with leading network infrastructure OEMs, including Cisco Systems, Inc. and Genband, Inc. Abroad, we have established close relationships with market leaders such as Huawei Technologies Co., Ltd., and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks and LM Ericsson Telephone Company in Europe.

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

Additionally, we have aligned with key strategic partners to collaborate on advanced multi-core SoC architectures that we believe are critical for next-generation, ultra-low-power communications processing solutions. For instance, our work with ARM Holdings plc has resulted in 12 generations of power-efficiency advances, initially for carrier-class convergence processors and more recently for triple-play home-gateway platforms, as well as for our Transcedetm products. Power efficiency is becoming increasingly important as our customers adopt a variety of energy-efficiency initiatives, including the European Union energy-consumption guidelines for broadband equipment.

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

Products

We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions. Our products can be classified into three focused product families: communications convergence processing products, high-performance analog products and WAN communications products. These three product families are found in a variety of networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

Communications Convergence Processing Products

Our software-configurable communications convergence processing (formerly known as multiservice access) products serve as bridges for transporting video, voice, fax and modem transmissions between circuit-switched and packet-based fixed and mobile networks, and across network boundaries. Our DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of voice compression techniques, echo cancellers and communications protocols. These products process and translate voice and data and perform various management and reporting functions. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different networks. Supported services include video and VoIP, Voice-over-ATM (VoATM) and Voice-over-DSL services, as well as wireline-to-wireless connectivity.

Our communications convergence processing products include the eighth-generation Comcerto family for fiber-access service delivery, and our Transcedetm family of 3G/4G base station baseband processors that extend our proven multi-core processing expertise into the mobile infrastructure.

Our Comcerto family of packet processors includes a full range of software-compatible solutions that enable OEMs to provide scalable systems with customized features for carrier, enterprise and customer premise applications. The high-density members of this family, the Comcerto 5000, 900, 700 and 600 series processors and related software, provide a complete SoC solution for carrier-class video and Voice-over-packet (VoP) applications. All are targeted for use in media gateways designed to bridge wireless, wireline and enterprise networks.

The Comcerto 300, 500 and 800 series solutions are designed for access and enterprise voice and data processing applications. The Comcerto 300 series is targeted at VoIP integration in lower density access platforms, such as multi-dwelling units (MDUs), digital subscriber line access multiplexer (DSLAM) equipment and multi-service access nodes (MSANs), and are widely deployed in passive optical network/fiber-to-the-building (PON/FTTB) applications. The Comcerto 500 series is a silicon “PBX-on-a-chip” which supports all required voice processing functionality for up to 128 channels, including encryption. The Comcerto 800 series enables a new class of “office-in-a-box” systems by combining a high-quality VoP subsystem with a high-performance routing and virtual private network (VPN) engine. The Comcerto 800 series integrates voice processing, packet processing and encryption functionality into a single device for the rapidly growing market for VoP enterprise networks. This product is targeted for use in enterprise voice gateways, PBXs and integrated access devices.

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

The Comcerto 1000 series of low-power embedded packet processers address a wide variety of applications ranging from high-end VoIP enabled home gateways and small-to-midsized business high performance security appliances to Ethernet powered 802.11n enterprise access points. The Comcerto 1000 series of processors delivers scalability, high-performance packet handling capabilities, increased VPN and secure sockets layer (SSL) throughput and industry leading QoS hardware features.

Our Transcede family extends our multi-core processor to deliver highly integrated baseband solutions for 3G/4G base stations. Transcede is designed to meet the huge increase in base station diversity and computational complexity caused by the mobile Internet’s migration from a voice- to data-centric mobile network. Transcede is designed to enable the development of a wide range of equipment, from picocells and enterprise femtocells serving a relatively small number of subscribers to microcells and macrocells serving hundreds or thousands of subscribers. Demand for this diverse set of platforms is being driven by the need for carriers to offload mobile data traffic and bridge today’s 3G coverage and performance gaps, while paving the way for next-generation 4G and long term evolution (LTE) networks.

The Transcede family includes the T4000, whose processor cores run at 600 MHz, with less than 12 watt power consumption, and the T4020, which features 750 MHz processor cores and typical power consumption less than 15 watts. These devices enable 64-user “picocell on a chip,” delivering three sectors of LTE processing in a single device, while still providing substantial processing headroom so manufacturers can deploy their own value-added features as part of an overall Transcede-based solution. The Transcede family also includes the Transcede 3000, which is designed for small-cell 3G and 4G base stations supporting up to 32 users. Mindspeed also offers the T4005 for 3G/4G macrocell developers who want to combine Transcede’s high-performance Layer One (L1) physical-layer (PHY) processing capabilities with an existing Layer Two (L2) media access control (MAC) processing solution. All other Transcede processors combine L1 PHY and L2 MAC functionality on the same device to deliver the lowest possible system latency.

High-Performance Analog Products

Our high-performance analog transmission devices and switching products support storage area network, fiber-to-the-premise, OTN and broadcast video typically operating at data transmission rates between 155 megabits per second (Mbps) and 10 gigabits per second (Gbps). Our transmission products include laser drivers, transimpedance amplifiers, post amplifiers, clock and data recovery circuits, signal conditioners, serializers/deserializers, video reclockers, cable drivers and line equalizers. These products serve as the connection between a fiber optic or coaxial cable component interface and the remainder of the electrical subsystem in various network equipment and perform a variety of functions, including:

•	converting incoming optical signals from fiber optic cables to electrical signals for processing and transport over a wireline medium and vice-versa;

•	conditioning the signal to remove unwanted noise;

•	combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy; and

•	amplifying and equalizing weaker signals as they pass through a particular system’s equipment, media or network.

Our switching products include a family of high-speed crosspoint switches capable of switching traffic beyond 8 Gbps within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time-to-time. Target equipment applications for our switching products include OTN systems, add-drop multiplexers, high-density IP switches and storage-area routers. In addition, we offer crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications.

WAN Communications Products

Our WAN communications products include transmission solutions and high-performance ATM/multi-protocol label switching (MPLS) network processors that facilitate the aggregation, processing and transport of voice and data traffic over copper wire or fiber optic cable to access metropolitan and long-haul networks.

Our high-performance ATM/MPLS network processors, and T1/E1, T3/E3 and SONET carrier devices are designed for use in a variety of equipment including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways, wireless backhaul and wireless base station controllers.

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% of our revenues for fiscal 2010. For fiscal 2010, distributors Avnet, Inc. and Alltek Technology Corporation each accounted for 15% of our net revenues.

Our top direct OEM customer for fiscal year 2010 was Zhongxing Telecom Equipment Corp. (ZTE), who accounted for 10% of our net revenues. Huawei Technologies Co. Ltd. and Cisco Systems Inc. were also significant direct OEM customers and accounted for a total of 12% of our net revenues. We believe that our significant indirect network infrastructure OEM customers for fiscal year 2010 also included Alcatel-Lucent, Genband, Inc., Hitachi, Ltd. and Nokia Siemens Networks.

Our customer base is widely dispersed geographically. Revenues derived from customers located in the Americas region was 26%, in the Europe region was 7% and in the Asia-Pacific region was 67% of our total revenues for fiscal 2010. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 2 and Note 17 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization that is currently comprised of 105 employees located in three domestic and eight international sales locations. Our marketing, sales and field applications engineering teams, augmented by 13 electronic component distributors and three sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Operations and Manufacturing

We are a fabless company, which means we do not own or operate foundries for wafer fabrication or facilities for device assembly and final test of our products. Instead, we outsource wafer fabrication, assembly and testing of our semiconductor products to independent, third-party contractors. We use mainstream digital complementary metal- oxide semiconductor (CMOS) process technology for the majority of our products; we rely on specialty processes for the remainder of our products. Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) is our principal foundry supplier of CMOS wafers and die and produces some of our specialty process products. We use several other suppliers for wafers used in older products. We believe that the raw materials, parts and supplies required by our foundry suppliers are generally available at present and will remain available in the foreseeable future.

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

Our principal competitors are Applied Micro Circuits Corporation, Cavium Networks Inc., Freescale Semiconductor, Inc., Gennum Corporation, Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Inc. and Vitesse Semiconductor Corporation.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We currently have 330 employees engaged in research and development activities. On research and development activities, we spent approximately $51.4 million in fiscal 2010, $50.7 million in fiscal 2009 and $56.2 million in fiscal 2008. We perform research and product development activities at our headquarters in Newport Beach, California and at nine design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to regions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

Intellectual Property

Our success and future revenue growth depend, in part, on the intellectual property that we own and develop, including patents, licenses, trade secrets, know-how, trademarks and copyrights, and on our ability to protect our intellectual property. We continuously review our patent portfolio to maximize its value to us, abandoning or selling inapplicable or less useful patents and filing new patents important to our product roadmap. Our patent portfolio may be used to avoid, defend or settle any potential litigation with respect to various technologies contained in our products. The portfolio may also provide negotiating leverage in attempts to cross-license patents or technologies with third parties. We may also seek to leverage our patent portfolio by licensing or selling our patents or other intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In connection with our participation in the development of various industry standards, we may be required to reasonably license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event that we file for bankruptcy protection or take other equivalent actions. While in the aggregate our intellectual property is important to our operations, we do not believe that any single patent, license, trade secret, know-how, trademark or copyright is considered of such importance that its loss or termination would materially affect our business or financial condition.

Employees

We currently have 519 full-time employees, approximately 354 of whom are engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past seven years since our inception. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes and the timing and extent of product development costs.

Available Information

We maintain an Internet website at www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Our Code of Business Conduct and Ethics, Guidelines on Corporate Governance and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our Internet website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

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

Although we generated net income in fiscal 2010, we have incurred significant losses in prior periods. Our revenues and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

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

Our operating results may be adversely impacted by worldwide economic uncertainties and specific conditions in the markets we address, including the cyclical nature of and volatility in the semiconductor industry. As a result, the market price of our common stock may fluctuate.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Furthermore, during challenging economic times, our customers and vendors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we may experience growth patterns that are different than the end demand for products, particularly during periods of high volatility. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

We cannot predict the timing, strength or duration of any economic slowdown or the impact it will have on our customers, our vendors or us. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a compound impact on our business. The impact of market volatility is not limited to revenue, but may also affect our product gross margins and other financial metrics. Any downturns in the semiconductor industry could be severe and prolonged, and any failure of the industry or wired and wireless communications markets to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

We are entirely dependent upon third parties for the manufacture of our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.

We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Our principal suppliers of wafer fabrication services are TSMC and Jazz Semiconductor. We are also dependent upon third parties, including Amkor and ASE, for the assembly and testing of all of our products. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services.

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

Our standard lead time, or the time required to manufacture our products (including wafer fabrication, assembly and testing), is typically 12 to 16 weeks. During periods of manufacturing capacity shortages, the foundries and other suppliers on whom we rely may devote their limited capacity to fulfill the production requirements of other customers that are larger or better financed than we are, or who have superior contractual rights to enforce the manufacture of their products, including to the exclusion of producing our products.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to sustain the profitability we achieved in the last three quarters of fiscal 2010;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Although we generated $23.8 million in cash through operating activities during fiscal 2010, we used $5.4 million cash in operating activities during fiscal 2009. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and sales and licensing of intellectual property and our line of credit with Silicon Valley Bank. As of October 1, 2010, our cash and cash equivalents totaled $43.7 million. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% convertible senior notes, and we have no other principal payments on debt due in the next 12 months. We believe that our existing cash balances, along with cash expected to be generated from product sales and the sale and licensing of intellectual property will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

The loss of one or more key customers or distributors, or the diminished demand for our products from a key customer could significantly reduce our revenues and profits.

A relatively small number of end customers and distributors have accounted for a significant portion of our revenues in any particular period. There has been an increasing trend toward industry consolidation in our markets in recent years, particularly among major network equipment and telecommunications companies. Industry consolidation could decrease the number of significant customers for our products thereby increasing our reliance on key customers. In addition, industry consolidation has generally led, and may continue to lead, to pricing pressures and loss of market share. We have no long-term volume purchase commitments from our key customers. One or more of our key customers or distributors may discontinue operations as a result of consolidation, financial instability, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 77% of our net revenues for fiscal 2010 and 76% of our net revenues for fiscal 2009. China is a particularly important international market for us, as more than 31% of our revenue for fiscal 2010 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

We may in the future enter into foreign currency forward exchange contracts to mitigate the risk of loss from currency exchange rate fluctuations for foreign currency commitments entered into in the ordinary course of business. We do not enter into foreign currency forward exchange contracts for other purposes. Our financial condition and results of operations could be adversely affected by currency fluctuations.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 47% of our revenues for fiscal 2010 and 46% of our revenues for fiscal 2009.

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

As of October 1, 2010, we had net operating loss carryforwards of approximately $627.1 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a shareholder rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

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

Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. At October 1, 2010, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Currently, we occupy our headquarters located in Newport Beach, California (which includes design and sales offices), eight design centers and nine sales locations. These facilities had an aggregate floor space of approximately 160,000 square feet, all of which is leased, consisting of approximately 97,000 square feet at our headquarters, 47,000 square feet at our design centers and 16,000 square feet at our sales locations. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

	High	Low

Fiscal 2009
Quarter ended January 2, 2009	$1.95	$0.56
Quarter ended April 3, 2009	$1.63	$0.71
Quarter ended July 3, 2009	$2.39	$1.61
Quarter ended October 2, 2009	$3.06	$1.96
Fiscal 2010
Quarter ended January 1, 2010	$4.94	$3.10
Quarter ended April 2, 2010	$8.56	$4.74
Quarter ended July 2, 2010	$10.71	$6.67
Quarter ended October 1, 2010	$9.27	$6.09

Recent Share Prices and Holders

The last reported sale price of our common stock on November 18, 2010 was $6.36 and there were approximately 28,067 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

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

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
	Purchased(a)	(or Unit)	Plans or Programs	Plans or Programs

July 3, 2010 to July 30, 2010	31	$6.67	—	—
July 31, 2010 to August 27, 2010	14,693	$6.45	—	—
August 28, 2010 to October 1, 2010	5,808	$6.97	—	—

	20,532	$6.60	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

Use of Proceeds from Sale of Registered Securities

In August 2009, we issued and sold 4.8 million shares of our common stock at a public offering price of $2.05 per share. We received approximately $8.9 million in net proceeds from this offering. On November 17, 2009, the full amount of the net proceeds was applied to the repayment of the remaining $10.5 million outstanding under our 3.75% convertible senior notes.

In March 2010, we issued and sold 2.5 million shares of our common stock at a public offering price of $7.25 per share. We received approximately $17.0 million in net proceeds from this offering. We intend to use the proceeds from this offering for general corporate purposes, including capital expenditures, as well as to potentially refinance our outstanding indebtedness. Pending such uses, the proceeds will be held in highly liquid investments.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this report. Our consolidated selected financial data have been derived from our audited consolidated financial statements.

	October 1,	October 2,	October 3,	September 28,	September 29,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data
Net revenues:
Products	$165,379	$121,552	$144,349	$125,805	$135,919
Intellectual Property	12,800	5,000	16,350	2,000	—

Total net revenues	178,179	126,552	160,699	127,805	135,919
Cost of goods sold (including impairments and other charges of $3,667 in fiscal 2009)	59,840	49,981	47,625	42,334	43,592

Gross margin	118,339	76,571	113,074	85,471	92,327
Operating expenses:
Research and development	51,367	50,650	56,217	57,447	64,104
Selling, general and administrative	41,419	41,582	46,984	43,385	46,970
Special charges(1)	2,684	6,896	211	4,724	2,550

Total operating expenses	95,470	99,128	103,412	105,556	113,624

Operating income/(loss)	22,869	(22,557)	9,662	(20,085)	(21,297)
Interest expense	(1,817)	(3,127)	(5,310)	(5,248)	(4,938)
Other income, net	424	1,052	544	522	863

Income/(loss) before income taxes	21,476	(24,632)	4,896	(24,811)	(25,372)
Provision for income taxes	406	482	611	111	1,849

Net income/(loss)	$21,070	$(25,114)	$4,285	$(24,922)	$(27,221)

Net income/(loss) per share:
Basic	$0.70	$(1.04)	$0.19	$(1.12)	$(1.29)
Diluted	$0.65	$(1.04)	$0.18	$(1.12)	$(1.29)
Shares used in computation of net income/(loss) per share:
Basic	30,260	24,156	23,046	22,156	21,107
Diluted	34,579	24,156	23,202	22,156	21,107

	October 1,	October 2,	October 3,	September 28,	September 29,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$43,685	$20,891	$43,033	$25,796	$29,976
Marketable securities	—	—	—	—	11,260
Working capital	53,762	14,223	50,277	35,814	50,880
Total assets	108,684	62,463	100,413	82,008	96,438
Long-term debt	13,810	13,415	40,749	37,308	33,848
Long-term capital leases	574	269	—	—	91
Stockholders’ equity	61,636	18,890	32,666	21,904	34,142

(1)	Special charges consist of asset impairments and restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing (formerly known as multiservice access), high-performance analog and wide area networking communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•	Communications Convergence Processing — triple-play edge and metro trunking gateways for Voice-over-Internet protocol (VoIP) platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

•	High-Performance Analog — next-generation fiber access network equipment (including passive optical networking, or PON, systems); storage and server systems supporting high-speed PCI Express, Serial Attached SCSI (SAS) and InfiniBand protocols; and production switches, routers and other systems that are driving the migration to 3G high-definition (HD) transmission; and

•	WAN communications — circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.

We report on a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010. Fiscal year 2009 comprised 52 weeks and ended on October 2, 2009. Fiscal year 2008 comprised 53 weeks and ended on October 3, 2008.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 47% of our revenues for fiscal 2010. Our revenue is well diversified globally, with 77% of fiscal 2010 revenue coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. In the fourth quarter of fiscal 2010, 24% of our revenue was derived from China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $51.4 million on research and development in fiscal 2010. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

We are dependent upon third parties for the development, manufacturing, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent upon our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of their other customers that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenues. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers, the level of which may decrease due to general economic conditions and uncertainty, over which we have no control. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry has generally led to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenues and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

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

Our products are used by OEMs that have designed our products into network infrastructure equipment. For many of our products, we gain these design wins through a lengthy sales cycle, which often includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. In the event that quantities of inventory on hand exceed foreseeable demand from existing OEM customers into whose products our products have been designed, we generally are unable to sell our excess inventories to others, and the estimated realizable value of such inventories to us is generally zero.

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

Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. See Notes 13 and 14 to our consolidated financial statements for a discussion of the impairment of certain long-lived assets.

Recent Accounting Pronouncements

On October 3, 2009, we adopted ASC 470-20, for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), formerly FASB Staff Position APB 14-1. This standard required retrospective adjustments to prior period financial statements to conform with current period accounting treatment. Accordingly, our prior period financial statements have been adjusted. ASC 470-20 requires that convertible debt instruments that may be settled in cash be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 6 to our consolidated financial statements for additional information on the adoption of this accounting standard.

On October 3, 2009, we adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This authoritative guidance provides that before the completion of an award’s requisite service period, all outstanding awards that contain rights to nonforfeitable dividends in undistributed earnings with common stock are participating securities and shall be included in the computation of earnings per share. We determined that a limited number of our instruments granted in share-based payment transactions contained rights to nonforfeitable dividends in undistributed earnings. During the first quarter of fiscal 2010, we amended the related instruments’ plan documents to eliminate this provision and therefore no longer have any instruments subject to this authoritative guidance. We have determined that there is no impact to our presentation of earnings per share in any historical periods by including the limited number of applicable instruments prior to this plan amendment.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. We adopted the relevant provisions of this guidance, which did not have a material impact on our consolidated financial statements.

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of these provisions to have a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption of these provisions to have a material impact on our consolidated financial statements.

Results of Operations

Net Revenues

Fiscal 2010 Compared to Fiscal 2009; Fiscal 2009 Compared to Fiscal 2008

The following table summarizes our net revenues:

	2010	Change	2009	Change	2008
	(Dollars in millions)

Communications convergence processing products	$66.9	35%	$49.5	2%	$48.4
High-performance analog products	54.3	39%	39.1	(7)%	41.9
WAN communications products	44.2	34%	33.0	(39)%	54.0
Intellectual property	12.8	156%	5.0	(70)%	16.4

Net revenues	$178.2	41%	$126.6	(21)%	$160.7

For fiscal 2010, the 41% increase in our net revenues compared to fiscal 2009 mainly reflects higher sales volume in all three of our product families, as well as an increase in the sales and licensing of our intellectual property. Net revenues from our communications convergence processing products increased $17.4 million, or 35%, in fiscal 2010 compared to fiscal 2009, mainly reflecting an increase in shipments of our CPE products, which are used in broadband home gateways and other equipment used by service providers in fiber-to-the-home deployments in order to deliver voice, data and video services to residential subscribers. Within communications convergence processing, we also experienced an increase in shipments for FTTB deployments, particularly to customers in China. Net revenues from our high-performance analog products increased $15.2 million, or 39%, when comparing fiscal 2010 to fiscal 2009 due primarily to increased demand for crosspoint switches primarily related to strength in the optical transport market and broadcast video market, and increased demand for our physical media devices as we expanded into the gigabit passive optical networking (GPON) market. Net revenues from our WAN communications products increased $11.2 million, or 34%, mainly reflecting an increase in shipments of our network processor products and our carrier Ethernet products in fiscal 2010. Net revenues from intellectual property licensing and sales increased $7.8 million, or 156%, in fiscal 2010 compared to fiscal 2009, due to the sale of certain intellectual property in two significant transactions in the fourth quarter of fiscal 2010. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

The 21% decrease in our net revenues for fiscal 2009 compared to fiscal 2008 reflects declines in high-performance analog products and WAN communications products, as well as a decrease in revenues from the sale and licensing of intellectual property. These declines were partially offset by an increase in revenues in our communications convergence processing products. Net revenues from our communications convergence processing products increased $1.1 million, or 2%, mainly reflecting an increase in shipments for FTTB deployments, particularly in Asia, partially offset by decreased demand at one of our large strategic North American customers. We experienced increased sales volumes from our VoIP product families as telecommunication service providers install equipment to transmit their voice traffic over IP data networks. We believe we benefited from the deployment of IP-based networks both in new network buildouts and the replacement of circuit-switched networks. Net revenues from our high-performance analog products decreased $2.8 million, or 7%, when comparing fiscal 2009 to fiscal 2008. Within high-performance analog, we experienced a benefit from increased demand for our crosspoint switches, which are used in telecommunications applications. This benefit was offset by weak economic conditions affecting our physical media devices, which are used in infrastructure equipment for fiber-to-the-premise deployments, metropolitan area networks and wide area networks. Net revenues from our WAN communications products decreased $21.0 million, or 39%, mainly reflecting a significant decrease in demand due to weak economic conditions, particularly in North America and Europe. This decrease in demand was primarily in our ATM/MPLS network processor products, our T/E carrier transmission products and our Carrier Ethernet products. Net revenues from intellectual property licensing and sales decreased $11.4 million, or 70%, in fiscal 2009 compared to fiscal 2008, due to the magnitude and timing of intellectual property sales.

Gross Margin

	2010	Change	2009	Change	2008
	(Dollars in millions)

Gross margin	$118.3	54%	$76.6	(32)%	$113.1
Percent of net revenues	66%		61%		70%

Gross margin represents net revenues less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd., Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc.) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.

Our gross margin for fiscal 2010 increased $41.7 million from fiscal 2009, principally reflecting an increase in both product and intellectual property revenues in fiscal 2010, as well as the effect of asset impairment charges recorded in the second quarter of fiscal 2009. Our fiscal 2010 product sales increased $43.8 million, or 36%, compared to fiscal 2009 and our sale or licensing of intellectual property increased $7.8 million, or 156%. The increase in our gross margin as a percent of net revenues for fiscal 2010 compared to fiscal 2009 was primarily due to the effect of asset impairment charges incurred in fiscal 2009 and increased sales of higher margin intellectual property in fiscal 2010.

Our gross margin for fiscal 2009 decreased $36.5 million from fiscal 2008, principally reflecting a decrease in revenues, as well as asset impairment charges recorded in the second quarter of fiscal 2009. Our fiscal 2009 product sales decreased $22.8 million, or 16%, compared to fiscal 2008 and our sale or licensing of intellectual property decreased $11.4 million, or 70%. The decrease in our gross margin as a percent of net revenues for fiscal 2009 compared to fiscal 2008 was primarily due to the drop in revenues from the sale or licensing of intellectual property, which had little associated cost, as well as product mix changes and reduced levels of overhead absorption caused by a lower level of product sales in fiscal 2009. The decrease in gross margin in fiscal 2009 was also impacted by asset impairment charges of $3.7 million recorded in fiscal 2009. Asset impairments consisted of $2.4 million related to the write-down of the carrying value of technology developed by Ample Communications, Inc., a $1.1 million write-down of Ample Communications related inventory and an approximate $300,000 write-down of certain manufacturing related fixed assets. Gross margin as a percent of net revenues for fiscal 2009 included an approximate 3% negative effect from these asset impairments.

Research and Development

	2010	Change	2009	Change	2008
	(Dollars in millions)

Research and development expenses	$51.4	1%	$50.7	(10)%	$56.2
Percent of net revenues	29%		40%		35%

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $700,000 increase in R&D expenses for fiscal 2010 compared to fiscal 2009 was primarily driven by a $1.4 million increase in compensation and personnel-related costs, including stock compensation expense. This increase is due to both a management bonus accrual in accordance with our fiscal 2010 cash bonus plan, as well as an increase in headcount within our communications convergence processing and high-performance analog groups. This increase was partially offset by a decrease in the cost of our facilities of almost $1.1 million, which was mainly the result of entering into a new corporate headquarters lease at a more favorable rental rate than we had previously.

The $5.5 million decrease in R&D expenses for fiscal 2009 compared to fiscal 2008 was primarily driven by a $4.5 million decrease in compensation and personnel-related costs mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our restructuring activities. In addition, R&D expenses in fiscal 2008 included $817,000 related to severance benefits payable to certain former employees as a result of organizational changes, which were not incurred in fiscal 2009.

Selling, General and Administrative

	2010	Change	2009	Change	2008
	(Dollars in millions)

Selling, general and administrative expenses	$41.4	(0)%	$41.6	(11)%	$47.0
Percent of net revenues	23%		33%		29%

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The $200,000 decrease in our SG&A expenses in fiscal 2010 compared to fiscal 2009 is primarily due to a $549,000 decrease in the cost of our facilities, which was mainly due to our entering into a new corporate headquarters lease at a more favorable rental rate than we had previously. In addition, the decrease in SG&A in fiscal 2010 as compared to fiscal 2009 is due to a decrease in the cost of our professional fees and insurance totaling approximately $600,000. These decreases in SG&A expenses were mostly offset by an increase in compensation, including stock compensation expense, of approximately $1.0 million. The increase in compensation, including stock compensation expense, reflects a decrease in costs resulting from headcount reductions associated with our restructuring activities, which is more than offset by an increase in compensation expense related to a management bonus accrual in accordance with our fiscal 2010 cash bonus plan, as well as an increase in stock compensation expense.

The $5.4 million decrease in our SG&A expenses in fiscal 2009 compared to fiscal 2008 reflected a $2.0 million decrease in compensation and personnel-related costs, including stock compensation expense mainly due to a focused effort to reduce costs associated with our workforce, including headcount reductions associated with our restructuring activities. In addition, SG&A expenses decreased $1.2 million as a result of decreased spending on professional fees in fiscal 2009 and a $761,000 decrease in commissions paid to our sales representatives. In addition, SG&A expense decreased $571,000 in fiscal 2009 due to a decrease in expenses incurred related to severance benefits payable to former officers and employees.

Special Charges

Special charges consist of the following:

	2010	2009	2008
	(Dollars in millions)

Asset impairments	$0.8	$2.9	$—
Restructuring charges	1.9	4.0	0.2

Total special charges	$2.7	$6.9	$0.2

Asset Impairments

During fiscal 2010, we recorded asset impairment charges of $828,000. These impairment charges consisted of property and equipment that we determined to abandon or scrap.

During fiscal 2009, we recorded asset impairment charges of $2.9 million. Included in this amount were asset impairment charges of approximately $500,000 related to software and property and equipment that we determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to our acquisition of certain assets of Ample Communications. In the second quarter of fiscal 2009, our Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that we believe was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, our Ample Communications reporting unit experienced a significant decline in market value. As a result, we concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, we performed a goodwill impairment assessment. Based on the results of our assessment of goodwill for impairment, we determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and we impaired the entire goodwill balance of $2.4 million.

We continually monitor and review long-lived assets, including fixed assets and intangible assets, for possible impairment. Future impairment tests may result in significant write-downs of the value of our assets.

Restructuring Charges

We have from time to time, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in our WAN product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-down	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations through the second quarter of fiscal 2012.

Mindspeed First Quarter of Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, we announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During fiscal 2010, we incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at our Newport Beach, California headquarters. We do not expect to incur any significant additional expenses related to this plan in future periods.

Activity and liability balances related to our first quarter of fiscal 2010 restructuring plan through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$287	$573	$860
Cash payments	(225)	(573)	(798)
Non-cash charges/(credits)	(62)	—	(62)

Restructuring balance, October 1, 2010	$—	$—	$—

At October 1, 2010, there was no remaining accrued restructuring balance related to this plan

Mindspeed Second Quarter of Fiscal 2009 Restructuring Plan — In the second quarter of fiscal 2009, we announced the implementation of cost reduction measures with most of the savings expected to be derived from focused reductions in the areas of sales, general and administrative and wide area networking communication spending, including the closure of our Dubai facility. During fiscal 2009, we incurred special charges of $1.1 million in connection with this restructuring, primarily related to severance costs for affected employees. As of the end of fiscal 2010, this restructuring plan was complete and we do not expect to incur significant additional expenses related to this restructuring plan in future periods.

Activity and liability balances related to our second quarter of fiscal 2009 restructuring plan from October 2, 2009 through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(35)	—	(35)
Non-cash charges/(credits)	(35)	—	(35)

Restructuring balance, October 1, 2010	$8	$—	$8

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations in the first quarter of fiscal 2011.

Mindspeed First Quarter of Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, we implemented a restructuring plan under which we reduced our workforce by approximately 6%. In connection with this reduction in workforce, we recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, we vacated approximately 70% of our Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. This restructuring plan is complete and we do not expect to incur significant additional expenses related to this restructuring plan in future periods.

Activity and liability balances related to our first quarter of fiscal 2009 restructuring plan from October 2, 2009 through October 1, 2010 are as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(101)	(80)	(181)
Non-cash charges/(credits)	(174)	(6)	(180)

Restructuring balance, October 1, 2010	$12	$—	$12

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations in the first quarter of fiscal 2011.

Interest Expense

	2010	2009	2008
	(Dollars in millions)

Interest expense	$(1.8)	$(3.1)	$(5.3)

Interest expense for fiscal 2010, 2009 and 2008 primarily represents interest on our convertible senior notes issued in December 2004 and July 2008. The decline in our interest expense charge from fiscal 2008 through fiscal 2010 corresponds to the decrease in our overall debt balance during that period. In November 2009, we repaid the remaining $10.5 million due under our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2010. In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2009. As a result of adopting ASC 470-20 on October 3, 2009, we have separately accounted for the liability and equity components of our convertible senior notes, retrospectively, which resulted in recognizing interest expense based on the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Pre-tax non-cash interest expense attributable to the adoption was $546,000 (fiscal 2010), $1.5 million (fiscal 2009) and $3.7 million (fiscal 2008). See Note 6 to our consolidated financial statements for additional information on the adoption of ASC 470-20.

Other Income, Net

	2010	2009	2008
	(Dollars in millions)

Other income, net	$0.4	$1.1	$0.5

Other income principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments. The decrease in other income in fiscal 2010 compared to fiscal 2009 principally reflects the $1.1 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principal amount of our 3.75% convertible senior notes for cash of $17.3 million in fiscal 2009. See Note 6 to our consolidated financial statements for additional information on the adoption of ASC 470-20. This decrease in other income was partially offset by approximately $430,000 in net foreign exchange gains recorded in fiscal 2010 compared to net foreign exchange loss of $217,000 in fiscal 2009. The increase in other income in fiscal 2009 compared to fiscal 2008 also principally reflects the $1.1 million gain on debt extinguishment. The gain on debt extinguishment was partially offset by a $724,000 decrease in interest income resulting from the lower cash and cash equivalents balance in fiscal year 2009 compared to fiscal year 2008.

Provision for Income Taxes

	2010	2009	2008
	(Dollars in millions)

Provision for income taxes	$0.4	$0.5	$0.6

Our provision for income taxes for fiscal year 2010 principally consisted of income tax due on operating income generated in the U.S. A substantial portion of this operating income was offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings. Our provision for income taxes for fiscal years 2009 and 2008 principally consisted of income taxes incurred by our foreign subsidiaries.

As of October 1, 2010, we had a valuation allowance of $249.2 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we continue to believe that it is unlikely that we will realize these deferred tax assets through the reduction of future income tax payments. We have considered both positive and negative evidence in reaching this determination and placed considerable weight upon the cumulative losses over the past three year period. As of October 1, 2010, we had U.S. federal net operating loss carryforwards of approximately $627.1 million, including the net operating loss carryforwards we retained in the distribution. We can provide no assurances that we will be able to retain or fully utilize such net operating loss carryforwards, or that such net operating loss carryforwards will not be significantly limited in the future.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of October 1, 2010, our cash and cash equivalents totaled $43.7 million and working capital was $53.8 million. As of October 2, 2009, our cash and cash equivalents totaled $20.9 million and working capital was $14.1 million.

In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenues. We have completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, from time to time, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to sustain the profitability we achieved in fiscal 2010. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to sustain profitability.

We believe that our existing cash balances, along with cash expected to be generated from product sales and the sale and licensing of intellectual property, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% senior convertible notes, and we have no other principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

Cash generated by operating activities was $23.8 million for fiscal 2010 compared to cash used in operating activities of $5.4 million for fiscal 2009 and cash generated by operating activities of $26.7 million for fiscal 2008. Operating cash flows for fiscal 2010 reflect our net income of $21.1 million, non-cash charges (depreciation and amortization, asset impairments, restructuring charges, stock compensation, inventory provisions, deferred income tax, amortization of debt discount and other) of approximately $14.6 million, and net working capital increases of approximately $11.9 million. Operating cash flows for fiscal 2009 reflect our net loss of $25.1 million, non-cash charges (depreciation and amortization, asset impairments, restructuring charges, stock compensation, inventory provisions, gain on debt extinguishment, amortization of debt discount and other) of $19.5 million, and net working capital decreases of approximately $200,000.

The significant components of the fiscal 2010 $11.9 million change in net working capital include an $18.0 million increase in accounts receivable, which is due to various factors, including an increase in sales volume in fiscal 2010 compared to fiscal 2009, the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 41 days in the fourth quarter of fiscal 2010. In addition, restructuring related payments made during fiscal 2010 were $1.3 million lower than payments made in fiscal 2009. Partially offsetting the increase in accounts receivable and decrease in restructuring related payments was a $5.1 million increase in accrued expenses and other current liabilities, due to our fiscal 2010 management bonus accrual, as well as the timing of vendor payments. In addition, deferred income on shipments to distributors increased $2.6 million because of an increase in inventory being held by our distributors.

The significant components of the fiscal 2009 $200,000 net working capital decrease include a $6.9 million decrease in accounts receivable, which is due to both the timing of sales and the timing of collections. Our net days sales outstanding decreased from 36 days in the fourth quarter of fiscal 2008 to 20 days in the fourth quarter of fiscal 2009. In addition, our inventory balance decreased $4.6 million during 2009 due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns. Mostly offsetting the decrease in accounts receivable and inventory was a $5.1 million decrease in accounts payable, due to reduced levels of inventory purchases and the timing of vendor payments. In addition, deferred income on shipments to distributors decreased $2.3 million because of a decrease in inventory being held by our distributors.

Cash used in investing activities of $8.0 million for fiscal 2010 and $8.1 million in fiscal 2009 consisted solely of payments made for capital expenditures.

Cash provided by financing activities of $7.0 million for fiscal 2010 principally consisted of three significant items. In the first quarter of fiscal 2010, we used cash when we paid $10.5 million to retire the remaining principal amount of our 3.75% convertible senior notes, which matured in November 2009. Offsetting this use of cash is $17.0 million in net proceeds we received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010. We also generated cash from financing activities of $1.6 million in proceeds received in conjunction with the exercise of stock options in fiscal 2010. Cash used in financing activities of $8.6 million in fiscal 2009 consisted of two significant items. First, in the first quarter of fiscal 2009, we paid $17.3 million to retire $20.5 million in principal amount of our 3.75% convertible senior notes due in November 2009 and paid approximately $300,000 of debt issuance costs related to both our revolving credit facility and the issuance of our 6.50% convertible senior notes due in 2013. Partially offsetting these uses of cash is $8.9 million in net proceeds we received from the sale of 4.8 million shares of our common stock in an offering that was completed in the fourth quarter of fiscal 2009.

Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. Under the loan and security agreement, SVB has agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% convertible senior notes due in November 2009. In April 2010, we amended the loan and security agreement and reduced the maximum amount available under the revolving credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the company and such subsidiaries, other than intellectual property.

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

As of October 1, 2010, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.

3.75% Convertible Senior Notes due 2009

In December 2004, we sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Our adoption of ASC 470-20 changed the accounting for these convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the 3.75% convertible senior notes at their principal amount of $46.0 million, less an original issuance discount of $2.1 million, in long-term debt and capitalized debt issuance costs amounting to approximately $400,000. Upon adoption of ASC 470-20, we adjusted the accounting for the convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in December 2004. We recorded a discount on the convertible senior notes in the amount of $17.6 million as of the date of issuance, which was amortized over the five year period from December 2004 through November 2009. See Notes 1 and 6 to our consolidated financial statements for further information on this adoption.

In July 2008, we entered into separate exchange agreements with certain holders of our 3.75% convertible senior notes due 2009, pursuant to which holders of an aggregate principal amount of $15.0 million of these notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due in August 2013. In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes due in November 2009, for $17.3 million in cash. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. During the first quarter of fiscal 2010, our 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.

6.50% Convertible Senior Notes due 2013

We issued the convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.

The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal amount of the notes. At October 1, 2010, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

The 6.50% convertible senior notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a conversion rate equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the notes, we generally have the right to deliver to the holders thereof, at our option: (i) cash; (ii) shares of our common stock; or (iii) a combination thereof. The initial conversion price of the notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of our common stock, and upon other events. If we undergo certain fundamental changes prior to maturity of the notes, the holders thereof will have the right, at their option, to require us to repurchase for cash some or all of their 6.50% convertible senior notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the notes into shares of our common stock and, under certain circumstances, receive additional shares of our common stock in the amount provided in the indenture.

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At October 1, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture: (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency); and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder.

Our adoption of ASC 470-20 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013. See Notes 1 and 6 to our consolidated financial statements for further information on this adoption.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of October 1, 2010:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(In millions)

Long-term debt	$15.0	$—	$15.0	$—	$—
Interest expense on long-term debt	2.9	1.0	1.9	—	—
Operating leases	9.8	3.8	5.1	0.8	0.1
Purchase obligations	6.9	5.1	1.8	—	—
Employee severance	0.8	0.8	—	—	—
Capital leases	0.9	0.4	0.5	—	—

Total	$36.3	$11.1	$24.3	$0.8	$0.1

Long-term debt consists of $15.0 million of convertible senior notes that bear interest at a rate of 6.50%, payable semiannually in arrears each February 1 and August 1, and mature on August 1, 2013.

In March 2010, we entered into a lease agreement with the owner of our headquarters in Newport Beach, California with a term beginning in June 2010 and extending through December 2012. We may, at our option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, including operating expenses associated with the leased property. We estimate our minimum future obligation under the lease at approximately $4.6 million over the remaining lease term.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2015 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into non-cancelable subleases with anticipated rental income totaling $44,000 and extending to various dates through fiscal 2013, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent between fiscal 2011 and fiscal 2012. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.

Capital leases consist of equipment purchased under capital lease with payments due through June 2013.

In addition to the obligations included in the table above, we have a $557,000 liability related to post-retirement benefits for employees at two of our international locations. The timing of the related payments is not known.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to our business. We may also be responsible for certain federal income tax liabilities under a tax allocation agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of October 1, 2010, the carrying value of our cash and cash equivalents approximated fair value.

At October 1, 2010, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at a fixed rate of 6.5%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of October 1, 2010, any change in the prime interest rate would have no effect on our obligations under the credit facility.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At October 1, 2010, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at October 1, 2010, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	October 1,	October 2,
	2010	2009
		As adjusted —
		Note 6
	(In thousands)

ASSETS
Current Assets
Cash and cash equivalents	$43,685	$20,891
Receivables, net of allowances for doubtful accounts of $189 (2010) and $144 (2009)	25,678	7,662
Inventories	10,205	10,902
Deferred tax assets — current	2,264	1,574
Prepaid expenses and other current assets	3,035	2,529

Total current assets	84,867	43,558
Property, plant and equipment, net	12,700	11,018
License agreements, net	9,887	6,505
Other assets	1,230	1,382

Total assets	$108,684	$62,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,303	$6,338
Accrued compensation and benefits	9,336	5,788
Accrued income tax	1,503	525
Deferred income on sales to distributors	5,199	2,604
Deferred revenue	658	1,106
Restructuring	710	448
Convertible senior notes — short term	—	10,349
Other current liabilities	4,396	2,177

Total current liabilities	31,105	29,335
Convertible senior notes — long term	13,810	13,415
Other liabilities	2,133	823

Total liabilities	47,048	43,573

Commitments and contingencies (Notes 7, 8 and 9)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,220 (2010) and 28,756 (2009) issued and outstanding shares	322	288
Additional paid-in capital	318,468	296,333
Accumulated deficit	(257,001)	(278,071)
Accumulated other comprehensive loss/(gain)	(153)	340

Total stockholders’ equity	61,636	18,890

Total liabilities and stockholders’ equity	$108,684	$62,463

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	October 1,	October 2,	October 3,
	2010	2009	2008
		As adjusted —	As adjusted —
		Note 6	Note 6
	(In thousands, except per share amounts)

Net revenues:
Products	$165,379	$121,552	$144,349
Intellectual Property	12,800	5,000	16,350

Total net revenues	178,179	126,552	160,699
Cost of goods sold (including impairments and other charges of $3,667 in fiscal 2009)	59,840	49,981	47,625

Gross margin	118,339	76,571	113,074
Operating expenses:
Research and development	51,367	50,650	56,217
Selling, general and administrative	41,419	41,582	46,984
Special charges	2,684	6,896	211

Total operating expenses	95,470	99,128	103,412

Operating income/(loss)	22,869	(22,557)	9,662
Interest expense	(1,817)	(3,127)	(5,310)
Other income, net	424	1,052	544

Income/(loss) before income taxes	21,476	(24,632)	4,896
Provision for income taxes	406	482	611

Net income/(loss)	$21,070	$(25,114)	$4,285

Net income/(loss) per share:
Basic	$0.70	$(1.04)	$0.19

Diluted	$0.65	$(1.04)	$0.18

Shares used in computation of net income/(loss) per share:
Basic	30,260	24,156	23,046
Diluted	34,579	24,156	23,202

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 1,	October 2,	October 3,
	2010	2009	2008
		As adjusted —	As adjusted —
		Note 6	Note 6
	(In thousands)
Cash Flows From Operating Activities
Net income/(loss)	$21,070	$(25,114)	$4,285
Adjustments required to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,796	5,219	6,453
Amortization of license agreements and other intangible assets	1,497	887	720
Asset impairments	828	5,498	—
Restructuring charges	1,856	4,031	140
Stock compensation	4,239	2,675	5,506
Provision for bad debts	45	(11)	(12)
Inventory provisions	1,497	657	(900)
Deferred income tax	(847)	—	—
Gain on debt extinguishment	—	(1,121)	—
Amortization of debt discount on convertible debt	546	1,463	3,682
Other non-cash items, net	210	185	(653)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(17,986)	6,903	(741)
Inventories	(800)	4,628	(264)
Accounts payable	1,430	(5,069)	5,380
Deferred income on sales to distributors	2,595	(2,265)	646
Restructuring	(1,283)	(3,391)	(1,616)
Accrued expenses and other current liabilities	5,085	(1,379)	2,546
Other	(944)	819	1,523

Net cash provided by/(used in) operating activities	23,834	(5,385)	26,695

Cash Flows From Investing Activities
Capital expenditures	(8,027)	(8,058)	(7,514)
Acquisition of assets, net of cash acquired	—	—	(1,172)

Net cash used in investing activities	(8,027)	(8,058)	(8,686)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	18,300	9,738	—
Offering costs from sale of equity	(1,307)	(791)	—
Extinguishment of convertible debt	(10,500)	(17,320)	—
Payments made on capital lease obligations	(470)	—	—
Borrowings under line of credit	7,000	—	—
Payments made on borrowings under line of credit	(7,000)	—	—
Debt issuance costs	—	(256)	(805)
Common stock repurchased and retired	(627)	—	—
Proceeds from exercise of stock options	1,564	—	111

Net cash provided by/(used in) financing activities	6,960	(8,629)	(694)

Effect of foreign currency exchange rates on cash	27	(70)	(78)
Net increase/(decrease) in cash and cash equivalents	22,794	(22,142)	17,237
Cash and cash equivalents at beginning of period	20,891	43,033	25,796

Cash and cash equivalents at end of period	$43,685	$20,891	$43,033

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS/(GAIN)
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss/(Gain)	Equity
			As adjusted —	As adjusted —		As adjusted —
			Note 6	Note 6		Note 6

Balance at September 28, 2007	23,152	$232	$278,841	$(257,444)	$275	$21,904
Cumulative effect of adopting FIN 48	—	—	—	202	—	202

Balance at September 28, 2007	23,152	232	278,841	(257,242)	275	22,106
Net income	—	—	—	4,285	—	4,285
Currency translation adjustments	—	—	—	—	208	208

Comprehensive income						4,493
Issuance of common stock from the exercise of stock options	700	7	558	—	—	565
Common stock repurchased and retired	—	—	(4)	—	—	(4)
Compensation expense related to employee stock plans	—	—	5,506	—	—	5,506

Balance at October 3, 2008	23,852	239	284,901	(252,957)	483	32,666
Net loss	—	—	—	(25,114)	—	(25,114)
Currency translation adjustments	—	—	—	—	(143)	(143)

Comprehensive loss						(25,257)
Sale of equity, net of offering costs	4,750	47	8,806	—	—	8,853
Issuance of common stock from the exercise of stock options	195	2	(1)	—	—	1
Common stock repurchased and retired	(41)	—	(49)	—	—	(49)
Compensation expense related to employee stock plans	—	—	2,676	—	—	2,676

Balance at October 2, 2009	28,756	288	296,333	(278,071)	340	18,890
Net income	—	—	—	21,070	—	21,070
Currency translation adjustments	—	—	—	—	(493)	(493)

Comprehensive income						20,577
Sale of equity, net of offering costs	2,524	25	16,968	—	—	16,993
Issuance of common stock from the exercise of stock options	1,024	10	1,554	—	—	1,564
Common stock repurchased and retired	(84)	(1)	(626)	—	—	(627)
Compensation expense related to employee stock plans	—	—	4,239	—	—	4,239

Balance at October 1, 2010	32,220	$322	$318,468	$(257,001)	$(153)	$61,636

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100.0 million. Mindspeed issued to Conexant a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at a price of $16.74 per share, as adjusted, exercisable for a period beginning one year and ending ten years after the Distribution. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

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

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010. Fiscal year 2009 comprised 52 weeks and ended on October 2, 2009. Fiscal year 2008 comprised 53 weeks and ended on October 3, 2008.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to inventories, revenue recognition, allowances for doubtful accounts, stock-based compensation, income taxes and impairment of long-lived assets. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Revenue Recognition — The Company’s semiconductor products are often integrated with software that is essential to the functionality of the semiconductor products. Additionally, the Company provides unspecified software upgrades and enhancements through its maintenance contracts for many of its products. Accordingly, the Company accounts for revenue in accordance with FASB Accounting Standards Codification 985-605, Software Revenue Recognition, or ASC 985-605, and all related interpretations. For sales of products where software is incidental to the equipment, the Company applies the provisions of Accounting Standards Codification 605, Revenue Recognition, or ASC 605, and all related interpretations.

The Company generates revenues from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. The Company recognizes revenues when

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is probable. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.

Revenues are recognized on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

Revenues are recognized on sales to distributors based on the rights granted to these distributors in the distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered; (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor; and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manner discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin that is recognized in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 3 for detail of this account balance.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

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

License Agreements — License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from three to five years beginning upon the first shipment. The Company expects to record amortization of its license agreements of $2.2 million (fiscal 2011), $2.7 million (fiscal 2012), $2.3 million (fiscal 2013), $1.5 million (fiscal 2014) and $1.0 million (fiscal 2015), and the weighted average remaining life was 51 months.

Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Notes 13 and 14 for a discussion of the impairment of certain long-lived assets.

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

Stock-Based Compensation — The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of the Company’s common stock at the grant date. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. Judgment is required in estimating the number of share-based awards that the Company expects will ultimately vest upon the fulfillment of service conditions (such as time-based vesting) or the achievement of specific performance conditions. The financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statement of operations based on the department to which the recipient reports.

Business Segments — The Company operates a single business segment which designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. The Company’s Chief Executive Officer is considered to be its chief operating decision maker.

Fair Value Measurements — The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or ASC 820, in measuring the fair value of financial assets and financial liabilities and for non-financial assets and non-financial liabilities that the Company recognizes or discloses at fair value on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 5 for more information.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.

Per Share Information — Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes, shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of stock options, warrants, unvested restricted stock units and shares to be issued under the employee stock purchase plan is computed under the provision of ASC 718, Compensation — Stock Compensation, using the treasury stock method. Under ASC 718, the Company is also required to add back the after-tax amount to net income of interest recognized, as well as the weighted average common share equivalents associated with the conversion of its convertible senior notes for all periods in which the securities were determined to be dilutive to the number of shares outstanding to be used in the calculation of diluted

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	October 1,	October 2,	October 3,
	2010	2009	2008
		As adjusted —	As adjusted —
		note 6	note 6

Earnings per share — basic
Net income/(loss)	$21,070	$(25,114)	$4,285
Basic weighted average common shares outstanding	30,260	24,156	23,046

Earnings per share — basic	$0.70	$(1.04)	0.19

Earnings per share — diluted
Net income/(loss)	$21,070	$(25,114)	$4,285
Add: Interest expense on convertible notes, net of tax	1,508	—	—

Net income, adjusted	$22,578	$(25,114)	$4,285

Basic weighted average common shares outstanding	30,260	24,156	23,046
Effect of dilutive securities:
Convertible senior notes	3,165	—	—
Dilutive stock awards	1,154	—	156

Diluted weighted average common shares outstanding	34,579	24,156	23,202
Earnings per share — diluted	$0.65	$(1.04)	0.18

Stock options, warrants and securities issuable pursuant to contingent stock agreements to purchase approximately 11.7 million shares as of October 1, 2010 were outstanding, but not included in the computation of diluted earnings per share for the fiscal year ended October 1, 2010 because the effect would have been anti-dilutive.

Because the Company incurred a net loss in fiscal 2009, the potential dilutive effect of the Company’s outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were anti-dilutive.

For the year ended October 3, 2008, potentially dilutive securities consisted of stock options and restricted stock awards and resulted in an additional 156,000 potential common shares. Stock options, warrants and convertible senior notes to purchase approximately 13.5 million shares for the year ended October 3, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following direct customers accounted for 10% or more of net revenues in the fiscal years presented:

	2010	2009	2008

Customer A	15%	16%	11%
Customer B	15%	14%	16%
Customer C	10%	12%	5%
Customer D	7%	13%	6%

The following direct customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2010	2009

Customer A	25%	19%
Customer B	5%	10%
Customer C	12%	6%
Customer E	7%	10%

Supplemental Cash Flow Information — Interest paid was approximately $1.2 million, $1.7 million and $1.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Income taxes paid, net of refunds received, were approximately $7,000, $576,000 and $222,000 during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Non-cash investing activities in fiscal 2010, fiscal 2009 and fiscal 2008 consisted of the purchase of $307,000, $234,000 and $306,000, respectively, of property and equipment from suppliers on account, the license of approximately $3.9 million and $571,000 of intellectual property on account in fiscal 2010 and fiscal 2009, respectively, and the purchase of $1.1 million of equipment through capital leasing arrangements in fiscal 2010. Non-cash financing activities in fiscal 2010 consisted of vesting of restricted stock issued to employees totaling $2.9 million.

Comprehensive Income/(Loss) — Accumulated other comprehensive income/(loss) at October 1, 2010, October 2, 2009 and October 3, 2008 consisted of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Recent Accounting Standards — On October 3, 2009, the Company adopted ASC 470-20, for the accounting of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements), formerly FASB Staff Position APB 14-1. This standard required retrospective adjustments to prior period financial statements to conform with current period accounting treatment. Accordingly, the Company’s prior period financial statements have been adjusted. ASC 470-20 requires that convertible debt instruments that may be settled in cash be separated into a debt component and an equity component. The value assigned to the debt component as of the issuance date is the estimated fair value of a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the instruments and the estimated fair value assigned to the debt component represents the equity component. See Note 6 for additional information on the adoption of this accounting standard.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. The Company adopted the relevant provisions of this guidance, which did not have a material impact on its consolidated financial statements.

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of these provisions to have a material impact on its consolidated financial statements.

In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption of these provisions to have a material impact on its consolidated financial statements.

3.	Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consisted of the following (in thousands):

	2010	2009

Work-in-process	$4,681	$4,124
Finished goods	5,524	6,778

	$10,205	$10,902

The Company assesses the recoverability of inventories through an ongoing review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, the value of inventory that, at the time of the review, is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Income on Shipments to Distributors

Deferred income on shipments to distributors at fiscal year ends consisted of the following (in thousands):

	2010	2009

Deferred revenue on shipments to distributors	$5,674	$2,984
Deferred cost of inventory on shipments to distributors	(528)	(422)
Reserves	53	42

Deferred income on sales to distributors	$5,199	$2,604

Property, Plant and Equipment

Property, plant and equipment at fiscal year ends consisted of the following (in thousands):

	2010	2009

Machinery and equipment	$78,347	$73,825
Leasehold improvements	3,775	3,840

	82,122	77,665
Accumulated depreciation and amortization	(69,422)	(66,647)

	$12,700	$11,018

4.	Income Taxes

The components of the provision for income taxes were as follows (in thousands):

	2010	2009	2008

Current:
Foreign	$734	$1,147	$99
State and local	356	22	10

Total current	1,090	1,169	109

Deferred:
Foreign	(684)	(687)	502
State and local	—	—	—

Total deferred	(684)	(687)	502

	$406	$482	$611

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows (in thousands):

	2010	2009	2008

U.S. federal statutory tax at 35%	$7,516	$(8,621)	$1,714
State taxes, net of federal effect	306	(704)	886
Foreign income taxes in excess of U.S.	(159)	298	420
Valuation allowance	(7,220)	9,779	(33,825)
Reversal of research and development credits, federal and state	—	—	29,041
Other	(37)	(270)	1,375

Provision for income taxes	$406	$482	$611

Income/(loss) before income taxes consisted of the following components (in thousands):

	2010	2009	2008

United States	$20,877	$(25,098)	$4,378
Foreign	599	466	518

	$21,476	$(24,632)	$4,896

Deferred income tax assets and liabilities at fiscal year-ends consisted of the tax effects of temporary differences related to the following (in thousands):

	2010	2009

Deferred tax assets:
Inventories	$9,418	$10,267
Deferred revenue	2,105	1,213
Accrued compensation and benefits	1,509	1,275
Product returns and allowances	562	516
Net operating losses	233,227	241,416
Stock options	3,364	3,932
Foreign deferred taxes	2,484	1,801
Property, plant and equipment	1,635	510
Amortization	1,912	1,950
Other	1,957	2,011
Valuation allowance	(249,220)	(256,341)

Total deferred tax assets	8,953	8,550

Deferred tax liabilities:
Deferred state taxes	5,998	6,063
Other	471	686

Total deferred tax liabilities	6,469	6,749

Net deferred tax assets	$2,484	$1,801

Based upon the Company’s history of operating losses, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of October 1, 2010 and October 2, 2009 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for its net U.S. federal and state deferred tax assets as of those dates. Foreign deferred tax assets consist mainly of research and development credits and are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

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

As of October 1, 2010, Mindspeed had U.S. federal net operating loss carryforwards of approximately $627.1 million, which expire at various dates through 2029, and aggregate state net operating loss carryforwards of approximately $159.0 million, which expire at various dates through 2029. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and development credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.

The deferred tax assets as of October 1, 2010 included a deferred tax asset of $8.6 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

To date, the Company has not performed a formal study of potential research and development credits. If, at any time in the future, the Company determines it appropriate to conduct a formal study of potential research and development credits, completion of a study may have an effect on the Company’s estimate of this unrealized tax benefit.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $411,000 of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of October 1, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total

Balance as of October 2, 2009	$37,032
Increases in tax positions for current year	4,828

Balance at October 1, 2010	$41,860

The unrecognized tax benefits of $41.9 million at October 1, 2010 included $1.0 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remaining $40.9 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of October 1, 2010.

The Company is currently open to audit under the statute of limitations by the taxing authorities for the years ended September 30, 2006 to 2010 in the Company’s foreign jurisdictions.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents financial assets that the Company measured at fair value in accordance with ASC 825, Financial Instruments. The Company has classified these assets in accordance with the fair value hierarchy set forth in ASC 820 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as of
October 1, 2010	(Level 1)	October 1, 2010

Assets:
Cash	$22,174	$22,174
Money market fund	16,007	16,007
Government money market fund	5,504	5,504

Total cash and cash equivalents	$43,685	$43,685

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as of
October 2, 2009	(Level 1)	October 2, 2009

Assets:
Cash	$20,891	$20,891

Total cash and cash equivalents	$20,891	$20,891

6.	Revolving Credit Facility and Convertible Senior Notes

Revolving Credit Facility

On September 30, 2008, the Company entered into a loan and security agreement with Silicon Valley Bank (SVB). Under the loan and security agreement, SVB agreed to provide the Company with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding its general business requirements; and (iii) repaying or repurchasing its 3.75% convertible senior notes due in November 2009. In April 2010, the Company amended the loan and security agreement and reduced the maximum amount available under the revolving credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement. The indebtedness of the Company to SVB under the loan and security agreement is guaranteed by three domestic subsidiaries of the Company and secured by substantially all of the domestic assets of the Company and such subsidiaries, other than intellectual property.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 1, 2010, the Company was in compliance with all required covenants. Proceeds from the credit facility will be used to maintain liquidity and fund working capital requirements, on an as needed basis. At October 1, 2010, the Company had no outstanding borrowings under the credit facility with SVB.

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

6.50% Convertible Senior Notes due 2013

On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013 (the “Exchange Offer”). The Exchange Offer closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.

The Company issued the convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between it and Wells Fargo Bank, N.A., as trustee.

The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, the Company will be required to repay the outstanding principal of the notes. As of October 1, 2010, $15.0 million in aggregate principal amount of the Company’s 6.50% convertible senior notes were outstanding.

The 6.50% convertible senior notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of the Company’s common stock at a conversion rate equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the notes, the Company generally has the right to deliver to the holders thereof, at the Company’s option: (i) cash; (ii) shares of the Company’s common stock; or (iii) a combination thereof. The initial conversion price of the 6.50% convertible senior notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of the Company’s common stock, and upon other events. If the Company undergoes certain fundamental changes prior to maturity of the notes, the holders thereof will have the right, at their option, to require it to repurchase for cash some or all of their 6.50% convertible senior notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the notes into shares of its common stock and, under certain circumstances, receive additional shares of its common stock in the amount provided in the indenture.

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of October 1, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if the Company: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If the Company fails to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require the Company to repurchase all or any portion of the notes then held by such holder. As of October 1, 2010, the Company is in compliance with these covenants.

As of October 1, 2010, the carrying value of the 6.50% convertible senior notes was $13.8 million, which consisted of the principal amount of $15.0 million, less an unamortized debt discount of $1.2 million. The estimated fair value of these notes as of October 1, 2010 was approximately $26.1 million. Key assumptions used in the calculation of this fair value include a volatility of 65%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 7.0% and discount for lack of marketability of 10%.

Impact of Adoption of New Accounting Standard

ASC 470-20, the new accounting standard for convertible debt that may be settled in cash upon conversion, changed the accounting for the Company’s convertible notes and the related debt issuance costs. Prior to the issuance of this accounting standard, the Company reported the 3.75% convertible senior notes at their principal amount of $46.0 million, less an original issuance discount of $2.1 million, in long-term debt and capitalized debt issuance costs amounting to approximately $400,000. Upon adoption of the new accounting standard as of October 3, 2009, the Company adjusted the accounting for these convertible notes and the related deferred financing costs for all prior periods since their initial issuance, as described in Note 2 to these consolidated financial statements. The Company determined that the estimated fair value of debt instruments similar to its 3.75% convertible senior notes, without the conversion feature, was $28.4 million at the time of issuance. The resulting $17.6 million discount on the debt was amortized through interest expense over the period from December 2004 through November 2009, which represented the expected life of the debt. The equity component, recorded as additional paid-in capital, was $15.6 million as of the date of issuance, which represents the difference between the proceeds from issuance of the 3.75% senior convertible notes and the fair value of the debt as of the date of issuance. Additionally, the Company reclassified approximately $146,000 of the deferred financing costs to equity as equity issuance costs, which will not be amortized to the statement of operations.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the Company repurchased $20.5 million aggregate principal amount of its 3.75% convertible senior notes due in November 2009, for cash of $17.3 million. The repurchases occurred in two separate transactions on October 16 and October 23, 2008. In accordance with ASC 470-20, the Company recorded a gain of $1.1 million related to these repurchases. The gain was calculated as the difference between the fair value of the liability component of the notes immediately before settlement, and the book value of the notes net of unamortized debt issuance costs. To measure the fair value of the repurchased notes as of the settlement dates, the Company calculated an implied interest rate of approximately 17% using Level 2 observable inputs. See Note 5 for information regarding Level 2 observable inputs. This rate was applied to the repurchased portion of the notes using the same present value technique used in the valuation performed as of the issuance date. No value was allocated to the equity component of the instrument at the time of these extinguishments.

The October 2, 2009 consolidated balance sheet, the consolidated statement of operations for fiscal 2009 and 2008 and the consolidated statements of cash flows for fiscal 2009 and 2008 have been adjusted for the change in accounting principle as follows:

Consolidated Balance Sheet	As Previously
October 2, 2009	Reported	Adjustment	As Adjusted
	(In thousands)

Other assets — long term	$1,479	$(97)	$1,382
Total assets	62,560	(97)	62,463
Convertible senior notes — short term	10,486	(137)	10,349
Total current liabilities	29,472	(137)	29,335
Convertible senior notes — long term	15,000	(1,585)	13,415
Total liabilities	45,295	(1,722)	43,573
Additional paid-in capital	280,919	15,414	296,333
Accumulated deficit	(249,074)	(13,789)	(262,863	)*
Total stockholders’ equity	17,265	1,625	18,890
Total liabilities and stockholders’ equity	$62,560	$(97)	$62,463

*	See Note 11

Consolidated Statement of Operations	As Previously
Year Ended October 2, 2009	Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)

Interest expense	$(1,803)	$(1,324)	$(3,127)
Other income, net	2,811	(1,759)	1,052
Loss before income taxes	(21,549)	(3,083)	(24,632)
Net loss	$(22,031)	$(3,083)	$(25,114)
Net loss per share:
Net loss per share, basic	$(0.91)	$(0.13)	$(1.04)
Net loss per share, diluted	$(0.91)	$(0.13)	$(1.04)
Shares used in computation of net loss per share, in thousands:
Basic	24,156	24,156	24,156
Diluted	24,156	24,156	24,156

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations	As Previously
Year Ended October 3, 2008	Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)

Interest expense	$(2,360)	$(2,950)	$(5,310)
Other income, net	544	—	544
Income before income taxes	7,846	(2,950)	4,896
Net income	$7,235	$(2,950)	$4,285
Net income per share:
Net income per share, basic	$0.31	$(0.12)	$0.19
Net income per share, diluted	$0.31	$(0.13)	$0.18
Shares used in computation of net income per share, in thousands:
Basic	23,046	23,046	23,046
Diluted	23,202	23,202	23,202

Consolidated Statement of Cash Flows	As Previously
Year Ended October 2, 2009	Reported	Adjustment	As Adjusted
	(In thousands)

Cash flows from operating activities:
Net loss	$(22,031)	$(3,083)	$(25,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(2,880)	1,759	(1,121)
Amortization of debt discount on convertible debt	—	1,463	1,463
Other non-cash items, net*	352	(167)	185
Changes in assets and liabilities, net of effects of acquisitions:
Other	791	28	819
Net cash used in operating activities	$(5,385)	—	$(5,385)

*	Includes the amortization of debt issuance costs

Consolidated Statement of Cash Flows	As Previously
Year Ended October 3, 2008	Reported	Adjustment	As Adjusted
	(In thousands)

Cash flows from operating activities:
Net income	$7,235	$(2,950)	$4,285
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	—
Amortization of debt discount on convertible debt	—	3,682	3,682
Other non-cash items, net*	79	(732)	(653)
Changes in assets and liabilities, net of effects of acquisitions:
Other	1,523	—	1,523
Net cash provided by operating activities	$26,695	—	$26,695

*	Includes the amortization of debt issuance costs

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth balance sheet information related to the notes (in thousands):

	October 1,	October 2,
	2010	2009

3.75% convertible senior notes
Principal value of the liability component	$—	$10,500
Unamortized value of the liability component	—	151

Net carrying value of the liability component	$—	$10,349
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	1,190	1,585

Net carrying value of the liability component	$13,810	$13,415

The following table sets forth interest expense information related to the notes (in thousands):

	Year Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

3.75% convertible senior notes
Interest expense — coupon	$48	$432	$1,636
Interest expense — debt discount amortization	151	1,080	3,620

Total	$199	$1,512	$5,256
Effective interest rate on the liability component for the period	14.68%	13.20%	12.12%
6.50% convertible senior notes
Interest expense — coupon	$975	$975	$163
Interest expense — debt discount amortization	395	383	62

Total	$1,370	$1,358	$225
Effective interest rate on the liability component for the period	9.13%	9.05%	8.56%

The estimated amortization expense for the debt discount related to the 6.50% convertible senior notes through the remaining expected life is as follows (in thousands):

	Fiscal Year
	2011	2012	2013

Estimated debt discount amortization expense	$406	$418	$366

7.	Commitments

In March 2010, the Company entered into a lease agreement with the owner of its headquarters in Newport Beach, California with a term beginning in June 2010 and extending through December 2012. The Company may, at its option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, including operating expenses associated with the leased property. The Company estimates its minimum future obligation under the lease at approximately $4.6 million over the remaining lease term.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2015 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts due under facility leases were approximately $4.8 million (fiscal 2010), $6.6 million (fiscal 2009) and $8.0 million (fiscal 2008), including $3.8 million (fiscal 2010), $5.2 million (fiscal 2009) and $6.5 million (fiscal 2008) due to Conexant under a sublease agreement. As of October 1, 2010, the Company’s minimum future obligations under operating leases (including the estimated minimum future obligations under sublease agreements) were as follows (in thousands):

Fiscal Year

2011	$3,855
2012	3,505
2013	1,561
2014	647
2015	192
Thereafter	88

Total minimum future lease payments	$9,848

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent between fiscal 2011 and fiscal 2012. Amounts due under purchase obligations as of October 1, 2010 are approximately $5.1 million (fiscal 2011) and $1.8 million (fiscal 2012).

8.	Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against Mindspeed, including those pertaining to product liability, intellectual property, the Company’s facilities, environmental, safety and health, and employment matters.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company. As of October 1, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share, exercisable through June 27, 2013. The $89.0 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option-pricing model) was recorded as a return of capital to Conexant. As of October 1, 2010, the entire warrant remains outstanding.

The warrant held by Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities. In August 2009, the Company issued and sold 4.8 million shares of its common stock at a public offering price of $2.05 per share which was below the current market price of the Company’s stock. Due to these antidilution provisions, the number of shares related to this warrant was adjusted to represent the right to purchase approximately 6.1 million and the price was adjusted to $16.74 per share.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accumulated Other Comprehensive Loss/(Gain)

During fiscal 2010, the Company’s management determined that its previously reported accumulated deficit and accumulated other comprehensive loss/(gain) as of October 2, 2009 and October 3, 2008 should be restated to correct an error. In accordance with ASC 830-30, Foreign Currency Matters — Translation of Financial Statements, when a substantial liquidation of an investment in a foreign entity occurs, the cumulative translation adjustment amount attributable to that entity and included in accumulated other comprehensive loss/(gain) within stockholders’ equity shall be removed from the separate component of equity and reported as part of the gain or loss on liquidation of the investment. In fiscal 2002 and 2003, the Company closed design centers in Israel and the United Kingdom. These closures constituted a substantial liquidation of these foreign entities and, accordingly, the cumulative translation adjustments should have been reported as part of the gain or loss at that time. The Company’s accompanying fiscal 2009 and fiscal 2008 consolidated statements of stockholders’ equity and comprehensive loss/(gain) and consolidated balance sheet have been restated to reflect these corrections. The corrections had no impact on the Company’s consolidated statements of operations for any of the years presented.

The following table presents the effects of the corrections on the Company’s consolidated statements of stockholders’ equity and comprehensive loss/(gain) and consolidated balance sheet for the year ended October 2, 2009 (in thousands):

	As Previously
	Reported	As Restated

Accumulated deficit	$(262,863)*	$(278,071)
Accumulated other comprehensive loss/(gain)	(14,868)	340

*	as adjusted, see Note 6

The following table presents the effects of the adjustments on the Company’s consolidated statement of stockholders’ equity and comprehensive loss/(gain) for the year ended October 3, 2008 (in thousands):

	As Previously
	Reported	As Restated

Accumulated deficit	$(237,749)*	$(252,957)
Accumulated other comprehensive loss/(gain)	(14,725)	483

*	as adjusted, see Note 6

The following table presents the effects of the adjustments on the Company’s consolidated statement of stockholders’ equity and comprehensive loss/(gain) for the year ended September 28, 2007 (in thousands):

	As Previously
	Reported	As Restated

Accumulated deficit	$(242,236)*	$(257,444)
Accumulated other comprehensive loss/(gain)	(14,933)	275

*	as adjusted, see Note 6

12.	Stock-Based Compensation

Effective October 1, 2005, the Company adopted standards under Accounting Standards Codification 718, Compensation — Stock Compensation, or ASC 718, using the “modified prospective application.” The Company elected the transition method related to accounting for the tax effects of share-based payment awards to employees. ASC 718 requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by ASC 718, the Company’s stock-based compensation expense for fiscal 2010, fiscal 2009 and fiscal 2008 includes the fair

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of new awards, modified awards and any unvested awards. The fair value of restricted stock awards is based upon the market price of the Company’s common stock at the grant date. The Company estimates the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

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

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2010	2009	2008

Weighted-average fair value of options granted	$3.23	$1.08	$1.84
Weighted-average assumptions:
Expected volatility	95%	87%	64%
Dividend yield	—	—	—
Expected option life	2.8 years	2.8 years	3.2 years
Risk-free interest rate	1.3%	1.4%	2.8%

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

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	2010	2009

Cost of goods sold	$159	$85
Research and development	1,004	765
Selling, general and administrative	3,076	1,825

Total stock-based compensation expense	$4,239	$2,675

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 10, 2010, the stockholders of the Company approved a plan amendment, which increased the number of shares authorized for issuance under the Directors Stock Plan to

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

438,000. The authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan is approximately 6.7 million shares. As of October 1, 2010, an aggregate of 1.3 million shares of the Company’s common stock were available for issuance under these plans.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at September 28, 2007	3,982	$11.65	4.0 years	$1.4 million

Exercisable at September 28, 2007	3,308	$11.55	3.3 years	$1.3 million

Granted	495	4.20
Exercised	(18)	5.97		$33,000
Forfeited or expired	(931)	12.15

Outstanding at October 3, 2008	3,528	$10.50	3.7 years	$—

Exercisable at October 3, 2008	2,704	$11.59	2.6 years	$—

Granted	1,294	1.98
Exercised	—	—		$—
Forfeited or expired	(1,694)	11.40

Outstanding at October 2, 2009	3,128	$6.48	4.9 years	$—

Exercisable at October 2, 2009	1,461	$10.84	2.8 years	$—

Granted	592	5.49
Exercised	(479)	3.38		$2.5 million
Forfeited or expired	(341)	9.73

Outstanding at October 1, 2010	2,900	$6.41	4.8 years	$8.5 million

Exercisable at October 1, 2010	1,509	$9.00	3.2 years	$2.7 million

As of October 1, 2010, there was unrecognized compensation expense of $2.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years.

The following table summarizes all options to purchase Mindspeed common stock outstanding at October 1, 2010 (shares in thousands):

	Outstanding			Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.75 - $ 2.31	1,007	6.0	$1.98	320	$1.99
2.88 - 4.85	736	6.2	4.14	223	4.23
5.01 - 9.73	467	3.5	8.41	288	8.67
10.00 - 19.65	653	2.4	12.76	641	12.80
20.07 - 47.50	37	1.9	35.09	37	35.09

0.75 - 47.50	2,900	4.8	$6.41	1,509	$9.00

On March 10, 2010, the Company amended the terms of stock options held by the Company’s Chairman of the Board to acquire an aggregate of 166,455 shares of the Company’s common stock. The stock options were originally issued in connection with the Distribution, as discussed above, and were scheduled to expire on March 31, 2010. In recognition of past and continuing contributions to the Company’s business, the Company extended the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisability period of these stock options until the earlier of: (i) 90 days following his resignation, retirement or removal from the Board; and (ii) scheduled expiration dates through November 2012. Except for the amendments to the exercisability period of the stock options, the stock options will continue to be governed by their original terms and conditions. Modification of these options resulted in $397,000 of stock compensation expense recorded in the second quarter of fiscal 2010. Valuation of this modification was based on the Hull-White Lattice valuation model, which measured the incremental change in the value of these options as a result of the modification.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested shares at September 28, 2007	638	$10.85

Granted	772	4.49
Vested	(594)	7.64
Forfeited	(134)	8.87

Nonvested shares at October 3, 2008	682	$6.69

Granted	211	1.86
Vested	(472)	6.61
Forfeited	(50)	7.02

Nonvested shares at October 2, 2009	371	$4.50

Granted	740	6.60
Vested	(418)	4.77
Forfeited	(13)	3.13
Nonvested shares at October 1, 2010	680	$6.64

The total fair value of shares vested during the year ended October 1, 2010 was $2.9 million. As of October 1, 2010, there was unrecognized compensation expense of $2.0 million related to unvested restricted stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.

13.	Asset Impairments and Other Charges

There were no asset impairments included within cost of goods sold for the fiscal year ended October 1, 2010. Included within cost of goods sold for the fiscal year ended October 2, 2009 are asset impairments and other charges totaling $3.7 million. These charges include a $2.4 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications, Inc. which occurred in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Also, in the fiscal year ended October 2, 2009, the Company recorded other asset impairments within cost of goods sold totaling approximately $300,000 associated with manufacturing related property and equipment that the Company determined to abandon or scrap.

14.	Special Charges

Special charges consist of the following:

	2010	2009	2008
	(Dollars in millions)

Asset impairments	$0.8	$2.9	$—
Restructuring charges	1.9	4.0	0.2

Total special charges	$2.7	$6.9	$0.2

Asset Impairments

During fiscal 2010, the Company recorded asset impairment charges of $828,000. These impairment charges consisted of property and equipment that the Company determined to abandon or scrap.

During fiscal 2009, the Company recorded asset impairment charges of $2.9 million. Included in this amount were asset impairment charges of approximately $500,000 related to software and property and equipment that the Company determined to abandon or scrap, as well as asset impairment charges of $2.4 million to write-down the carrying value of goodwill related to the Company’s acquisition of certain assets of Ample Communications. In the second quarter of fiscal 2009, the Ample Communications reporting unit experienced a severe decline in sales and profitability due to a significant decline in demand that the Company believes was a result of the downturn in global economic conditions, as well as a bankruptcy filed by the reporting unit’s most significant customer. The drop in market demand resulted in significant declines in unit sales. Due to these market and economic conditions, the Ample Communications reporting unit experienced a significant decline in market value. As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses. Accordingly, in the second quarter of fiscal 2009, the Company performed a goodwill impairment assessment. Based on the results of its assessment of goodwill for impairment, the Company determined that the carrying value of the Ample Communications reporting unit exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill. The required analysis indicated that there would be no remaining implied value attributable to goodwill in the Ample Communications reporting unit and the Company impaired the entire goodwill balance of $2.4 million.

Restructuring Charges

The Company has from time to time, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons.

Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, the Company committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in its Wide Area Networking product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-down	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations through the second quarter of fiscal 2012.

Mindspeed First Quarter of Fiscal 2010 Restructuring Plan — In the first quarter of fiscal 2010, the Company announced the implementation of cost reduction measures consisting of a facilities consolidation and a targeted headcount reduction. During fiscal 2010, the Company incurred special charges of $860,000 in connection with this restructuring, primarily related to contractual obligations on vacated space at its Newport Beach, California headquarters. The Company does not expect to incur any significant additional expenses related to this plan in future periods.

Activity and liability balances related to the Company’s first quarter of fiscal 2010 restructuring plan through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Charged to costs and expenses	$287	$573	$860
Cash payments	(225)	(573)	(798)
Non-cash charges/(credits)	(62)	—	(62)

Restructuring balance, October 1, 2010	$—	$—	$—

At October 1, 2010, there was no remaining accrued restructuring balance related to this plan.

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

Activity and liability balances related to the Company’s second of quarter fiscal 2009 restructuring plan from October 2, 2009 through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, October 2, 2009	$78	$—	$78
Cash payments	(35)	—	(35)
Non-cash charges/(credits)	(35)	—	(35)

Restructuring balance, October 1, 2010	$8	$—	$8

The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these remaining obligations in the first quarter of fiscal 2011.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mindspeed First Quarter of Fiscal 2009 Restructuring Plan — During the first quarter of fiscal 2009, the Company implemented a restructuring plan under which it reduced its workforce by approximately 6%. In connection with this reduction in workforce, the Company recorded a charge of $2.4 million for severance benefits payable to the affected employees. In December 2008, the Company vacated approximately 70% of its Massachusetts facility and recorded a charge related to contractual obligations on this space of approximately $400,000. This restructuring plan is complete and the Company does not expect to incur significant additional expenses related to this restructuring plan in future periods.

Activity and liability balances related to the Company’s first quarter of fiscal 2009 restructuring plan from October 2, 2009 through October 1, 2010 were as follows (in thousands):

	Workforce	Facility
	Reductions	and Other	Total

Restructuring balance, October 2, 2009	$287	$86	$373
Cash payments	(101)	(80)	(181)
Non-cash charges/(credits)	(174)	(6)	(180)

Restructuring balance, October 1, 2010	$12	$—	$12

The remaining accrued restructuring balance principally represents employee severance. The Company expects to pay these remaining obligations in the first quarter of fiscal 2011.

15.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. The Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2010 and fiscal 2009, the Company contributed $1.2 million in cash each fiscal year, which was used to buy shares of the Company’s common stock to fund the matching contributions. In fiscal 2008, the Company issued 70,000 shares of its common stock and contributed $914,000 in cash, which was used to buy shares of the Company’s common stock, to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $1.2 million (fiscal 2010), $1.2 million (fiscal 2009) and $1.4 million (fiscal 2008).

16.	Related Party Transactions

For the fiscal years ending October 1, 2010 and October 2, 2009, rent and operating expenses related to the Company’s corporate headquarters in Newport Beach, California and paid to Conexant were $3.8 million and $5.2 million, respectively. In June 2010, the Company paid Conexant $100,000 to settle a contract dispute related to its corporate headquarters. On June 26, 2010, the Company’s sublease of its corporate headquarters from Conexant expired. The Company entered into a new lease with the current owner of the property who is not a related party.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment and Other Information

The Company operates a single operating segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks, as well as sells related intellectual property. Revenues by product line were as follows (in thousands):

	2010	2009	2008

Communications convergence processing products	$66,923	$49,452	$48,402
High-performance analog products	54,311	39,084	41,900
WAN communications products	44,145	33,016	54,047
Intellectual property	12,800	5,000	16,350

	$178,179	$126,552	$160,699

Revenues by geographic area are presented based upon the country of destination. Revenues by geographic area were as follows (in thousands):

	2010	2009	2008

United States	$41,083	$30,571	$51,775
Other Americas	4,213	6,531	6,317

Total Americas	45,296	37,102	58,092
Malaysia	8,936	6,949	7,097
Singapore	13,582	4,306	5,334
Taiwan	16,868	3,699	5,803
China	54,730	52,266	49,574
Japan	14,386	4,257	8,040
Other Asia-Pacific	11,531	5,788	6,665

Total Asia-Pacific	120,033	77,265	82,513
Europe, Middle East and Africa	12,850	12,185	20,094

	$178,179	$126,552	$160,699

No other foreign country represented 10% or more of net revenues for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Long-lived assets consist of property, plant and equipment, license agreements and other long-term assets. Long-lived assets by geographic area at fiscal year-ends were as follows (in thousands):

	2010	2009

United States	$20,405	$15,663
Europe, Middle East and Africa	1,230	1,191
Asia-Pacific	2,182	2,146

	$23,817	$19,000

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (unaudited)

					Net Income/(Loss)
	Total Net	Gross	Net Income/		per Share
	Revenue	Margin	(Loss)		Basic	Diluted
	(In thousands, except per share amounts)

Fiscal Year Ended October 1, 2010
Fourth quarter	$57,619	$41,076	$13,227	(1)	$0.38	$0.42
Third quarter	43,281	27,780	4,864		0.15	0.15
Second quarter	40,253	25,920	3,139		0.10	0.11
First quarter	37,026	23,563	(160	)(2)	(0.01)	(0.01)
Fiscal Year Ended October 2, 2009
Fourth quarter	34,743	21,659	(1,330)		(0.05)	(0.05)
Third quarter	32,545	19,927	(3,220)		(0.14)	(0.14)
Second quarter	28,533	14,003	(14,813	)(3)	(0.63)	(0.63)
First quarter	$30,731	$20,982	$(5,751	)(4)	$(0.25)	$(0.25)

(1)	Includes asset impairment and restructuring charges of $2.0 million and net income related to the sale of intellectual property totaling $9.9 million.

(2)	Includes restructuring charges of $0.9 million.

(3)	Includes tangible and intangible asset impairments totaling $5.5 million, inventory write-downs of $1.0 million, and restructuring charges of $1.7 million.

(4)	Includes restructuring charges of $2.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss/(gain), and cash flows for each of the three years in the period ended October 1, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mindspeed Technologies, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 6 to the consolidated financial statements, the consolidated financial statements have been retrospective adjusted for the October 3, 2009 adoption of Accounting Standards Codification Subtopic 470-20 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).

Deloitte & Touche LLP

Costa Mesa, CA
November 19, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2010. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 1, 2010, these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management and board authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 1, 2010. The Company’s effectiveness of internal control over financial reporting as of October 1, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended October 1, 2010 are included herewith:

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

(3) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).
3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).
4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).
4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).
4.6	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3, is incorporated herein by reference (Registration Statement No. 333-109523).
4.7	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).
4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.4	Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.5		Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.6		Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.7		Loan and Security Agreement, dated as of September 30, 2008, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008, is incorporated herein by reference (SEC File No. 001-31650).
10.8		Amendment No. 1 to Loan and Security Agreement, dated March 2, 2009, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009, is incorporated herein by reference (SEC File No. 001-31650).
10.9		Amendment No. 2 to Loan and Security Agreement, dated March 31, 2010, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).
10.10		Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).
10.11		First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P.
*10	.12	Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.12 hereto.
*10	.14	Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.15	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.14 hereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10	.16	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.17	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.18	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.19	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.20	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.21	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10	.22	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).
*10	.23	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.24	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.25	Form of Unrestricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10	.26	Unrestricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10	.27	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10	.28	Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).
*10	.29	Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).
*10	.30	Non-Qualified Stock Option Award Agreement, dated July 25, 2008 by and between the Registrant and Bret W. Johnsen, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.31	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.
*10	.32	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10	.33	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.
*10	.34	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10	.35	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10	.36	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).
*10	.37	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.
*10	.38	Summary of Director Compensation Arrangements.
*10	.39	Summary of Cash Bonus Arrangement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10	.40	Summary of Mindspeed Technologies, Inc. Fiscal Year 2010 Cash Bonus Plan, as set forth in the Registrant’s Current Report on Form 8-K dated December 16, 2009 and as supplemented in the Registrant’s Current Report on Form 8-K dated August 20, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10	.41	Letter Agreement, dated as of December 11, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*+10	.42	Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between the Registrant and Preetinder S. Virk, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10	.43	Confidential Severance and General Release Agreement, effective as of August 21, 2009, by and between the Registrant and Thomas O. Morton, filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*±10	.44	Confidential Severance and General Release Agreement, effective August 13, 2010, by and between the Registrant and Ron Cates.
12.1		Statement re: Computation of Ratios.
21		List of subsidiaries of the Registrant.
23		Consent of independent registered public accounting firm.
24		Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

±	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 19th day of November, 2010.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ Raouf Y. Halim
Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 19th day of November, 2010, by the following persons on behalf of the Registrant and in the capacities indicated:

Signature		Title

/s/ Raouf Y. Halim Raouf Y. Halim		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bret W. Johnsen Bret W. Johnsen		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dwight W. Decker* Dwight W. Decker		Chairman of the Board of Directors

/s/ Robert J. Conrad* Robert J. Conrad*		Director

/s/ Michael T. Hayashi* Michael T. Hayashi*		Director

/s/ Ming Louie* Ming Louie		Director

/s/ Thomas A. Madden* Thomas A. Madden		Director

/s/ Jerre L. Stead* Jerre L. Stead*		Director

*By:	/s/ Raouf Y. Halim Raouf Y. Halim, Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions(1)	Year
	(In thousands)

Year ended October 1, 2010:
Allowance for doubtful accounts	$144	$45	$—	$189
Reserve for sales returns and allowances	1,168	252	(180)	1,240
Year ended October 2, 2009:
Allowance for doubtful accounts	$342	$(11)	$(187)	$144
Reserve for sales returns and allowances	1,555	417	(804)	1,168
Year ended October 3, 2008:
Allowance for doubtful accounts	$353	$(11)	$—	$342
Reserve for sales returns and allowances	1,589	460	(494)	1,555

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.11	First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P.
10.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.12 hereto.
10.31	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.
10.33	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.
10.37	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan.
10.38	Summary of Director Compensation Arrangements.
10.44	Confidential Severance and General Release Agreement, effective August 13, 2010, by and between the Registrant and Ron Cates.
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.