Form 10-K/A
period 2010-10-01
MINDSPEED TECHNOLOGIES, INC
filed 2011-01-27
CIK 1224370

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     The number of outstanding shares of the Registrant’s Common Stock as of January 21, 2011 was 32,519,216.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (this “Amendment”), filed with the Securities and Exchange Commission on November 22, 2010, for the purposes of providing certain information required by Part III of Form 10-K and reflecting exhibits filed with this Amendment. Unless otherwise expressly stated, this Amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way the disclosures contained in the original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
     Our certificate of incorporation provides for a board consisting of three classes of directors with overlapping three-year terms. One class of directors is elected each year with a term extending to the third succeeding annual meeting after election. Our board currently consists of two Class I directors, three Class II directors and two Class III directors.
     Class II Directors — up for election at the 2011 annual meeting with terms expiring at the 2014 annual meeting
     Mr. Hayashi, 54, has been a director of our company since August 2005. Mr. Hayashi has been the executive vice president, architecture, development and engineering, of Time Warner Cable, Inc. (cable television service provider) since January 2008. He had previously served as the senior vice president, advanced engineering and technologies, of Time Warner from May 2002 to January 2008, and as the vice president, advanced technologies, of Time Warner from July 1993 to May 2002. We believe Mr. Hayashi’s qualifications to serve on our board include his many years of experience in a service provider end market our products address.
     Mr. Louie, 64, has been a director of our company since June 2003. Mr. Louie co-founded and has served as the managing director and a member of the board of directors of Mobile Radius, Inc. (mobile Internet data services) since March 2002. Mr. Louie served as the China president of the GSM Association (global trade association — wireless technology) from October 2003 to May 2005. He also has been the managing director of Dynasty Capital Services LLC (consulting) since January 2002. Mr. Louie served as the president, Qualcomm Greater China (wireless communications), from May 2000 to October 2001 and as the vice president, business development, of Globalstar Communications Limited (satellite telecommunications) from January 1989 to May 2000. Since December 2007, Mr. Louie has been a member of the board of directors of Pacific Online (Internet hosting services), a publicly-traded company listed on the Hong Kong Stock Exchange. We believe Mr. Louie’s qualifications to serve on our board include his more than 20 years of experience with global technology companies and, particularly, companies serving technology markets in China.
     Mr. Madden, 57, has been a director of our company since June 2003. He was the executive vice president and chief financial officer of Ingram Micro, Inc. (computer technology services) from July 2001 through April 2005. He served as the senior vice president and chief financial officer of ArvinMeritor, Inc. (automotive components) from October 1997 to July 2001. He currently serves as a member of the boards of directors of FreightCar America, Inc. (manufacturing and rebuilding — railroad freight cars) and Intcomex, Inc. (computer part distribution). He previously served as a member of the board of directors of Champion Enterprises, Inc. (manufacturing — factory built houses) from March 2006 to March 2010. We believe Mr. Madden’s qualifications to serve on our board include his extensive financial expertise and skills, as well as the insights and experience he has gained as a member of the boards of directors and audit committees of three other public companies and as the chief financial officer of two other public companies.
     Class III Directors — continuing directors with terms expiring at the 2012 annual meeting
     Mr. Decker, 60, has been a director of our company since January 2002 and non-executive chairman of the board since June 2003. Mr. Decker is the retired chairman of the board, member of the board and chief executive officer of Conexant Systems, Inc. (semiconductors — communications), having served as the chief executive officer from January 1999 to February 2004 and again from November 2004 to July 2007, as the chairman of the board from January 1999 to July 2008, and as a member of the board of directors from August 2008 to May 2010. Mr. Decker is also a member of the boards of directors of International Rectifier (semiconductors — analog), Newport Media, Inc. (semiconductors — broadcast media) and Pacific Mutual Holding Company (life insurance products). We believe Mr. Decker’s qualifications to serve on our board include his experience in the senior management of public semiconductor companies and on the boards of directors of public and private companies, including service as the chairman and chief executive officer and as the non-executive chairman of the board of two other public companies, his technical expertise and his experience in management of technology companies.

     Mr. Halim, 50, has been a director of our company since January 2002 and our chief executive officer since June 2003. He was the senior vice president and chief executive officer of the Internet infrastructure business of Conexant from February 2002 to June 2003 and the senior vice president and general manager, network access division, of Conexant from January 1999 to February 2002. Mr. Halim currently serves as a trustee of the University of California, Irvine Foundation. We believe Mr. Halim’s qualifications to serve on our board include his many years of experience in the semiconductor industry, including eight years as our chief executive officer, and his technical expertise.
Class I Directors — continuing directors with terms expiring at the 2013 annual meeting
     Mr. Conrad, 50, has been a director of our company since August 2010. Mr. Conrad has been the executive vice president and general manager of the mobile, computing, consumer and communications product group at Fairchild Semiconductor Corporation (semiconductors — power) since December 2007. He previously served as the executive vice president and general manager of Fairchild’s analog products group from May 2006 to December 2007, and as the senior vice president and general manager of Fairchild’s analog products/integrated circuits group from September 2003 to May 2006. Prior to that, Mr. Conrad served as the chief executive officer, president and a member of the board of directors of Trebia Networks, Inc. (semiconductors — storage networking) from April 2001 to March 2003 and as director and then vice president of the digital signal processor division at Analog Devices, Inc. (semiconductors — analog) from April 1995 to March 2001. Mr. Conrad also served in a series of engineering and product management positions at Texas Instruments Incorporated (semiconductors) from September 1979 to March 1995. We believe Mr. Conrad’s qualifications to serve on our board include his more than 30 years of experience in the high-technology and semiconductor industries and, particularly, in the high-performance analog semiconductor market.
     Mr. Stead, 68, has been a director of our company since June 2003. He has been the executive chairman of the board of IHS, Inc. (software) since December 2000 and has been the chief executive officer of IHS since September 2006. Prior to that, he was the chairman of the board and chief executive officer of Ingram Micro from August 1996 to May 2000. Mr. Stead is a member of the boards of directors of Brightpoint, Inc. (cell phone service supplier) and Conexant. He is also the chairman of the board of the Garrett Seminary on the Northwestern University campus. We believe Mr. Stead’s qualifications to serve on our board include his many years of experience as a corporate leader for information technology and communications companies, which result from his service on numerous boards of directors and as chief executive officer of Fortune 500 companies.
Executive Officers
     The table below sets forth certain information concerning our executive officers as of November 30, 2010.

Name	Age	Title

Raouf Y. Halim	50	Chief Executive Officer

Bret W. Johnsen	41	Senior Vice President and Chief Financial Officer

Najabat H. Bajwa	33	Senior Vice President and General Manager, Lightspeed Connectivity Solutions

Kurt F. Busch	40	Senior Vice President and General Manager, High-Performance Analog

Jing Cao	51	Senior Vice President, Operations

Allison K. Garcia	38	Senior Vice President, Human Resources

Gerald J. Hamilton	57	Senior Vice President, Worldwide Sales

Anil S. Mankar	55	Senior Vice President, VLSI Engineering

Thomas J. Medrek	54	Senior Vice President and General Manager, Communications Convergence Processing
     There are no family relationships among the individuals serving as our directors or executive officers. Set forth below are the name, office and position held with our company and principal occupations and employment during the past five years of each of our executive officers. Biographical information on Mr. Halim is discussed above under the caption “Board of Directors — Class III Directors.”

     Mr. Johnsen has been our senior vice president and chief financial officer since July 2008. Prior to joining us, Mr. Johnsen served in a variety of finance and accounting positions with Broadcom Corporation (wired and wireless communication semiconductor and software products) from October 1999 through June 2008, including as the vice president and corporate controller (principal accounting officer) from September 2007 through June 2008, the senior director of finance, wireless connectivity group, from June 2007 through September 2007, the senior director of finance and operations, worldwide manufacturing, from May 2005 through June 2007, the director of finance, worldwide operations, from April 2003 through May 2005, as the controller for various business groups within Broadcom from June 2000 through December 2003 and as a corporate accounting manager from October 1999 through June 2000.
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
     Mr. Busch has been our senior vice president and general manager, high-performance analog, since October 2007. Mr. Busch previously served as our vice president of marketing and applications for our switching and signal conditioning product line from November 2006 to October 2007 and our executive director of business development from January 2006 to November 2006. Prior to joining us, Mr. Busch was a business development manager of Analog Devices, Inc. (signal processing solutions) from November 2003 to December 2005 and the vice president of marketing and president of the U.S. subsidiary of TeraCross Ltd. (semiconductor manufacturer) from November 2001 to November 2003. Mr. Busch currently serves as a member of the board of directors for First Western Group (real estate and agricultural lending).
     Mr. Cao has been our senior vice president, operations, since March 2008. Prior to joining us, Mr. Cao was the vice president, operations, of HOYA Corporation USA, formerly Xponent Photonics, Inc. (optical network component manufacturer), from August 2006 to March 2008. Mr. Cao also served as the vice president, manufacturing and technology, from March 2006 to August 2006 and the director, assembly operations, from January 2001 to March 2006 of Vitesse Semiconductor Corporation (semiconductor communications design and development).
     Ms. Garcia has been our senior vice president, human resources, since June 2010. Prior to joining us, Ms. Garcia was the vice president, human resources, of Lantronix, Inc. (device networking technologies) from June 2008 to June 2010. Ms. Garcia also served as the global director and vice president of human resources of Quiksilver, Inc. (casual lifestyle apparel) from April 2004 to June 2008, and as the director of human resources business operations and manager of human resources of Cendant Corporation (hospitality and real estate business and consumer services) from March 2001 to April 2004.
     Mr. Hamilton has been our senior vice president, worldwide sales, since July 2006. Mr. Hamilton previously served as our vice president of sales for the Asia Pacific region from June 2003 to July 2006. He served as the vice president of sales for the Asia Pacific region of Conexant from September 2001 to June 2003.
     Mr. Mankar has been our senior vice president, VLSI engineering, since August 2008. Prior to joining us, Mr. Mankar provided consulting services to Conexant from May 2008 to August 2008, and was the senior vice president, worldwide core engineering, and chief development officer of Conexant from December 2006 to May 2008. He also served as the vice president, VLSI hardware systems broadband media processing, and the vice president, worldwide core engineering, of Conexant from January 2005 to December 2006. He was the vice president, VLSI hardware systems personal computing division, of Conexant from September 1999 to December 2004, and the vice president, core engineering, of Conexant from January 2004 to December 2004.
     Mr. Medrek has been our senior vice president and general manager, communications convergence processing, formerly multiservice access, since June 2004. Mr. Medrek previously served as our senior vice president and general manager, broadband internetworking systems, from June 2003 to June 2004. Mr. Medrek served as the vice president and general manager, broadband internetworking systems, of Conexant from February 2001 to June 2003 and the vice president of marketing, broadband internetworking systems, of Conexant from March 2000 to February 2001.

Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that each of our directors and executive officers complied during fiscal year 2010 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely upon a review of filings with the SEC, we believe that each beneficial owner of more than 10% of our common stock complied during fiscal year 2010 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. No beneficial owner of more than 10% of our common stock filed a Form 5 with respect to fiscal year 2010.
Code of Ethics
     We have adopted a code of ethics entitled “Code of Business Conduct and Ethics,” that applies to all employees, including our executive officers and directors. A copy of the code of ethics is posted on our website at www.mindspeed.com. In addition, we will provide to any person without charge a copy of the code upon written request to our secretary at the address listed on the cover of this annual report on Form 10-K. We intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waivers.
Board Committee Membership
     The board has standing audit, governance and board composition and compensation and management development committees. The table below provides membership information as of the end of fiscal year 2010 and meeting information for each of the committees during fiscal year 2010.

		Governance	Compensation
		and Board	and Management
Name	Audit	Composition	Development
Dwight W. Decker		Chair

Robert J. Conrad		X	X

Michael T. Hayashi	X	X	X

Ming Louie	X	X

Thomas A. Madden	Chair	X

Jerre L. Stead		X	Chair

Number of meetings during fiscal year 2010	9	4	6
     Prior to August 18, 2010, Mr. Madden served as a member of the compensation committee and Mr. Stead served as a member of the audit committee. Mr. Conrad was appointed to the board and governance and compensation committees on August 18, 2010.
Audit Committee Financial Expert
     The board has determined that all of the members of the audit committee are “independent” in accordance with Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, the applicable rules of NASDAQ and our board membership criteria. The audit committee also meets the audit committee composition requirements of NASDAQ. The board has determined that Mr. Madden, the chairman of the audit committee, is qualified as an audit committee financial expert within the meaning of SEC regulations and that he has accounting and related financial management expertise within the meaning of the applicable rules of NASDAQ. Mr. Madden’s experience is discussed above under the caption “Board of Directors — Class II Directors.”

Item 11. Executive Compensation
Compensation Discussion and Analysis
Executive Summary
     During the course of fiscal year 2010, we remained committed to the following core executive compensation objectives: (i) attracting and retaining quality executive officers; (ii) aligning the interests of our executive officers and our stockholders; and (iii) paying for performance.
     Fiscal year 2010 represented a year of milestone achievements for our company, including:
•	four consecutive quarters of sequential product revenue growth and improved operating profitability;

•	record product revenue, net income, earnings per share and cash generation;

•	$43.7 million in cash on our balance sheet at fiscal year end and the best net cash balance of the last five years;

•	the debut of a record 52 new products; and

•	the highest number of design wins in company history, up 30% over fiscal year 2009.
Additionally, we continued our market share growth at tier 1 customers and diversified into new customers in the enterprise arena with our analog portfolio. During fiscal year 2010, we launched a strategic initiative in next generation wireless infrastructure products and successfully generated industry interest and traction among tier 1 and tier 2 original equipment manufacturers who are designing new base station architectures to serve the 4G/long-term evolution market, with the introduction of our new wireless baseband processor product portfolio.
Fiscal Year 2010 Financial Highlights
     A summary of our fiscal year 2010 financial results, as compared to our fiscal year 2009 financial results, is set forth in the table below:

	Fiscal Year	Fiscal Year
Financial Metric	2009	2010	Change %

Fiscal year end closing stock price	$3.05	$7.73	153%
Total net revenues (in millions)	126.6	178.2	41
Product revenue (in millions)	121.6	165.4	36
Net income/(loss) (in millions)	(25.1)	21.1	N/A
Net income/(loss) per share (diluted)	(1.04)	0.65	N/A
Net cash provided by/(used in) operating activities (in millions)	(5.4)	23.8	N/A
Fiscal Year 2010 Compensation Decisions
     For the first time in our company’s history, we awarded short-term cash incentive-based compensation in fiscal year 2010 rather than short-term equity incentive-based compensation. We believe that the cash compensation is more consistent and more competitive with the practices of our emerging peers than our previous practice of awarding only short-term equity incentive compensation. A discretionary cash bonus was also granted to Mr. Johnsen, in addition to the cash incentive-based compensation as discussed below under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Special Bonuses — Discretionary Cash Bonuses.” The cash incentive-based compensation for our named executive officers (as defined in the “Summary Compensation Table (2010)” below) was based on achieving fiscal year 2010 performance goals consisting of various combinations of the following: (i) financial performance targets; (ii) operating performance targets; (iii) design win execution; (iv) engineering execution; and (v) organizational development goals.
     We continued to grant long-term incentive equity compensation awards consisting of both stock options and shares of restricted stock in fiscal year 2010. In fiscal year 2010, we also awarded unrestricted performance stock, which vest based upon the achievement of certain thresholds in the price of our common stock, to supplement our long-term equity awards of stock options and shares of restricted stock. This mix of stock options and shares of restricted stock and unrestricted performance stock is consistent with our compensation goals and programs, particularly the goals of further aligning the financial interests of our executive officers with those of our stockholders and attracting and retaining executive officers. We believe that the awards were and continue to be useful in retention. The vesting requirements of the stock options and shares of restricted stock and unrestricted performance stock provide that upon termination of employment, only options currently vested may be exercised and unvested stock options and restricted stock and unrestricted performance stock are forfeited. Thus, long-term compensation awards provide executive officers with an incentive to remain with our company through each award’s entire vesting period.
     We made several additional adjustments to elements of our compensation programs during fiscal year 2010 and for fiscal year 2011 to further align our executive compensation structure with our stockholders’ interests and current market practices, including:
•	During fiscal year 2010, we reviewed executive officer perquisites to be more reflective of current compensation practices and trends, resulting in a significant overall reduction of perquisites available to executive officers.

•	We modified our process for measuring and calculating performance metrics in connection with short-term cash incentive awards, and limited the award of discretionary cash bonuses to executive officers.

•	At the end of fiscal year 2010, we conducted an assessment and review of executive officer stock ownership levels to ensure there is considerable incentive for management to align our company’s long-term interests because a portion of their personal investment portfolio consists of our company’s stock. The assessment indicated executive officer stock ownership levels were appropriate as compared to the executive officer stock ownership levels of executive officers at our emerging peer group companies.

•	During fiscal year 2011, short-term incentive cash awards will be based on a linear curve, thereby eliminating award cliffs and performance accelerators between performance metric ranges.

•	We implemented a maximum short-term incentive cash award amount of 200% of target award amounts for our fiscal year 2011 cash bonus plan for eligible executive officers and employees.
Overview
     The following provides a brief overview of the more detailed disclosure set forth in the Compensation Discussion and Analysis below:
•	The objectives of our compensation program are to: (i) attract and retain talented executive officers; (ii) further align the financial interests of executive officers with those of our stockholders; and (iii) pay-for-performance.

•	In making its fiscal year 2010 compensation decisions, the compensation committee consulted with a third-party compensation consultant and compared the compensation and performance of our executive officers with a peer group of 20 other semiconductor companies.

•	Our executive compensation consists primarily of: (i) a base annual salary; (ii) short-term cash incentive-based compensation; and (iii) long-term incentive equity awards. We also provide certain perquisites to our executive officers and on occasion grant discretionary and retention bonuses, and short-term incentive equity awards.

•	We encourage a pay-for-performance environment by linking short-term cash incentive-based compensation to the achievement of overall company and individual performance goals. Achievement of performance goals by our named executive officers during fiscal year 2010 ranged from 105% to 179%.

•	In fiscal year 2011, we intend to continue to deliver a combination of cash, stock options and restricted stock awards as part of our overall compensation program.

Objectives of Compensation Programs and Compensation Program Design
     The compensation committee establishes our executive compensation philosophy and oversees our executive compensation programs. Under the compensation committee’s supervision, in fiscal year 2010, we implemented compensation policies, plans and programs intended to achieve the following objectives:
•	Attract and retain talented executive officers. We are engaged in a very competitive and highly cyclical industry, and our success depends upon our ability to attract and retain qualified executive officers through competitive compensation arrangements.

•	Further align the financial interests of executive officers with those of our stockholders. We want and expect our executive officers to think and act in both the near-term and long-term interests of our stockholders.

•	Pay-for-performance. We provide executive officers with incentive opportunities linked to achievement of both overall company and individual performance goals. Incentive programs are designed to reward business plan achievement.
     We carry out these objectives by providing market competitive salaries, achieving an appropriate mix of cash and equity compensation, setting compensation based on individual and overall company performance and occasionally granting discretionary and retention bonuses.
Total Compensation Program Design
     The compensation committee considers the total compensation, earned or potentially available, of the executive officers in establishing each component of compensation. In its review, the compensation committee considers information regarding our general industry and peer group, national surveys of other U.S. semiconductor and high technology companies, reports of our third-party compensation consultants and performance judgments as to the past and expected future contributions of individual executive officers. The compensation committee also reviews tally sheets in an effort to promote internal pay equity.
     Our total compensation package generally includes a base annual salary, short-term incentive awards and long-term incentive awards. We target the short-term incentives of our chief executive officer to equal 100% of his base annual salary. We target the short-term incentives of all other named executive officers to equal 55% to 60% of their respective base annual salaries. Mr. Halim’s higher incentive target is a result of his greater breadth of responsibility relative to other executive officers, as well as peer group and industry practices of providing chief executive officers with higher incentive targets. We also occasionally grant cash discretionary bonuses to recognize achievements, as well as cash retention bonuses to maintain management continuity.
Role of Executive Officers and Compensation Consultants in Compensation Decisions
     The compensation committee solicits compensation recommendations from our chief executive officer on our other executive officers, and then reviews and approves the total compensation for each of our executive officers. Our chief executive officer does not participate in the compensation committee’s decisions regarding his compensation. The compensation committee may request additional information from our chief executive officer and may also solicit the perspective and input of third-party compensation consultants. In fiscal year 2010, the compensation committee elected to continue its engagement with a third-party compensation consultant, Semler Brossy Consulting Group, LLC.
     Semler Brossy was specifically engaged to: (i) review executive and non-executive compensation levels and practices; (ii) assess broader equity practices relative to our emerging and mature peer groups; and (iii) perform a competitive performance assessment as a context for evaluating executive compensation levels. For fiscal year 2010, we provided Semler Brossy with a list of our peer companies and data from the 2010 Radford Executive Survey for U.S. Technology Companies and requested that it report on the practices of each identified peer company, as well as analyze the data from the survey. The report included information on equity practices, such as equity burn rates, equity overhang, forms of equity awards and allocation of equity awards between officers and non-officers. The report also included information on trends, including changes in equity participation eligibility and the mix of cash and equity in total compensation, as well as an analysis of named executive officer compensation levels and compensation practices of each identified peer company. Semler Brossy did not provide any other services to our company during fiscal year 2010.
     Additional information on the peer companies that Semler Brossy examined is discussed below under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Objectives of

Compensation Programs and Compensation Program Design — Peer Group.”
Goal Setting and Performance Evaluation
     Executive officer performance evaluations, including evaluations of our named executive officers, occur annually and are completed immediately following the conclusion of each fiscal year. To help achieve our strategic goals and annual objectives, we have developed an integrated performance management program, which has an overall purpose of strengthening results at the individual and organizational level. The program is designed to align individual performance with strategic business goals and annual objectives. It is intended to foster two-way communication to provide all employees, including executive officers, with the resources, information and support required to be successful. The performance management program’s primary objectives are to ensure that individual contributions and results are directed toward achieving our business plan based on our strategic and tactical goals. It also links rewards to performance and recognizes outstanding performance with corresponding compensation actions. The process commences with the establishment of overall company and individual performance goals for our chief executive officer and other executive officers at the beginning of the fiscal year. These goals are based on our annual operating plan, which is reviewed by the board.
     Our chief executive officer’s performance evaluation is coordinated by the chairman of the governance committee. Our chief executive officer is evaluated on performance against the annual operating plan, which is summarized in an annual scorecard. The scorecard contains a percentage level of achievement reached for each company metric, as well as an overall weighted average achievement percentage on all company performance goals. An annual 360 degree feedback assessment is also conducted for purposes of providing additional developmental feedback to our chief executive officer. The chairman of the governance committee reviews the corporate performance scorecard and the 360 degree feedback results with the other independent board members, obtains their feedback on our chief executive officer’s performance and completes the review. The governance committee then reports its findings to the compensation committee for use in its determination of appropriate compensation actions.
     The board frequently discusses with our chief executive officer the performance of the other executive officers. Our chief executive officer incorporates this feedback into the evaluations of the other executive officers. The fiscal year 2010 performance evaluation results for our named executive officers are discussed below under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Cash Incentive Awards.”

Peer Group
     In setting the base annual salary, individual bonus target amounts and equity grant guidelines for executive officers, the compensation committee, with assistance from our third-party compensation consultant, reviews information relating to the executive compensation of a group of peer companies selected by the compensation committee, comprised of direct competitors, other local semiconductor companies and leading national semiconductor companies. In analyzing our peer group, the compensation committee distinguishes emerging peers from mature peers. We include our direct competitors and other local semiconductor companies in our emerging peer group because we compete with them for business, as well as talent. We include leading national semiconductor companies in our mature peer group because they have a large influence on industry compensation practices. The peer group companies for fiscal year 2010 included the following:

Emerging Peers		Mature Peers

•	Applied Micro Circuits Corporation	•	Broadcom Corporation

•	PMC-Sierra, Inc.	•	Qualcomm, Inc.

•	Vitesse Semiconductor Corporation	•	Advanced Micro Devices, Inc.

•	Transwitch Corporation	•	Intel Corporation

•	Conexant Systems, Inc.	•	Texas Instruments, Inc.

•	Skyworks Solutions, Inc.	•	Maxim Integrated Products, Inc.

•	Microsemi Corporation	•	Analog Devices, Inc.(1)

•	NetLogic Microsystems, Inc.	•	Linear Technology Corporation(1)

•	Cavium Networks, Inc.(1)	•	National Semiconductor Corporation(1)

•	Mellanox Technologies, Ltd.(1)

•	Silicon Laboratories Inc.(1)

(1)	Peer added for fiscal year 2010 to provide additional comparison data from companies in our strategic growth markets.
     With the assistance and guidance of our compensation consultant, the compensation committee reviews the compensation levels of our emerging peers when considering the amount of executive officer base annual salary and total compensation. For fiscal year 2010, the compensation committee believes that the base annual salary and total compensation provided to each executive officer was within the range of total compensation paid to similarly situated executive officers at emerging peer companies. The compensation committee targets our executive officers’ combined base salaries, equity holdings and total compensation in alignment with the practices of our emerging peers; however, it does not target any specific percentile.
     The compensation committee reviews the data of both our emerging and mature peers in designing our equity-compensation structure. It typically considers our emerging peers’ annual equity burn rates, equity overhang and form of equity awards. Additionally, it reviews our emerging peers’ policies regarding allocation of equity awards between executive officers and non-executive officers, percentage of employees receiving grants, vesting practices, hiring grant practices and other trends. It typically considers data from our mature peers with respect to types of equity awards and employee eligibility for such awards. While data from our mature peers is used as a guide in designing the structure of our equity compensation policies, it does not have any influence on award amounts.

     For fiscal year 2010, the compensation committee also used the Radford survey database, which provides data specific to high-technology and semiconductor industry compensation practices. The examination of the survey and peer group compensation practices allowed us to take industry practices into account to help ensure that our compensation policies are current and competitive.
Elements of Compensation
     Executive compensation consists primarily of: (i) a base annual salary; (ii) short-term cash incentive-based compensation; and (iii) long-term incentive equity awards. This mix of payments allows us to provide compensation that directly addresses our compensation goals of retention, alignment of executive and stockholder interests and linking pay with performance. We also provide our executive officers with other benefits, including perquisites, change of control agreements, a retirement savings plan and an employee stock purchase plan. The compensation committee also grants special cash bonuses and short-term incentive equity awards to certain executive officers to recognize particularly strong achievement or for specific retention purposes. Information on the total compensation awarded to each named executive officer during fiscal year 2010 is set forth in our “Summary Compensation Table (2010)” below.
Base Annual Salary
     The base annual salaries we provide to our executive officers are intended as compensation for each executive officer’s ongoing contributions to the performance of the operational area(s) for which they are responsible. In keeping with our compensation philosophy to attract and retain individuals of high quality, executive officer base salaries have been targeted to be competitive with base salaries paid to executive officers of our emerging peers, as described above, based on data reviewed by the compensation committee. The compensation committee determines the market median by reviewing information contained in survey data, SEC filings and advice from our third-party compensation consultant. The base salaries for our executive officers also reflect input from our chief executive officer regarding individual performance, company strategy and retention factors.
     The base annual salary levels of each of our executive officers are reviewed annually and adjusted from time to time to recognize individual performance, promotions, competitive compensation levels, retention requirements, internal pay equity and other qualitative factors. For the first time since July 2006, in July 2010, the compensation committee approved merit salary increases to each of our executive officers. Following the merit increases, on average, base annual salaries for our named executive officers were in alignment with the practices of our emerging peers and at the 50th percentile of our emerging peers.
     The base annual salaries in fiscal year 2010 for all named executive officers are set forth below under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Objectives of Compensation Programs and Compensation Program Design — Cash Incentive Awards — Target Incentives.”
     Cash Incentive Awards
     Our annual cash incentive compensation plan for the executive officers, including our chief executive officer, for fiscal 2010 consisted of awards under our fiscal 2010 cash bonus plan. All of the named executive officers participated in the fiscal 2010 cash bonus plan, except Mr. Hamilton, whose cash incentive award was under our sales incentive plan.
          Fiscal Year 2010 Cash Bonus Plan
     In December 2009, the compensation committee approved the fiscal year 2010 cash bonus plan. The plan was adopted in order to be competitive with our emerging peers, substantially all of which provide short-term cash incentive awards. Pursuant to the terms of the plan, our chief executive officer, the other executive officers (excluding Mr. Hamilton) and certain of our non-executive officers were eligible to receive a cash bonus for fiscal year 2010. The amount of cash bonuses our chief executive officer and other executive officers could earn under the cash bonus plan for fiscal year 2010 was limited by the amount of cash allocated to the plan. The amount of cash that was allocated to the plan to be available for awards was calculated as follows:
•	a dollar amount equal to 100% of any favorable quarterly variance to our planned fiscal year 2010 quarterly operating expense levels; plus

•	a dollar amount equal to 20% of our income from any fiscal year 2010 intellectual property sales.

          Performance Goals
     The amount of compensation paid as part of our cash incentive awards is based on both the overall financial performance of our company and the performance of the executive officers with respect to their individual assigned goals. The compensation committee adopts specific performance criteria for each fiscal year. Performance criteria typically include financial metrics, such as revenue, net income and operating profitability and attainment of engineering and strategic business development goals. Annual incentive awards may also be adjusted by the board in its discretion based on individual performance factors.
     The compensation committee determined whether each named executive officer met his performance goals for fiscal year 2010. Management reported on the accomplishments of the officers, and the compensation committee carried out its responsibility of determining the extent to which those accomplishments met the pre-established goals. While the use of the performance goals is intended to establish a rigorous process for tracking and evaluating performance, the compensation committee’s assessment of performance against particular goals involves the application of qualitative, as well as quantitative measures.
     The specific company and business unit revenue, operating profit, gross margin, operating expense, net income, cash generation, design win, engineering execution and budget reduction targets are based on our company’s internal annual operating plan. Disclosure of such targets or our annual operating plan is not possible, due to the commercially sensitive nature of the data, and such disclosure would cause substantial competitive harm to our company. As an indication of the level of difficulty in achieving the overall performance objectives, the compensation committee determined that the applicable named executive officers attained levels of achievement (including financial and non-financial goals) in the following ranges in each of the last three fiscal years:

Fiscal Year	Range of Achievement

2009	50% — 97%

2008	90% — 100%

2007	73% — 94%
     The pre-established factors for fiscal year 2010 used to determine individual performance and the relative weight given to each factor for each named executive officer are set forth in the table below. The different factors and relative weights reflect differences in the job responsibilities of our named executive officers.

Named Executive Officer	Performance Factors (and Weight)

Raouf Y. Halim	•	Company fiscal year net income and cash generation targets: 50%

	•	Design win execution against the fiscal year plan: 15%

	•	Engineering execution: 20%

	•	Individual organizational development goals: 15%

Bret W. Johnsen	•	Company fiscal year net income target: 50%

	•	Balance sheet improvement: 20%

	•	Individual organizational execution goals: 20%

	•	Investor relations goals: 10%

Thomas J. Medrek	•	Company fiscal year operating profit target: 30%

	•	Business unit fiscal year revenue target: 30%

	•	Business unit fiscal year gross margin target: 10%

	•	Business unit fiscal year operating expense target: 10%

	•	Business unit design win execution against the fiscal year plan: 10%

	•	Business unit engineering execution: 10%

Gerald J. Hamilton	•	Company fiscal year revenue target: 60%

	•	Design win execution against the fiscal year plan: 30%

	•	Budget reduction target for the worldwide sales department: 10%

Named Executive Officer	Performance Factors (and Weight)

Kurt F. Busch	•	Company fiscal year operating profit target: 30%

	•	Business unit fiscal year revenue target: 30%

	•	Business unit fiscal year gross margin target: 10%

	•	Business unit fiscal year operating expense target: 10%

	•	Business unit design win execution against the fiscal year plan: 10%

	•	Business unit engineering execution: 10%
     The cash generation, net income, operating profit, gross margin and operating expense amounts we use to measure achievement of performance goals are non-GAAP measures. Our calculation of net income, operating profit, gross margin and operating expense excludes stock-based compensation and related payroll costs, amortization of intangible assets, asset impairments, employee separation costs, legal settlement costs, special charges, reverse stock split costs, employee option exchange costs, gain on debt extinguishment and non-cash interest expense on convertible senior notes. We calculate cash generation as the net increase or decrease in cash and cash equivalents. We use non-GAAP measures because these measures help us internally to evaluate our operating performance, while excluding items that are considered by management to be outside of our core operating results.
     Target Incentives
     The fiscal year 2010 base annual salaries and short-term target incentives for our named executive officers are set forth in the table below.

Named Executive Officer	Base Annual Salary(1)	Target Incentive(2)

Raouf Y. Halim	$512,500	100%

Bret W. Johnsen	303,750	60%

Thomas J. Medrek	327,750	55%

Gerald J. Hamilton	252,500	55%

Kurt F. Busch	268,975	55%

(1)	Salaries adjusted to reflect three fiscal quarters at each named executive officer’s base annual salary prior to the implementation of merit salary increases, and one fiscal quarter at each named executive officer’s adjusted salary following the implementation of the merit salary increases.

(2)	Target incentive represents a target amount of base annual salary to be paid pursuant to the 2010 cash bonus plan (except for Mr. Hamilton, whose awards are made under our sales incentive plan).
          Achievement against Performance Goals
     The compensation committee determined that the named executive officers achieved their fiscal year 2010 goals to the extent set forth below. While in many cases the executive officers exceeded 100% of their respective non-financial goals, the compensation committee limited the achievement of the non-financial goals to 100% for the purposes of calculating the fiscal year 2010 cash incentive award amounts in order to provide a greater incentive for achieving financial goals. Annual cash incentive award amounts were, in all instances, determined through the application of a formula-based linear algorithm based on achievement levels and weighting of the performance goals.
     Mr. Halim. Based on the performance evaluation described above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Objectives of Compensation Programs and Compensation Program and Design — Goal Setting and Performance Evaluation” above, the compensation committee determined that Mr. Halim achieved 264% of his financial performance goals (fiscal year net income and cash generation targets) — (50% weighting of overall award) for fiscal year 2010.
     The compensation committee determined that Mr. Halim met the following percentages of his non-financial goals for fiscal year 2010: (i) 124% — design win execution against the fiscal year plan — (15% weighting of overall award); (ii) 84% — engineering execution — (20% weighting of overall award); and (iii) 100% — individual organization development goals — (15% weighting of overall award), resulting in a 179% overall achievement of his fiscal year 2010 goals. We had a number of key design wins in fiscal year 2010, most notably in our communications convergence processing business unit, with the continued ramp of fiber-to-the-x optical infrastructure worldwide. This resulted in 35% year-over-year growth within this business unit alone. High-performance analog solutions also continued to ramp, shipping into the carrier and enterprise segments, and the mobile data traffic continued to drive the next generation of 3G/4G wireless infrastructure. We also met development and production needs according to schedule throughout fiscal year 2010 for all continuing business units.
     Based on the overall assessment of Mr. Halim’s performance against his goals, the compensation committee awarded Mr. Halim a total cash incentive award of $916,278 under our fiscal year 2010 cash bonus plan, which represented 179% of his target incentive.
     Mr. Johnsen. The compensation committee determined that Mr. Johnsen met the following percentages of his goals for fiscal year 2010: (i) 226% — company fiscal year net income target — (50% weighting of overall award); (ii) 100% — balance sheet improvement — (20% weighting of overall award); (iii) 100% — individual organizational execution — (20% weighting of overall award); and (iv) 100% — investor relations goals — (10% weighting of overall award), resulting in a 163% overall achievement of his fiscal year 2010 goals. Based on the overall assessment of Mr. Johnsen’s performance against his goals, the compensation committee awarded Mr. Johnsen a total cash incentive award of $297,423 under our fiscal year 2010 cash bonus plan, which represented 163% of his target incentive.
     Mr. Medrek. The compensation committee determined that Mr. Medrek met the following percentages of his goals for fiscal year 2010: (i) 177% — company fiscal year operating profit target — (30% weighting of overall award); (ii) 104% — business unit fiscal year revenue target — (30% weighting of overall award); (iii) 101% — business unit fiscal year gross margin target — (10% weighting of overall award); (iv) 93% — business unit fiscal year operating expense target — (10% weighting of overall award); (v) 119% — business unit design win execution against the fiscal year plan — (10% weighting of overall award); and (vi) 100% — business unit engineering execution — (10% weighting of overall award), resulting in a 124% overall achievement of his fiscal year 2010 goals. Based on the overall assessment of Mr. Medrek’s performance against his goals, the compensation committee awarded Mr. Medrek a total cash incentive award of $223,049 under our fiscal year 2010 cash bonus plan, which represented 124% of his target incentive.
     Mr. Hamilton. Although Mr. Hamilton did not participate in the fiscal year 2010 cash bonus plan described above, he was eligible for a cash bonus for fiscal year 2010 under our sales incentive plan, which is directly tied to Mr. Hamilton’s responsibilities and our company’s sales as a direct measure of his performance. Mr. Hamilton did not participate in the fiscal year 2010 cash bonus plan because bonuses under the plan were limited by the amount of cash allocated to the plan, and it was possible that had he participated, Mr. Hamilton would have received a smaller bonus than that which he would have otherwise been entitled. Sales executives in our industry typically receive cash incentive awards as part of their compensation packages and because the cash incentive award is an essential part of Mr. Hamilton’s compensation, the compensation committee excluded Mr. Hamilton from the fiscal year 2010 cash bonus plan. Consequently, Mr. Hamilton’s cash bonus award was not limited by the amount of cash allocated to the fiscal year 2010 cash bonus plan.
     The compensation committee determined that Mr. Hamilton met the following percentages of his goals for fiscal year 2010: (i) 110% — company fiscal year revenue target — (60% weighting of overall award); (ii) 98% — design win execution against the fiscal year plan — (30% weighting of overall award); and (iii) 98% — budget reduction target for the worldwide sales department — (10% weighting of overall award), resulting in a 105% overall achievement of his fiscal year 2010 goals. Based on the overall assessment of Mr. Hamilton’s performance against his goals, the compensation committee awarded Mr. Hamilton a total cash incentive award of $145,176 for fiscal year 2010 under our sales incentive plan, which represented 105% of his target incentive.
     Mr. Busch. The compensation committee determined that Mr. Busch met the following percentages of his goals for fiscal year 2010: (i) 177% — company fiscal year operating profit target — (30% weighting of overall award); (ii) 106% — business unit fiscal year revenue target — (30% weighting of overall award); (iii) 101% — business unit fiscal year gross margin target — (10% weighting of overall award); (iv) 100% — business unit fiscal year operating expense target — (10% weighting of overall award); (v) 161% — business unit design win execution against the fiscal year plan — (10% weighting of overall award); and (vi) 83% — business unit engineering execution — (10% weighting of overall award), resulting in a 123% overall achievement of his fiscal year 2010 goals. Based on the overall assessment of Mr. Busch’s performance against his goals, the compensation committee awarded Mr. Busch a total cash incentive award of $182,295 under our fiscal year 2010 cash bonus plan, which represented 123% of his target incentive.

     Fiscal Year 2011 Cash Bonus Plan
     In January 2011, the compensation committee approved a fiscal year 2011 cash bonus plan. The plan was adopted in order to be competitive with our emerging peers, substantially all of which provide short-term cash incentive awards. Pursuant to the terms of the plan, our chief executive officer, the other executive officers (excluding Mr. Hamilton) and certain of our non-executive officer employees are eligible to receive a cash bonus for fiscal year 2011. The amount of cash bonuses our chief executive officer and other executive officers can earn under the cash bonus plan for fiscal year 2011 will be limited by the amount of cash allocated to the plan. The amount of cash that may be allocated, if any, to the plan will be limited to a dollar amount equal to 100% of any favorable quarterly variance to our planned fiscal year 2011 quarterly operating expense levels. In addition, individual award amounts under the plan cannot exceed 200% of target award amounts. Mr. Hamilton will participate in our cash sales incentive plan, which is consistent with our past practices.
Long-Term Incentive Equity Awards
     Our long-term compensation generally consists of both stock option and restricted stock awards provided under our 2003 long-term incentives plan. In fiscal year 2010, for the reasons discussed below, we also granted unrestricted performance stock awards to Messrs. Halim, Hamilton and Medrek. In determining the timing and size of our awards, we follow a policy of targeting compensation that is competitive with our emerging peers. Additionally, we consider the number and status of past long-term awards when deciding to make a new grant.
     We routinely grant eligible employees equity awards at the time of hire and also provide equity awards covering a large portion of our employees annually. The vesting periods vary with respect to each individual award, but stock option awards generally vest within a three or four year period and restricted stock awards generally vest within a range of one to four years. The restricted stock awards with one year vesting periods were typically granted as part of our short term-incentive compensation with specific performance goals. The exercise price of all stock options is set at the fair market value of our company’s stock on the grant date.
     In November 2009, we granted stock options and shares of restricted stock to our named executive officers. The stock option awards vested as to 8.33% of the underlying award quarterly beginning in February 2010. The restricted stock awards vested as to 25% of the underlying award quarterly beginning in February 2010. In March 2010, we granted shares of restricted stock to our named executive officers.
     In March 2010, we also granted awards of unrestricted performance stock to certain named executive officers, with vesting subject to satisfaction of specific performance conditions. The unrestricted performance stock awards begin to vest on the date when the average of the closing price of our common stock reaches certain minimum amounts over a consecutive 20-day trading period. The vesting trigger price for 50% of each named executive officer’s award is $10.49 and the vesting trigger price for the remaining 50% of each named executive officer’s award is $12.59, which represents a 25% and 50% increase in the price of our common stock as of the grant date, respectively. On the date the awards begin to vest, 8.33% of the shares of common stock underlying the awards will vest for each completed three month period from the grant date to the date the awards begin to vest. An additional 8.33% of the shares of common stock underlying the awards will vest on each three month anniversary date of the date the awards begin to vest. If the vesting trigger price is not achieved prior to the three year anniversary date of the grant date, the awards will be forfeited.
     The compensation committee granted the one-time unrestricted performance stock award to Mr. Halim based on its assessment of the competitiveness of his current equity compensation value and his performance with regard to our financial performance, quality of our revenue and his strategic positioning of our company, and to incentivize continuing business performance improvement. The compensation committee granted the one-time unrestricted performance stock award to Mr. Medrek based on its assessment of the competitiveness of his current equity compensation value, his performance with regard to the development and growth of the our communications convergence processing business unit and to incentivize continuing business performance improvement. The compensation committee granted the one-time unrestricted performance stock award to Mr. Hamilton based on its assessment of the competitiveness of his current equity compensation value and his performance with regard to the development of our globally diverse customer engagements.
     The number of stock options and shares of restricted stock and unrestricted performance stock awarded, as set forth in the “Grants of Plan Based Awards” table below, varied with respect to each individual due to differences in each individual’s compensation targets, levels of responsibility and role within our company. The “Outstanding Equity Awards at Fiscal Year-End (2010)” table below sets forth all long-term incentive awards granted in previous years.

     Our long-term equity compensation awards are consistent with our goals for compensation, particularly in further aligning the interests of our executive officers with our stockholders. The awards provide compensation in addition to salary, cash incentives and bonuses, and assist us in recruiting and retaining executive officers. The awards are useful in retention because of their vesting requirements, which provide that upon termination of employment, only options currently vested may be exercised and unvested stock options, restricted stock and unrestricted performance stock are forfeited. Thus, long-term equity compensation awards give executive officers an incentive to remain with our company through each award’s entire vesting period.
     Incentive Equity Awards for Fiscal Year 2011
     In November 2010, we granted stock options and shares of restricted stock to our named executive officers. The stock option awards will vest as to 33.33% of the underlying award on the one year anniversary of the grant date and 4.17% monthly thereafter. The restricted stock awards will vest as to 33.33% of the underlying award on November 5, 2011 and 12.5% quarterly thereafter. The number of stock options and shares of restricted stock awarded, as set forth in the table below, varied with respect to each individual due to differences in each individual’s compensation targets and role within our company.

	Number of Stock	Number of Shares of
Named Executive Officer	Options	Restricted Stock

Raouf Y. Halim	30,000	15,000

Bret W. Johnsen	20,000	10,000

Thomas J. Medrek	12,500	6,250

Gerald J. Hamilton	12,500	6,250

Kurt F. Busch	12,500	6,250
Special Bonuses
Discretionary Cash Bonuses
     From time to time, we grant discretionary cash bonuses. These awards are not tied to any specific performance measure and are made at the discretion of the compensation committee. Shortly after the end of fiscal year 2010, we granted a discretionary cash bonus of $50,000 to Mr. Johnsen to recognize his outstanding performance in fiscal year 2010, including recognition of the successful completion of our March 2010 equity offering and fiscal year 2010 improved operating income. Shortly after the end of fiscal year 2009, we granted a discretionary cash bonus of $75,000 to Mr. Johnsen to recognize his particularly strong achievements during fiscal year 2009, including his contributions to significant improvements in our balance sheet, the equity offering we completed in the fourth quarter of fiscal year 2009 and the improved management of our cash assets. While discretionary cash bonuses will remain an option for us to recognize extraordinary achievement, we view them as an exception, and grant them selectively.
Retention Bonuses
     In addition to our standard components of compensation, we occasionally grant retention bonuses to our executive officers. We grant retention bonuses to certain individuals based on a determination that these individuals fill an essential role in our success or failure and the importance of retaining their services. No retention bonuses were granted to our executive officers in fiscal year 2010.

Other Compensation Policies
Perquisites and Personal Benefits
     We provide our executive officers, including our chief executive officer, with perquisites and other personal benefits that we believe are reasonable, competitive and consistent with our peers and our overall executive compensation program. The perquisites and personal benefits that we have historically offered include retirement savings plan matching contributions, life insurance premiums, excess personal liability insurance premiums, an annual physical examination, airline club fees, club dues, health club memberships and financial planning and tax preparation services. In May 2010, the compensation committee determined that we would no longer provide club dues or financial planning and tax preparation services to our executive officers. We sometimes also offer certain benefits associated with the hiring of new executive officers, such as transportation, temporary housing and relocation costs.
     In determining the appropriate level of perquisites and personal benefits, we periodically review the Ayco Executive Benefits & Perquisite Survey, as well as information provided in SEC filings of our peer group. We believe that these benefits help us to hire and retain qualified executive officers and enable them to perform their job responsibilities with fewer distractions. For valuation of perquisites and other benefits provided during fiscal year 2010, see footnote 2 to our “Summary Compensation Table (2010)” below.
Timing of Grants of Equity Awards
     We have generally granted awards of stock options and shares of restricted stock to our executive officers on an annual basis. We also make equity grants to new hires or to others in specific situations other than on an annual basis, as determined by the compensation committee. The grant date of equity awards is typically the date we obtain formal approval of the grant. We do not have, and do not intend to have, any program, plan or practice to time the grant of equity awards in coordination with the release of material non-public information. We also do not have, and do not intend to have, any program, plan or practice to time the release of material non-public information for the purpose of affecting the value of executive compensation. The exercise price for all stock options that we grant is equal to the closing price of our common stock on the grant date.
Policy Regarding Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code of 1986, as amended, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to our chief executive officer and the three most highly compensated executive officers (not including our chief executive officer and chief financial officer). However, certain compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. We do not currently have a policy regarding qualification of cash compensation, such as salary and bonuses, for deductibility under Section 162(m). We have included provisions in our 2003 long-term incentives plan designed to enable grants of stock options to executive officers affected by Section 162(m) to qualify as “performance-based” compensation. Such grants cannot qualify until they are made by a committee consisting of “outside directors” under Section 162(m). The compensation committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of us and our stockholders. Given our changing industry and business, as well as the competitive market for outstanding executive officers, the compensation committee believes that it is important to retain the flexibility to design compensation programs consistent with its overall executive compensation philosophy even if some executive compensation is not fully deductible. Accordingly, the compensation committee may, from time to time, deem it appropriate to approve elements of compensation for certain executive officers that are not fully deductible.
     The performance factors for equity compensation intended to meet the tax law definition of “performance-based” compensation were most recently approved in March 2009 and must be approved by stockholders at least every five years.
Change of Control Agreements
     Each of our named executive officers has entered into our standard change of control agreement, which provides, under certain circumstances, for payments upon termination of employment in connection with a change of control of our company. Payments made under the agreement are subject to a “double trigger,” meaning that both a change of control and a termination are required. We believe that a change of control agreement is necessary to diminish the inevitable distraction of executive officers by virtue of the personal uncertainties and risks created by a pending or threatened change of control. The agreement intends to encourage the executive officer’s full attention and dedication and to provide a compensation and benefits arrangement satisfactory to the executive officer and competitive with other companies.
     For the purposes of the change of control agreement, a change of control generally means:
•	the acquisition by any individual, entity or group of beneficial ownership of 35% or more of either the then outstanding shares of our common stock or the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors;

•	a change in the composition of a majority of the board, which is not supported by the current board;

•	a major corporate transaction, such as a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets, which results in a change in the majority of the board or of more than 60% of our stockholders; or

•	approval by our stockholders of the complete liquidation or dissolution of our company.
     An executive officer who terminates his own employment for good reason or whose employment is terminated by us for reasons other than for cause, disability or death (qualified terminations) in connection with a change of control is entitled to the following payouts and benefits:
•	three times the executive officer’s base annual salary for our chief executive officer and two times the base annual salary for all other executive officers;

•	three times the executive officer’s bonus under our annual incentive plans for our chief executive officer and two times the bonus for all other executive officers;

•	accrued vacation pay to the extent that it remains unpaid;

•	continued coverage under our welfare benefit plans for two years after termination, including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs to the extent applicable generally to other peer executive officers of our company and our affiliated companies;

•	outplacement services, the scope and provider of which will be selected by the executive officer in his sole discretion;

•	immediate vesting of all equity securities held by the executive officer;

•	other benefits including those that the executive officer is eligible to receive under any plan, program, policy or practice or contract or agreement; and

•	for substantially all of our executive officers, a gross-up payment, defined as the amount equal to the excise tax on any payment by us pursuant to the change of control agreement as imposed by Section 4999 of the Internal Revenue Code and all taxes associated with the payment of that excise tax.
     We believe that providing for payment under the change of control agreements upon a double trigger of a change of control and a qualified termination achieves the balanced result of focusing the executive officer and protecting our company’s best interests. In March 2009, we eliminated the provision for gross-up payments in all change of control agreements entered into with our executive officers after that date. For more information regarding potential payments under the change of control agreements, see the “Potential Payments Upon Termination or Change-in-Control (2010)” table below.

Retirement Plans
     Executive officers are eligible to participate in our retirement savings plan. Our retirement savings plan operates as a defined contribution tax-qualified plan and is open to all of our domestic salaried employees. A participant may elect to defer compensation within certain contribution limitations. We retain the discretion to contribute to each participant’s plan through profit sharing and matching of contributions. Our contributions are paid in the form of cash and are invested in our common stock fund. For fiscal year 2010, we matched participants’ contributions 100% of the first 4% of the participant’s covered compensation. The matching contributions paid to our named executive officers under our retirement savings plan during fiscal year 2010 are listed in footnote 2 to our “Summary Compensation Table (2010)” below.

Summary Compensation Table (2010)
     The following table sets forth the compensation earned for services performed for our company during fiscal years 2010, 2009 and 2008 by:
•	our chief executive officer;

•	our chief financial officer; and

•	each of our other three most highly compensated executive officers, employed by us as of the end of fiscal year 2010, whom we refer to collectively as our “named executive officers.”

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary			Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	Bonus ($)		($)(1)	($)(1)	($)	($)(2)	Total($)
Raouf Y. Halim	2010	$512,500	—		$2,517,300	$148,800	$916,278	$40,063	$4,134,941
Chief Executive Officer	2009	500,000	$600,000		106,000	203,400	—	53,116	1,462,516
	2008	500,000	250,000		278,250	267,000	—	54,371	1,349,621

Bret W. Johnsen	2010	303,750	50,000	(3)	87,200	99,200	297,423	22,830	860,403
Senior Vice President	2009	300,000	75,000		106,000	56,500	—	25,559	563,059
and Chief Financial Officer	2008	69,231	200,000		—	354,000	—	2,144	625,375

Thomas J. Medrek	2010	327,750	—		531,800	62,000	223,049	20,525	1,165,124
Senior Vice President	2009	308,077	—		21,200	73,450	—	37,610	440,337
and General Manager,	2008	300,000	35,000		64,990	—	—	35,514	435,504
Communications Convergence Processing

Gerald J. Hamilton	2010	252,500	—		213,600	62,000	145,176	13,796	687,072
Senior Vice President,	2009	250,000	—		21,200	56,500	132,935	13,429	474,064
Worldwide Sales	2008	247,308	—		73,250	—	135,369	34,315	490,242

Kurt F. Busch	2010	268,975	—		54,500	62,000	182,295	22,600	590,370
Senior Vice President and General Manager, High-Performance Analog

(1)	These amounts reflect the grant date fair value calculated in accordance with ASC 718 on the basis of the fair market value of the underlying awards on the respective grant dates and without any adjustment for estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12, “Stock-Based Compensation,” to our audited financial statements for the fiscal year ended October 1, 2010, included in our annual report on Form 10-K filed with the SEC on November 22, 2010. The stock awards for Messrs. Halim, Medrek and Hamilton consist of awards of restricted stock and unrestricted performance stock. The grant date fair value of the unrestricted performance stock awards set forth in the table above, based on expected performance, is as follows: $1,128,000 for Mr. Halim; $225,600 for Mr. Medrek; and $75,200 for Mr. Hamilton. The grant date fair value of these awards, assuming that the highest level of performance conditions will be achieved, is as follows: $1,731,000 for Mr. Halim; $346,200 for Mr. Medrek; and $115,400 for Mr. Hamilton. The unrestricted performance stock awards begin to vest on the date when the average of the closing price of our common stock reaches certain minimum amounts over a consecutive 20-day trading period. The vesting trigger price for 50% of each named executive officer’s award is $10.49 and the vesting trigger price for the remaining 50% of each named executive officer’s award is $12.59, which represents a 25% and 50% increase in the price of our common stock as of the grant date, respectively. For more information on these awards, see the discussion above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Equity Awards.”

(2)	The amount shown as “All Other Compensation” includes the following perquisites and personal benefits:

	Retirement		Liability
	Savings Plan	Life	Insurance	Airline		Financial	Property				Tax
	Contributions	Insurance	Premiums	Club	Club	Services	Management	Health	Physical	Internet	Reimbursement
Name	(A)	Premiums	(B)	Fees	Dues (C)	(C)(D)	(E)	Club	Exams	Reimbursement	(F)

Raouf Y. Halim	$9,577	$2,463	$3,598	$425	$5,268	$5,500	—	$3,248	$1,500	$540	$7,944

Bret W. Johnsen	12,150	669	1,248	375	—	—	—	5,400	—	—	2,988

Thomas J. Medrek	11,141	1,671	1,248	—	—	—	$5,976	297	—	—	192

Gerald J. Hamilton	9,715	2,348	1,248	325	—	—	—	—	—	—	160

Kurt F. Busch	9,536	571	1,248	399	—	1,175	—	5,355	—	540	3,776

(A)	Represents amounts we contributed pursuant to our retirement savings plan.

(B)	Represents amounts we paid for excess personal liability insurance coverage.

(C)	In May 2010, the compensation committee discontinued these perquisites.

(D)	Represents fees we paid on behalf of the executive for financial services provided by a third party, including financial counseling, tax return preparation and estate planning.

(E)	Represents amount for property management fees we paid for Mr. Medrek’s former residence in connection with his relocation to Southern California.

(F)	We discontinued the practice of issuing tax reimbursement payments related to perquisites to our executive officers beginning in fiscal year 2011 in order to be more in line with best pay practices.

For more information about perquisites, see the discussion above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Other Compensation Policies — Perquisites and Personal Benefits.”

(3)	The amount disclosed for Mr. Johnsen represents a discretionary cash bonus in recognition of his outstanding performance in fiscal year 2010, and is discussed further above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Special Bonuses.”
Compensation Policies and Practices and Risk Management
     During fiscal year 2010, with the assistance of information provided by our independent compensation consultants at the direction of our compensation committee, the board conducted a risk assessment of our compensation policies and practices for all employees, including executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In addition, the board believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive or inappropriate risk for the following reasons:
•	We structure our compensation to consist of both fixed and variable compensation. The variable portions of compensation (short-term incentive-based cash and equity compensation and long-term incentive equity compensation) are designed to: (i) align the financial interests of our executive officers with those of our stockholders; and (ii) pay for both short-and long-term corporate performance. For short-term performance, our incentives are awarded based on pay-for-performance criteria that include: (i) net income; (ii) operating profitability; and (iii) attainment of engineering and strategic business development goals. For long-term performance, our stock option awards, restricted stock awards and unrestricted performance stock awards (if the stock price-based vesting thresholds are met) generally vest over three to four years. Stock option and unrestricted performance stock awards, which vest only upon the achievement of certain stock price appreciation thresholds, are only valuable, and, in some cases, only earned, if our stock price increases over time. Our restricted stock awards generally vest quarterly over three years. We feel these variable elements of compensation are a sufficient percentage of overall compensation to motivate our executive officers to meet short-term business objectives and produce superior long-term corporate results, while the fixed element is appropriate and discourages the need for executive officers to take unnecessary or excessive risks in doing so. Fixed compensation is reviewed annually and adjusted periodically as discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Cash Incentive Awards.” Metrics used in determining funding of the short-

term cash incentive awards are approved by the compensation committee at the commencement of the fiscal year.

•	We have strict internal controls over the measurement and calculation of performance metrics, which are validated through multiple business units, thereby reducing the risk of manipulation by any employee or executive. In addition, all of our employees are required to undergo training on our code of business conduct and ethics, which covers, among other things, accuracy of business records.

•	We believe that our combined focus on income and profitability (through short-term incentive cash and equity awards) and stock price (through long-term incentive equity awards) naturally limits excessive or inappropriate risk-taking. The short-term incentive mix of cash and equity awards is approved by the compensation committee, which believes the mix of cash and equity awards, and the financial metrics used to determine the amount of an executive officer’s annual short-term incentive cash and equity awards are measures that drive long-term stockholder value. These measures include fiscal year net income and cash generation, which encourages the pursuit of opportunities that enhance stockholder value. The long-term incentive equity awards work to do the same; encourage executive officers to look to long-term appreciation in value.
     The board determined that, for all employees, our compensation programs do not encourage excessive or inappropriate risk; rather, they encourage behaviors that support sustainable value creation. Nonetheless, in connection with the review of our risk profile, the board and the compensation committee plan to routinely perform the following activities:
•	an assessment and review of executive stock ownership levels to ensure there is considerable incentive for management to consider our company’s long-term interests because a portion of their personal investment portfolio consists of our company’s stock; and

•	structure short-term incentive cash awards on a linear curve, thereby eliminating award cliffs and performance accelerators between performance metric ranges.
Additionally, we implemented a maximum short-term incentive cash award amount of 200% of target award amounts for our fiscal year 2011 cash bonus plan for eligible executive officers and employees.

Grants of Plan-Based Awards (2010)
     The following table presents information on equity awards granted to our named executive officers during fiscal year 2010.

		Estimated Possible Payouts Under			Estimated Possible Payouts
		Non-Equity Incentive Plan			Under Equity Incentive Plan
		Awards(1)			Awards(2)(3)
								All
								Other
								Stock	All Other
								Awards:	Option		Grant
								Number	Awards:	Exercise	Date Fair
								of	Number of	or Base	Value of
								Shares	Securities	Price of	Stock and
								of Stock	Underlying	option	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(#)(2)	($/Sh)	(4)
Raouf Y. Halim	—	—	$512,500	—	—	—	—	—	—	—	—
	11/20/2009	—	—	—	—	—	—	30,000	—	—	$130,800
	3/10/2010	—	—	—	—	—	—	150,000	—	—	1,258,500
	11/20/2009	—	—	—	—	—	—	—	60,000	$4.36	148,800
	3/10/2010	—	—	—	—	150,000	150,000	—	—	—	1,128,000
Bret W. Johnsen	—	—	182,250	—	—	—	—	—	—	—	—
	11/20/2009	—	—	—	—	—	—	20,000	—	—	87,200
	11/20/2009	—	—	—	—	—	—	—	40,000	4.36	99,200
Thomas J. Medrek	—	—	180,263	—	—	—	—	—	—	—	—
	11/20/2009	—	—	—	—	—	—	12,500	—	—	54,500
	3/10/2010	—	—	—	—	—	—	30,000	—	—	251,700
	11/20/2009	—	—	—	—	—	—	—	25,000	4.36	62,000
	3/10/2010	—	—	—	—	30,000	30,000	—	—	—	225,600
Gerald J. Hamilton	—	—	138,875	—	—	—	—	—	—	—	—
	11/20/2009	—	—	—	—	—	—	12,500	—	—	54,500
	3/10/2010	—	—	—	—	—	—	10,000	—	—	83,900
	11/20/2009	—	—	—	—	—	—	—	25,000	4.36	62,000
	3/10/2010	—	—	—	—	10,000	10,000	—	—	—	75,200
Kurt F. Busch	—	—	147,936	—	—	—	—	—	—	—	—
	11/20/2009	—	—	—	—	—	—	12,500	—	—	54,500
	11/20/2009	—	—	—	—	—	—	—	25,000	4.36	62,000

(1)	The non-equity incentive plan does not provide for a threshold or maximum payout. The material terms of this plan are discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Cash Incentive Awards.” The fiscal year 2011 cash bonus plan does provide for a maximum payout not to exceed 200% of target award amounts, and is discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Fiscal Year 2011 Cash Bonus Plan.”

(2)	The material terms of these awards are discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Equity Awards.”

(3)	These unrestricted performance stock awards begin to vest on the date when the average of the closing price of our common stock reaches certain minimum amounts over a consecutive 20-day trading period. The vesting trigger price for 50% of each named executive officer’s award is $10.49 and the vesting trigger price for the remaining 50% of each named executive officer’s award is $12.59, which represents a 25% and 50% increase in the price of our common stock as of the grant date, respectively.

(4)	These amounts reflect the grant date fair value calculated in accordance with ASC 718 on the basis of the fair market value of the underlying awards on the respective grant dates and without any adjustment for estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12, “Stock-Based Compensation,” to our audited financial statements for the fiscal year ended October 1, 2010, included in our annual report on Form 10-K filed with the SEC on November 22, 2010.

Outstanding Equity Awards at Fiscal Year-End (2010)
     The following table summarizes the equity awards we have made to our named executive officers which were outstanding as of the end of fiscal year 2010.

										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
									Plan	Payout
									Awards:	Value of
									Number of	Unearned
									Unearned	Shares,
			Number of	Number of			Number of	Market Value	Shares,	Units or
			Securities	Securities			Shares or	of Shares or	Units or	Other
			Underlying	Underlying			Units of	Units of Stock	Other	Rights That
			Unexercised	Unexercised	Option	Option	Stock That	That Have	Rights that	Have Not
			Options (#)	Options (#)	Exercise	Expiration	Have Not	Not Vested	Have Not	Vested
Name	Grant Date		Exercisable	Unexercisable	Price ($)	Date	Vested (#)	($)(1)	Vested (#)	($)(2)
Raouf Y. Halim	10/27/2000		1,715	—	$22.0295	10/27/2010	—	—	—	—
	3/30/2001		191,185	—	9.001	3/30/2011	—	—	—	—
	4/3/2002		64	—	11.793	4/2/2012	—	—	—	—
	4/3/2002		32,121	—	11.793	4/3/2012	—	—	—	—
	8/15/2003		60,000	—	13.25	8/15/2011	—	—	—	—
	7/30/2004		30,000	—	17.765	7/30/2012	—	—	—	—
	1/28/2005		36,000	—	11.40	1/28/2013	—	—	—	—
	2/2/2007		50,000	—	10.95	2/2/2015	—	—	—	—
	7/24/2008		28,125	75,000	3.87	7/24/2016	—	—	—	—
	4/30/2009		74,994	105,006	2.12	4/30/2017	—	—	—	—
	11/20/2009		15,000	45,000	4.36	11/20/2017	—	—	—	—
	4/30/2009		—	—	—	—	34,375	$265,719	—	—
	11/20/2009		—	—	—	—	7,500	57,975	—	—
	3/10/2010	(A)	—	—	—	—	125,000	966,250	—	—
	3/10/2010	(B)	—	—	—	—	—	—	150,000	$1,731,000
Bret W. Johnsen	7/24/2008		20,833	91,667	3.87	7/24/2016	—	—	—	—
	4/30/2009		4,166	29,169	2.12	4/30/2017	—	—	—	—
	11/20/2009		10,000	30,000	4.36	11/20/2017	—	—	—	—
	4/30/2009		—	—	—	—	34,375	265,719	—	—
	11/20/2009		—	—	—	—	5,000	38,650	—	—
Thomas J. Medrek	10/27/2000		416	—	22.0295	10/27/2010	—	—	—	—
	3/30/2001		4,302	—	9.001	3/29/2011	—	—	—	—
	8/15/2003		20,000	—	13.25	8/15/2011	—	—	—	—
	7/16/2004		15,000	—	15.50	7/16/2012	—	—	—	—
	7/30/2004		10,999	—	17.765	7/30/2012	—	—	—	—
	1/28/2005		12,000	—	11.40	1/28/2013	—	—	—	—
	2/2/2007		12,500	—	10.95	2/2/2015	—	—	—	—
	4/30/2009		27,080	37,920	2.12	4/30/2017	—	—	—	—
	11/20/2009		6,250	18,750	4.36	11/20/2017	—	—	—	—
	4/30/2009		—	—	—	—	6,875	53,144	—	—
	11/20/2009		—	—	—	—	3,125	24,156	—	—
	3/10/2010	(A)	—	—	—	—	25,000	193,250	—	—
	3/10/2010	(B)	—	—	—	—	—	—	30,000	346,200
Gerald J. Hamilton	8/15/2003		6,667	—	13.25	8/15/2011	—	—	—	—
	7/30/2004		3,500	—	16.15	7/30/2012	—	—	—	—
	1/28/2005		4,860	—	11.40	1/28/2013	—	—	—	—
	8/4/2006		5,000	—	7.45	8/4/2014	—	—	—	—
	2/2/2007		12,500	—	10.95	2/2/2015	—	—	—	—
	4/30/2009		4,166	29,169	2.12	4/30/2017	—	—	—	—
	11/20/2009		6,250	18,750	4.36	11/20/2017	—	—	—	—
	4/30/2009		—	—	—	—	6,875	53,144	—	—
	11/20/2009		—	—	—	—	3,125	24,156	—	—
	3/10/2010	(A)	—	—	—	—	8,334	64,422	—	—
	3/10/2010	(B)	—	—	—	—	—	—	10,000	115,400
Kurt F. Busch	11/15/2007		2,000	2,000	7.00	11/15/2015	—	—	—	—
	8/14/2008		5,000	5,000	3.96	8/14/2016	—	—	—	—
	4/30/2009		9,581	20,419	2.12	4/30/2017	—	—	—	—
	5/15/2009		592	1,185	1.70	1/6/2014	—	—	—	—
	5/15/2009		433	867	1.70	2/2/2015	—	—	—	—
	11/20/2009		6,250	18,750	4.36	11/20/2017	—	—	—	—
	11/15/2007		—	—	—	—	3,000	23,190	—	—
	4/30/2009		—	—	—	—	6,875	53,144	—	—
	11/20/2009		—	—	—	—	3,125	24,156	—	—

(1)	The market value noted in this column was determined by multiplying the number of unvested shares by $7.73, the closing price of our common stock on the last business day of fiscal year 2010.

(2)	The market value noted in this column was determined by multiplying the number of unvested shares by the price of our common stock, which triggers vesting for such shares.

Stock Option Award Vesting Schedule
     The vesting schedule for stock option awards is set forth below.

Grant Date	Vesting

10/27/2000	Options vested as to 50% of the underlying award on each anniversary of the grant date for two years.

3/30/2001	Options vested as to 50% of the underlying award on the first anniversary of the grant date and as to 25% of the underlying award on each anniversary of the grant date for two years thereafter.

4/3/2002	These options were repriced options from earlier grants. Each repriced grant retained its original vesting schedule and the original grant dates are as follows: 16,092 options were granted on February 10, 2000; and 16,093 options were granted on July 24, 2000. The vesting schedule for each of these grants provided for 25% of the underlying award to vest on each anniversary of the grant date for four years.

8/15/2003 7/16/2004 8/4/2006 11/15/2007 8/14/2008	Options vested as to 25% of the underlying award on each anniversary of the grant date for four years.

7/30/2004	Options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 2.083% of the underlying award each month for three years thereafter.

1/28/2005	Options vested as to 50% of the underlying award on the six month anniversary of the grant date and as to 50% of the underlying award on the one year anniversary of the grant date.

2/2/2007	Options vested as to 12.5% of the underlying award on the fifteen month anniversary of the grant date and as to 12.5% of the underlying award each three months for two years thereafter.

7/24/2008	Options vested as to 25% of the underlying award on the first anniversary of the grant date and will continue to vest as to 2.083% of the underlying award each month for three years thereafter.

4/30/2009	Options vested as to 33% of the underlying award on the first anniversary of the grant date and will continue to vest as to 8.33% of the underlying award each three months for two years thereafter.

5/15/2009	These options were granted in exchange for earlier grants of 8,000 options awarded on January 6, 2006 and 2,600 options awarded on February 2, 2007. The options vested as to 33% of the underlying awards on the first anniversary of the new grant date and will continue to vest as to 33% of the underlying awards each year for two years thereafter.

11/20/2009	Options vested as to 8.33% of the underlying award on the three month anniversary of the grant date and will continue to vest as to 8.33% of the underlying award each three months thereafter.

Restricted Stock Award Vesting Schedule
     The vesting schedule for restricted stock awards is set forth below.

Grant Date	Vesting

11/15/2007	The shares of restricted stock vested as to 25% of the underlying award on October 31, 2008 and will continue to vest as to 25% of the underlying award on each anniversary thereof for three years thereafter.

4/30/2009	The shares of restricted stock vested as to 25% of the underlying award on May 6, 2010 and will continue to vest as to 6.25% of the underlying award each three months for three years thereafter.

11/20/2009	The shares of restricted stock vested as to 25% of the underlying award on June 10, 2010 and as to 25% of the underlying award each three months thereafter.

3/10/2010(A)	The shares of restricted stock vested as to 8.33% of the underlying award each three months after the grant date.

3/10/2010(B)	The unrestricted performance stock awards begin to vest on the date when the average of the closing price of our common stock reaches certain minimum amounts over a consecutive 20-day trading period. The vesting trigger price for 50% of each named executive officer’s award is $10.49 and the vesting trigger price for the remaining 50% of each named executive officer’s award is $12.59, which represents a 25% and 50% increase in the price of our common stock as of the grant date, respectively. On the date the awards begin to vest, 8.33% of the shares of common stock underlying the awards will vest for each completed three month period from the grant date to the date the awards begin to vest. An additional 8.33% of the shares of common stock underlying the awards will vest on each three month anniversary date of the date the awards begin to vest. For more information on these awards, see the discussion above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Equity Awards.”

Option Exercises and Stock Vested (2010)
     The following table sets forth information regarding option exercises and the vesting of restricted stock awards for each of our named executive officers during fiscal year 2010.

	Option Awards		Stock Awards

	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on	Exercise	Acquired on Vesting	Vesting
Name	Exercise (#)	($)(1)	(#)	($)(2)

Raouf Y. Halim	46,875	$123,281	74,709	$551,351

Bret W. Johnsen	104,165	669,315	30,625	249,406

Thomas J. Medrek	6,149	18,824	20,300	149,040

Gerald J. Hamilton	33,811	174,457	20,041	145,045

Kurt F. Busch	5,000	38,350	16,188	113,448

(1)	We computed the dollar amount realized upon exercise by multiplying the number of shares by the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	We computed the dollar amount realized upon vesting by multiplying the number of shares by the market price of the underlying securities on the vesting date.

Potential Payments upon Termination or Change-in-Control (2010)
     Under the terms of our standard change of control agreement and 2003 long-term incentives plan, our named executive officers may be entitled to certain payments upon termination of their employment. The following description of the agreement and plan is qualified by reference to the complete text of the agreement and plan, which have been filed with the SEC.
     The following table sets forth estimated payments that would be made to each of our named executive officers upon termination of employment under various circumstances, including: (i) death; (ii) in connection with a change of control; (iii) other than for personal performance; and (iv) for any other reason. The information set forth in the table assumes:
•	the termination event occurred on the last day of fiscal year 2010;

•	all payments are made in a lump sum on the date of termination;

•	we are current on all obligations owed to the executive through the date of termination (including salary and bonus, but excluding accrued vacation); and

•	the executive does not find new employment with another employer within two years.
     The actual amounts to be paid can only be determined at the time of the executive’s termination of employment and may differ materially from the amounts set forth in the table below. The amounts set forth in the table below do not reflect the withholding of applicable state and federal taxes. Following the table is a description of the plan and agreement that affect potential payments upon death, termination or change of control.

		Qualified	Termination for	Termination
		Termination in	Reason Other than	for Any
		Connection with a	Personal	Other
Name	Death	Change of Control	Performance	Reason
Raouf Y. Halim
Accrued Vacation(1)	$72,407	$72,407	$72,407	$72,407
2003 Long-Term Incentives Plan	3,479,677	—	—	—
Change of Control Agreement Multiplied Salary(2)	—	1,650,000	—	—
Multiplied Annual Bonus(3)	—	1,650,000	—	—
Welfare Benefits(4)	—	30,388	—	—
Outplacement Services(5)	—	12,000	—	—
Acceleration of Equity Awards(6)	—	3,479,677	—	—
Gross-up Payment	—	3,205,937	—	—

Total	$3,552,084	$10,100,409	$72,407	$72,407

Bret W. Johnsen
Accrued Vacation(1)	$2,750	$2,750	$2,750	$2,750
2003 Long-Term Incentives Plan	922,941	—	—	—
Change of Control Agreement Multiplied Salary(2)	—	630,000	—	—
Multiplied Annual Bonus(3)	—	378,000	—	—
Welfare Benefits(4)	—	29,696	—	—
Outplacement Services(5)	—	12,000	—	—
Acceleration of Equity Awards(6)	—	922,941	—	—
Gross-up Payment	—	845,743	—	—

Total	$925,691	$2,821,130	$2,750	$2,750

Thomas J. Medrek
Accrued Vacation(1)	$39,898	$39,898	$39,898	$39,898
2003 Long-Term Incentives Plan	725,225	—	—	—
Change of Control Agreement Multiplied Salary(2)	—	702,000	—	—
Multiplied Annual Bonus(3)	—	386,100	—	—
Welfare Benefits(4)	—	29,806	—	—
Outplacement Services(5)	—	12,000	—	—
Acceleration of Equity Awards(6)	—	778,369	—	—
Gross-up Payment	—	829,932	—	—

		Qualified	Termination for	Termination
		Termination in	Reason Other than	for Any
		Connection with a	Personal	Other
Name	Death	Change of Control	Performance	Reason
Total	$765,123	$2,778,105	$39,898	$39,898
Gerald J. Hamilton
Accrued Vacation(1)	$17,773	$17,773	$17,773	$17,773
2003 Long-Term Incentives Plan	445,847	—	—	—
Change of Control Agreement Multiplied Salary(2)	—	520,000	—	—
Multiplied Annual Bonus(3)	—	286,000	—	—
Welfare Benefits(4)	—	29,440	—	—
Outplacement Services(5)	—	12,000	—	—
Acceleration of Equity Awards(6)	—	445,847	—	—
Gross-up Payment	—	474,334	—	—

Total	$463,620	$1,785,394	$17,773	$17,773

Kurt Busch
Accrued Vacation(1)	$8,446	$8,446	$8,446	$8,446
2003 Long-Term Incentives Plan	310,912	—	—	—
Change of Control Agreement Multiplied Salary(2)	—	561,800	—	—
Multiplied Annual Bonus(3)	—	308,990	—	—
Welfare Benefits(4)	—	29,594	—	—
Outplacement Services(5)	—	12,000	—	—
Acceleration of Equity Awards(6)	—	310,912	—	—
Gross-up Payment	—	527,351	—	—

Total	$319,358	$1,759,093	$8,446	$8,446

(1)	Our named executive officers are entitled to payments for their accrued vacation time regardless of the reason for the termination of their employment. The amounts of these payments vary with respect to each individual officer.

(2)	The multiple used for the salary figure for Mr. Halim as our chief executive officer is three. The multiple used for all other named executive officers is two. The salary figure is based on the named executive officer’s base annual salary as of the end of fiscal year 2010.

(3)	The multiple used for the annual bonus figure for Mr. Halim as our chief executive officer is three. The multiple used for all other named executive officers is two. The annual bonus amount used is based on individual target incentive amounts for each named executive officer as established by the compensation committee for fiscal year 2010.

(4)	Welfare benefits include the following benefits (based on annual value):

				Basic Life and	Long-Term
Name	Medical	Dental	Vision	AD&D	Disability
Mr. Halim	$12,467	$1,533	$147	$822	$225
Mr. Johnsen	12,467	1,533	147	476	225
Mr. Medrek	12,467	1,533	147	531	225
Mr. Hamilton	12,467	1,533	102	393	225
Mr. Busch	12,467	1,533	147	425	225
(5)	The value of outplacement services is estimated based on industry standards.

(6)	The value of accelerated option awards is calculated by multiplying the number of outstanding but unvested options by the difference between the exercise price of the option and $7.73, the closing price of our common stock on the last business day of fiscal year 2010. The value of accelerated restricted stock awards is calculated by multiplying the number of outstanding but unvested shares of restricted stock by $7.73, the closing price of our common stock on the last business day of fiscal year 2010.

Plan and Agreement Affecting Potential Payments upon Termination or Change-in-Control
2003 Long-Term Incentives Plan
     Under the terms of our 2003 long-term incentives plan, the estate or beneficiaries of a deceased employee are entitled to exercise all outstanding options for up to three years following the employee’s death. The estate or beneficiaries may exercise these options regardless of whether the options had vested prior to the employee’s death. Any unvested shares of restricted stock held by a deceased employee are deemed to have been earned upon death. The table accounts for this benefit by multiplying the number of outstanding but unvested options by the difference between the exercise price of the option and $7.73, the closing price of our common stock on the last business day of fiscal year 2010. An employee terminated for reasons other than cause or death may exercise only the options vested and exercisable as of the termination date for a period of three months following termination. An employee terminated for cause forfeits all options. The table accounts for this benefit by multiplying the number of outstanding but unvested shares of restricted stock by $7.73, the closing price of our common stock on the last business day of fiscal year 2010. No other financial benefit from restricted stock awards is derived upon termination of employment for reasons other than death.
     The acceleration of outstanding but unvested equity awards in the event of a change of control is discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Other Compensation Policies — Change of Control Agreements.”
Change of Control Agreement
     Each of our named executive officers has entered into our standard change of control agreement, which provides under certain circumstances for payments upon termination of employment in connection with a change of control of our company. Additional information regarding the change of control agreements is discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Other Compensation Policies — Change of Control Agreements.”

Director Compensation (2010)
     The following table sets forth the compensation earned for services performed for us as a director by each member of the board, other than any director who is also a named executive officer, during fiscal year 2010.

	Fees Earned	Stock	Option
	or Paid in	Awards	Awards
Name(1)	Cash ($)(2)	($)(3)	($)(4)	Total ($)

Dwight W. Decker	$101,250	$25,170	$416,972 (5)	$543,392	(5)

Robert J. Conrad (6)	4,565	—	32,000	36,565

Michael T. Hayashi	75,000	25,170	20,320	120,490

Ming Louie	65,000	25,170	20,320	110,490

Thomas A. Madden	83,750	25,170	20,320	129,240

Jerre L. Stead	76,250	25,170	20,320	121,740

(1)	Mr. Halim serves as a member of the board and also as our chief executive officer. Mr. Halim did not receive any compensation for serving as a member of the board, but is compensated for serving as our chief executive officer.

(2)	Represents the amount of cash compensation earned during fiscal year 2010 for service on the board and committees of the board, as applicable. For more information on how the directors were compensated, please see the explanation set forth below.

(3)	These amounts reflect the grant date fair value calculated in accordance with ASC 718 on the basis of the fair market value of the underlying awards on the respective grant dates and without any adjustment for estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12, “Stock-Based Compensation,” to our audited financial statements for the fiscal year ended October 1, 2010, included in our annual report on Form 10-K filed with the SEC on November 22, 2010. On March 10, 2010, we awarded each of our non-employee directors, other than Mr. Conrad, 3,000 restricted stock units. These awards were granted pursuant to our directors stock plan.
As of the end of fiscal year 2010, each of the following directors held awards of restricted stock in the aggregate amounts set forth in the table below, subject to the terms of their award agreements:

Aggregate Number
of Shares of
Restricted Stock
Name	(#)

Dwight W. Decker	5,000

Robert J. Conrad	—

Michael T. Hayashi	5,000

Ming Louie	5,000

Thomas A. Madden	5,000

Jerre L. Stead	5,000

As of the end of fiscal year 2010, each of the following directors held awards of restricted stock units in the aggregate amounts set forth in the table below, subject to the terms of their award agreements:

Aggregate Number of
Restricted Stock Units
Name	(#)

Dwight W. Decker	9,000

Robert J. Conrad	—

Michael T. Hayashi	9,000

Ming Louie	9,000

Thomas A. Madden	9,000

Jerre L. Stead	9,000

(4)	These amounts reflect the grant date fair value calculated in accordance with ASC 718 on the basis of the fair market value of the underlying awards on the respective grant dates and without any adjustment for estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12, “Stock-Based Compensation,” to our audited financial statements for the fiscal year ended October 1, 2010, included in our annual report on Form 10-K filed with the SEC on November 22, 2010. On March 10, 2010, we awarded each of the following non-employee directors options to acquire 4,000 shares of our common stock pursuant to our directors stock plan: Messrs. Decker, Hayashi, Louie, Madden and Stead. Mr. Conrad, who was elected to the board on August 18, 2010, was awarded options to acquire 8,000 shares of our common stock pursuant to our directors stock plan.

As of the end of fiscal year 2010, each of the following directors held awards of stock options to purchase shares of our common stock in the aggregate amounts set forth in the table below, subject to the terms of their award agreements:

Aggregate Number of
Stock Options
Name	(#)

Dwight W. Decker	201,655

Robert J. Conrad	8,000

Michael T. Hayashi	28,000

Ming Louie	36,000

Thomas A. Madden	36,000

Jerre L. Stead	47,439

(5)	In March 2010, the compensation committee approved an amendment to the terms of Mr. Decker’s options to acquire an aggregate of 166,455 shares of our common stock. The stock options were derived from stock options granted to Mr. Decker by Conexant during his employment with Conexant prior to the distribution of all shares of our common stock to Conexant’s stockholders on June 27, 2003 and were scheduled to expire on March 31, 2010. In recognition of Mr. Decker’s past and continuing contributions to our business, the compensation committee extended the exercisability period of these stock options until the earlier of: (i) 90 days following the resignation, retirement or removal of Mr. Decker from the board; and (ii) the expiration date for the stock options. The amount in the table reflects the incremental increase in fair value of these stock options, as of the modification date, as a result of the extension of their exercisability period of $396,652

(6)	Mr. Conrad was appointed to the board and governance and compensation committees on August 18, 2010.
     For board participation during fiscal year 2010, we paid each of our non-employee directors an annual base compensation of $30,000 and we paid our non-employee chairman of the board an additional $50,000 for his services as chairman. During fiscal year 2010, each non-employee director also received committee participation compensation equal to $5,000 annually for service on the compensation committee ($10,000 if serving as chairman of such committee), $5,000 annually for service on the governance committee ($10,000 if serving as chairman of such committee) and $7,500 annually for service on the audit committee ($15,000 if serving as chairman of such committee). Each non-employee director received $1,250 per meeting for each board and committee meeting attended in person or by telephone. Directors who are our employees are not paid any additional compensation for their service on the board. Beginning on October 2, 2010, annual compensation for service as the chairman of the compensation committee was increased to $15,000, and annual compensation for service as chairman of the audit committee was increased to $20,000.
     The board may, from time to time, appoint additional standing or ad hoc committees, and may compensate directors who serve on them differently than we currently compensate members of our standing committees. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with their service on the board.
     Our non-employee directors are eligible to participate in our directors stock plan, which is administered by the compensation committee under authority delegated by the board. The directors stock plan provides that upon initial election to the board, each non-employee director is granted an option to purchase 8,000 shares of our common stock at an exercise price per share equal to its fair market value on the date of grant. The options become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the date the options are granted. In addition, each non-employee director is granted an option to purchase 4,000 shares of our common stock following each annual meeting of stockholders. Beginning in fiscal year 2011, each non-employee director will be granted an option to purchase 5,000 shares of our common stock following each annual meeting of stockholders
     Our directors stock plan also provides that, following each annual meeting of stockholders, each non-employee director is granted restricted stock units in an amount equal to the lesser of: (i) 3,000 restricted stock units; or (ii) the number of restricted stock units (rounded to nearest whole unit) equal to $45,000 divided by the closing price of our common stock on the date of grant. Beginning in fiscal year 2011, following each annual meeting of stockholders, each non-employee director will be granted restricted stock units in an amount equal to the lesser of: (i) 5,000 restricted stock units; or (ii) the number of restricted stock units (rounded to nearest whole unit) equal to $45,000 divided by the closing price of our common stock on the date of grant. One share of our common stock is issuable upon settlement for each restricted stock unit awarded. Other than the right to receive dividends, the recipients of restricted stock units will not have the rights of a stockholder, such as the right to vote, until the restricted stock units are settled by the issuance of shares of our common stock. The restricted stock units will not be settled for shares of our common stock until ten days after: (i) the recipient retires from the board after attaining age 55 and completing at least five years of service as a director; or (ii) the recipient resigns from the board or ceases to be a director by reason of antitrust laws, compliance with our conflict of interest policies, death, disability or other circumstances, and the board has not determined (prior to the expiration of such ten day period) that such resignation or cessation of service as a director is adverse to the best interests of our company. In addition to the annual equity grants, each director has the option to receive all or a portion of cash compensation due in the form of shares of our common stock or restricted stock units valued at the closing price of our common stock on the date each payment would otherwise be made.
Compensation Committee Interlocks and Insider Participation
     No member of the compensation committee during fiscal year 2010 was a current or former officer or employee of our company. There are no compensation committee interlocks between our company and other entities involving our executive officers and board members who serve as executive officers or board members of such other entities. No member of the compensation committee had any relationship requiring disclosure below under the caption “Certain Relationships and Related Transactions,” except for Mr. Stead, who serves as a director of Conexant.

     Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the Compensation Committee Report, which follows does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any such filings, except to the extent that we specifically incorporate any such information into any such future filings.
Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the board of directors that it be included in the annual report on Form 10-K for the fiscal year ended October 1, 2010 and in the proxy statement.
Compensation and Management Development Committee
Jerre L. Stead, Chairman
Robert J. Conrad
Michael T. Hayashi

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information as of the end of fiscal year 2010 about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted under all of our existing equity compensation plans, including our 2003 long-term incentives plan, 2003 stock option plan and directors stock plan.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in
Plan Category	(a)	(b)	Column (a)) (c)

Equity compensation plans approved by stockholders

2003 long-term incentives plan(1)	1,994,141	$ 4.96	1,112,809

2003 stock option plan	517,183	9.60	—

Directors stock plan(2)	249,000	13.37	144,371

Equity compensation plans not approved by stockholders(3)	184,500	5.44	—

Total(4)	2,944,824	6.41	1,257,180

(1)	As of the end of fiscal year 2010, under our 2003 long-term incentives plan, there were awards of: (i) 389,734 shares of restricted stock outstanding; and (ii) 190,000 shares of unrestricted performance stock outstanding.

(2)	As of the end of fiscal year 2010, under our directors stock plan, there were awards of 25,000 shares of restricted stock outstanding. The weighted-average exercise price set forth above excludes 45,000 restricted stock units, which are exercisable for no consideration.

(3)	The securities set forth above relate to inducement grants made pursuant to NASDAQ Listing Rule 5635(c)(4) to Mr. Johnsen, Ms. Garcia and two non-executive officers. Mr. Johnsen’s inducement grant consists of 112,500 stock options, the material terms of which are set forth in the “Outstanding Equity Awards at Fiscal Year-End (2010)” table above. Ms. Garcia’s inducement grant consists of 30,000 stock options, which vest as to 25% of the underlying award on each of the first four anniversaries of the grant date (June 25, 2010), and which have an exercise price of $8.28 per share. The inducement grants made to the two non-executive officers consist of a total of 42,000 stock options. As of the end of fiscal year 2010, under equity compensation plans not approved by stockholders, there were awards of 28,500 shares of restricted stock outstanding, including 15,000 shares of restricted stock granted to Ms. Garcia as an inducement grant, which vest as to 25% of the underlying award on August 1, 2011 and as to 6.25% of the underlying award each quarter for three years thereafter.

(4)	As of the end of fiscal year 2010, under all plans combined, there were awards of: (i) 443,234 shares of restricted stock outstanding; and (ii) 190,000 shares of unrestricted performance stock outstanding. The weighted-average exercise price set forth above excludes 45,000 restricted stock units, which are exercisable for no consideration.

Security Ownership of Certain Beneficial Owners and Management
     To our knowledge, the following table sets forth information regarding the beneficial ownership of the 32,495,183 shares of our common stock outstanding on November 30, 2010, by each person who is known to us, based upon filings with the SEC or other information, to beneficially own more than 5% of our common stock, each of our directors, each executive officer named in the “Summary Compensation Table (2010)” above and all current directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment power with respect to the stock listed.

	Common Stock(1)
		Percent
Name	Shares	of Class

5% Stockholders

Federated Investors, Inc.(2)

1001 Liberty Avenue

Pittsburgh, PA 15222	2,982,000	9.18%

AQR Capital Management, LLC(3)

Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830	2,531,640	7.23%

Conexant Systems, Inc.(4)

4000 MacArthur Boulevard, West Tower Newport Beach, CA 92660	6,109,113	15.82%

Directors

Dwight W. Decker(5)	476,313	1.46%

Raouf Y. Halim(5)	932,690	2.82%

Robert J. Conrad(6)	0	*

Michael T. Hayashi(5)	32,600	*

Ming Louie(5)	40,000	*

Thomas A. Madden(5)	40,000	*

Jerre L. Stead(5)	55,971	*

Named Executive Officers

Bret W. Johnsen(5)	135,742	*

Thomas J. Medrek(5)	243,141	*

Gerald J. Hamilton(5)(7)	97,138	*

Kurt F. Busch(5)	60,928	*

All current directors and executive officers as a group (15 persons)(5)	2,239,593	6.83%

*	Represents less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, each person’s address is c/o Mindspeed Technologies, Inc., 4000 MacArthur Boulevard, East Tower, Newport Beach, California 92660. If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of November 30, 2010, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.

(2)	This information is based on a Form 13F filed on October 19, 2010, by Federated Investors, Inc. on behalf of its wholly-owned subsidiaries, Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. Pursuant to Rule 13F-1(b) under the Securities Exchange Act of 1934, as amended, Federated Investors is deemed to exercise “investment discretion,” which may or may not constitute beneficial ownership, over 2,010,000 shares of our common stock and 972,000 shares of our common stock with Federated Equity and Federated Global, respectively. Federated Equity and Federated Global report sole voting power over 2,010,000 shares of our common stock and 972,000 shares, respectively.

(3)	Represents shares of our common stock issuable upon conversion of our convertible notes. This information is based on a Schedule 13G/A filed on February 5, 2010, by AQR Capital Management, LLC and AQR Absolute Return Master Account L.P. Each of AQR Capital Management and AQR Absolute Return Master Account shares voting and dispositive power over the reported shares.

(4)	In connection with the spin-off of our company from Conexant in June 2003 and the distribution of our common stock by Conexant to its stockholders, we issued Conexant a warrant to purchase 6 million shares of our common stock at a price of $17.04 per share (subject to adjustment in certain circumstances), exercisable through June 27, 2013. The warrants may not be exercised to the extent that such exercise would result in the holder of the warrants owning at any one time more than 10% of our outstanding common stock. In accordance with the anti-dilution provisions of the warrant, the number of shares of our common stock subject to the warrant has been subsequently increased to 6,109,113, and the exercise price was decreased to $16.74 per share.

(5)	Includes shares that could be purchased by the exercise of options on November 30, 2010, or within 60 days thereafter, as follows: 162,222 for Mr. Decker; 556,240 for Mr. Halim; 18,000 for Mr. Hayashi; 26,000 for Mr. Louie; 26,000 for Mr. Madden; 37,439 for Mr. Stead; 59,166 for Mr. Johnsen; 115,631 for Mr. Medrek; 49,193 for Mr. Hamilton; 29,856 for Mr. Busch and 1,135,161 for all of the current directors and executive officers as a group.

(6)	Mr. Conrad was appointed to the board on August 18, 2010.

(7)	Includes shares in which the individual has shared investment power due to marital dissolution proceedings.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Change of Control Agreements
     We have entered into change of control agreements with each of our current executive officers. The change of control agreements provide for certain payments upon a qualified termination in connection with a change of control. Additional information regarding the change of control agreements is discussed above under the caption “Executive Officer and Director Compensation — Compensation Discussion and Analysis — Other Compensation Policies — Change of Control Agreements.”
Indemnification Agreements
     We have entered into indemnification agreements with each of our directors and Mr. Johnsen. Each indemnification agreement provides that we will indemnify the director or executive officer from and against any expenses incurred by them as provided in Article III, Section 14 of our bylaws (subject to the procedural provisions specified in our bylaws) and, to the extent the laws of Delaware are amended to increase the scope of permissible indemnification, to the fullest extent of Delaware law.
Severance Agreements
     On August 13, 2010, we entered into a confidential severance and general release agreement with Ron Cates in connection with his resignation as our senior vice president and general manager, wide area networking. The material terms of the agreement provide that we will: (i) pay Mr. Cates severance at a rate of $2,650.00 (equal to one half of his then existing salary rate) per week beginning August 14, 2010 and ending August 12, 2011; (ii) continue paying Mr. Cates’ medical, dental and vision insurance, executive physical and health and airline club memberships until October 7, 2011; and (iii) provide Mr. Cates with outplacement assistance until February 13, 2011. The agreement also provides that Mr. Cates will be placed on unpaid leave from August 13, 2011 through October 7, 2011, during which time all unvested stock options and restricted stock awards will continue to vest and after which time all unvested stock options and restricted stock awards will expire. Any vested stock options as of October 7, 2011, will be exercisable for the period of time specified in the terms of the applicable stock option award agreement and will expire and will not be exercisable at the end of such period if they have not been exercised. The agreement also contains: (i) Mr. Cates’ release of all claims against us; (ii) a promise not to solicit our employees for a period ending October 7, 2012; and (iii) a promise not to perform services for a division or unit of certain competitor companies as specifically set forth in the agreement for a period ending October 7, 2011. The total approximate dollar value of Mr. Cates’ interest in the agreement is $266,385.
     On August 21, 2009, we entered into a severance and general release agreement with Thomas O. Morton in connection with his resignation as our senior vice president, human resources. The material terms of the agreement provide that we will: (i) pay Mr. Morton severance at a rate of $4,230.769 (equal to his then existing salary rate) per week beginning August 22, 2009 and ending August 21, 2010; (ii) continue paying Mr. Morton’s medical, dental, vision, life insurance, executive physical, health and airline club memberships and financial counseling benefits until August 21, 2011; and (iii) provide Mr. Morton with outplacement assistance. The agreement also provides that Mr. Morton will be placed on unpaid leave from August 21, 2010 through August 21, 2011, during which time all unvested stock options and restricted stock awards will continue to vest and after which time all unvested stock options and restricted stock awards will expire. Any vested stock options as of August 21, 2011, will be exercisable for the period of time specified in the terms of the applicable stock option award agreement and will expire and will not be exercisable at the end of such period if they have not been exercised. The agreement also contains: (i) Mr. Morton’s release of all claims against us; and (ii) a promise not to solicit our employees for a period ending August 20, 2012. The total approximate dollar value of Mr. Morton’s interest in the agreement is $359,282.
     On October 10, 2008, we entered into a severance and general release agreement with Thomas A. Stites in connection with his resignation as our senior vice president, communications. The material terms of the agreement provide that we will: (i) pay Mr. Stites at a rate of $2,403.85 (equal to half of his then existing salary rate) per week for the period beginning October 11, 2008 through November 14, 2008 in exchange for his assistance in the transition; (ii) pay Mr. Stites severance at a rate of $4,807.69 (equal to his then existing salary rate) per week beginning November 15, 2008 and ending November 13, 2009; (iii) continue paying Mr. Stites’ medical, dental, vision, life insurance, executive physical, health club and financial counseling benefits until February 12, 2010; and

(iv) provide Mr. Stites with outplacement assistance. The agreement also provides that Mr. Stites will be placed on unpaid leave from November 13, 2009 through February 12, 2010, during which time all unvested stock options and restricted stock awards will continue to vest and after which time all unvested stock options and restricted stock awards will expire. Any vested stock options as of February 12, 2010, will be exercisable for a period of three months thereafter. The agreement also contains: (i) Mr. Stites’ release of all claims against us; and (ii) a promise not to solicit our employees for a period ending February 12, 2011. The total approximate dollar value of Mr. Stites’ interest in the agreement is $385,277.
Spin-off from Conexant
     Warrant
     In June 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of our common stock. In connection with the spin-off, we issued to Conexant a warrant to purchase 6 million shares of our common stock at a price of $17.04 per share, exercisable for a period beginning one year and ending 10 years after the spin-off. Pursuant to a registration rights agreement between us and Conexant, we have registered with the SEC the sale or resale of the warrants and the underlying shares of our common stock. In conjunction with the equity offering we completed in the fourth quarter of fiscal year 2009, the warrant was adjusted to represent the right to purchase approximately 6.1 million shares of our common stock at a price of $16.74 per share.
     Common Directors
     Mr. Stead is a director of Conexant. Mr. Decker served as a director of Conexant until May 2010.
     Sublease
     In connection with the spin-off, we entered into a sublease with Conexant for our headquarters. In March 2005, we entered into an amended and restated sublease with Conexant, which we later extended in June 2007. For the fiscal years ended October 1, 2010 and October 2, 2009, rent and operating expenses related to our corporate headquarters in Newport Beach, California and paid to Conexant were $3.8 million and $5.2 million, respectively. In June 2010, we paid Conexant $100,000 to settle a contract dispute related to its corporate headquarters. On June 26, 2010, the sublease of our corporate headquarters from Conexant expired. We entered into a new lease with the owner of the property who is not a related party.
     Other Agreements
     In connection with the spin-off, we entered into the following additional agreements with Conexant: (i) transition services agreement relating to services to be provided by Conexant to us and by us to Conexant following the spin-off; (ii) patent license agreement relating to the allocation of certain rights relating to certain patents distributed to us in connection with the spin-off; (iii) distribution agreement regarding the transfer from Conexant to us of the assets and liabilities of Conexant’s Internet infrastructure business; (iv) tax allocation agreement regarding the allocation of liabilities and obligations with respect to taxes; and (v) employee matters agreement regarding employee benefit plans and compensation arrangements. During fiscal year 2010, no payments were made pursuant to these agreements.
Review, Approval or Ratification of Transactions with Related Persons
     Pursuant to the audit committee charter, which can be found at www.mindspeed.com, the audit committee is responsible for the review and approval of related person transactions, unless the transaction is approved by another independent body of the board. A related person is a director, executive officer, nominee for director or certain stockholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (i) our company and any related person when the amount involved exceeds the lesser of (A) $120,000 and (B) 1% of the average of our total assets at year end for the last two completed fiscal years; and (ii) the related person has a material direct or indirect interest. For fiscal years 2009 and 2010, the average of 1% of our total assets at fiscal year end was approximately $855,735. In determining whether to approve a proposed related party transaction, the audit committee generally considers whether the proposed transaction is fair and in the best interests of our company, based on a review of the relevant facts and circumstances, including, without limitation: (i) whether the proposed transaction is on terms no less favorable to our company than terms that could have been reached with an unrelated third party; (ii) the purpose , and the potential benefits to our company, of the transaction; (iii) the related person’s interest in the proposed transaction; and (iv) the approximate dollar value involved in the proposed transaction.
     We identify transactions for review and approval through our code of business conduct and ethics, which can be found at www.mindspeed.com. This code requires our employees to disclose any potential or actual conflicts of interest to our legal department or our human resources department. Directors must disclose potential or actual conflicts of interests to the chairman of the board, audit committee or compensation committee. This disclosure also applies to potential conflicts involving immediate family members of our employees and directors. Each year, we require our directors and executive officers to complete a questionnaire intended to identify any transactions or potential transactions that must be reported according to SEC rules and regulations. This questionnaire also requires our directors and executive officers to promptly notify us of any changes during the course of the year.
Director Independence
     Each year prior to the annual meeting, the board reviews and determines the independence of its directors. During this review, the board considers transactions and relationships between each director or any member of his or her immediate family and our company and its subsidiaries and affiliates. The board measures these transactions and relationships against the independence requirements of the SEC and The NASDAQ Stock Market, LLC. As a result of this review, the board affirmatively determined that the following continuing directors are “independent” in accordance with the applicable rules of the SEC and NASDAQ: Messrs. Decker, Conrad, Hayashi, Louie, Madden and Stead.

Item 14. Principal Accounting Fees and Services
Principal Accounting Fees and Services
     The table below sets forth the aggregate fees billed by Deloitte & Touche LLP for professional services for fiscal year 2010 and fiscal year 2009.

Type of Fees	2010	2009

Audit fees(1)	$650,794	$638,394

Audit-related fees	—	—

Tax fees(2)	31,948	20,104

All other fees	—	—

Total	$682,742	$658,498

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements, services normally provided in connection with statutory and regulatory filings and, for fiscal year 2010 only, audit of our internal control over financial reporting and attestation of management’s report on the effectiveness of internal control over financial reporting.

(2)	Tax fees consisted of fees for professional services rendered for tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval of Audit and Non-Audit Services
     The audit committee’s audit and non-audit services pre-approval policy provides for pre-approval of audit, audit-related, tax and all other services specifically described by the audit committee and that individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy delegates to the chairman of the audit committee the authority to pre-approve non-audit services permitted by the Sarbanes-Oxley Act of 2002 up to a maximum for any one non-audit service of $75,000, provided that the chairman will report any decisions to pre-approve such non-audit services to the full audit committee at its next regular meeting. All tax fees for fiscal years 2010 and 2009 were pre-approved. There were no audit-related fees or other fees for fiscal years 2010 and 2009.

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
     (3) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3, is incorporated herein by reference (Registration Statement No. 333-109523).

4.7	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.4	Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.5	Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.6	Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.7	Loan and Security Agreement, dated as of September 30, 2008, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2008, is incorporated herein by reference (SEC File No. 001-31650).

10.8	Amendment No. 1 to Loan and Security Agreement, dated March 2, 2009, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2009, is incorporated herein by reference (SEC File No. 001-31650).

10.9	Amendment No. 2 to Loan and Security Agreement, dated March 31, 2010, by and between the Registrant and Silicon Valley Bank, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).

10.10	Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).

10.11	First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.12	Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.12 hereto, filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (SEC File No. 001-31650).

*10.14	Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.15	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.14 hereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.16	Form of Indemnification Agreement entered into between the Registrant and the Chief Executive Officer, Chief Financial Officer and each of the directors of the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.17	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.18	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.19	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.20	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.21	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.22	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).

*10.23	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.24	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.25	Form of Unrestricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.26	Unrestricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.27	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.28	Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.29	Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.30	Non-Qualified Stock Option Award Agreement, dated July 25, 2008 by and between the Registrant and Bret W. Johnsen, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.31	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated.

*10.32	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.33	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 (SEC File No. 001-31650).

*10.34	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).

*10.35	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).

*10.36	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

*10.37	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.38	Summary of Director Compensation Arrangements, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.39	Summary of Cash Bonus Arrangement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.40	Summary of Mindspeed Technologies, Inc. Fiscal Year 2010 Cash Bonus Plan, as set forth in the Registrant’s Current Report on Form 8-K dated December 16, 2009 and as supplemented in the Registrant’s Current Report on Form 8-K dated August 20, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.41	Letter Agreement, dated as of December 11, 2008, entered into between the Registrant and the Chief Executive Officer of the Registrant, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*+10.42	Confidential Severance and General Release Agreement, effective as of April 3, 2009, by and between the Registrant and Preetinder S. Virk, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.43	Confidential Severance and General Release Agreement, effective as of August 21, 2009, by and between the Registrant and Thomas O. Morton, filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*±10.44	Confidential Severance and General Release Agreement, effective August 13, 2010, by and between the Registrant and Ron Cates, filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

**12.1	Statement re: Computation of Ratios.

**21	List of subsidiaries of the Registrant.

**23	Consent of independent registered public accounting firm.

**24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

±	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

**	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, filed with the SEC on November 22, 2010.
     (b) Exhibits
     See subsection (a) (3) above.
     (c) Financial Statement Schedules
     The financial statement schedule for Mindspeed Technologies, Inc. is set forth in (a) (2) of Item 15 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 26th day of January, 2011.

MINDSPEED TECHNOLOGIES, INC.
By:	/s/ Raouf Y. Halim
Raouf Y. Halim
Chief Executive Officer

EXHIBIT INDEX

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.