Form 10-Q
period 2010-12-31
MINDSPEED TECHNOLOGIES, INC
filed 2011-02-08
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock as of January 28, 2011 was 32,539,447.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks and the build-out of networks in developing countries;

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;

•	our belief that we are well-situated in China and that fiber deployments are being rolled out by the country’s major telecommunications carriers;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;

•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;

•	the increasing trend toward industry consolidation and the effect it could have on our operating results;

•	the sufficiency of our cash balances, along with cash expected from product sales to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

•	our expectations with respect to our recognition of income tax benefits in the future;

•	our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenue;

•	the value of our intellectual property, our ability to continue recognizing patent-related revenue from the sale or licensing of our intellectual property and our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
     Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	fluctuations in our operating results and future operating losses;

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in the price of our common stock;

•	loss of or diminished demand from one or more key customers or distributors;

•	successful development and introduction of new products;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	cash requirements and terms and availability of financing;

•	our ability to attract and retain qualified personnel;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	pricing pressures and other competitive factors;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands)

	December 31,	October 1,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$45,558	$43,685
Receivables, net of allowance for doubtful accounts of $189 at both December 31, 2010 and October 1, 2010	17,022	25,678
Inventories, net	9,189	10,205
Deferred tax assets, net — current	2,202	2,264
Prepaid expenses and other current assets	3,228	3,035

Total current assets	77,199	84,867
Property, plant and equipment, net	13,618	12,700
License agreements, net	12,998	9,887
Other assets	1,290	1,230

Total assets	$105,105	$108,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,400	$9,303
Accrued compensation and benefits	5,316	9,336
Accrued income tax	1,109	1,503
Deferred income on sales to distributors	4,890	5,199
Deferred revenue	564	658
Restructuring	371	710
Other current liabilities	5,358	4,396

Total current liabilities	24,008	31,105
Convertible senior notes — long term	13,910	13,810
Other liabilities	2,008	2,133

Total liabilities	39,926	47,048

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,500 (December 31, 2010) and 32,220 (October 1, 2010) issued and outstanding shares	325	322
Additional paid-in capital	320,385	318,468
Accumulated deficit	(255,302)	(257,001)
Accumulated other comprehensive loss	(229)	(153)

Total stockholders’ equity	65,179	61,636

Total liabilities and stockholders’ equity	$105,105	$108,684

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,	January 1,
	2010	2010
Net revenue:
Products	$38,043	$37,026
Intellectual property	2,500	—

Total net revenue	40,543	37,026
Cost of goods sold	14,281	13,463

Gross margin	26,262	23,563

Operating expenses:
Research and development	13,923	12,588
Selling, general and administrative	10,211	9,634
Special charges	(18)	860

Total operating expenses	24,116	23,082

Operating income	2,146	481

Interest expense	(398)	(630)
Other income, net	—	5

Income/(loss) before income taxes	1,748	(144)

Provision for income taxes	49	16

Net income/(loss)	$1,699	$(160)

Net income/(loss) per share, basic and diluted	$0.05	$(0.01)

Shares used in computation of net income/(loss) per share:

Basic	31,908	28,500

Diluted	32,870	28,500
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	December 31,	January 1,
	2010	2010
Cash Flows From Operating Activities
Net income/(loss)	$1,699	$(160)
Adjustments required to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,202	1,192
Amortization of license agreements	574	239
Restructuring charges	(18)	860
Stock-based compensation	1,162	940
Inventory provisions	27	963
Amortization of debt discount on convertible debt	121	249
Other non-cash items, net	—	197
Changes in operating assets and liabilities:
Receivables	8,675	(5,097)
Inventories	989	544
Accounts payable	(1,517)	714
Deferred income on sales to distributors	(310)	2,459
Restructuring	(321)	(395)
Accrued compensation and benefits	(3,995)	99
Accrued expenses and other current liabilities	(620)	(436)
Other	(363)	(359)

Net cash provided by operating activities	7,305	2,009

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,237)	(349)
Payments under license agreements	(3,865)	(459)

Net cash used in investing activities	(6,102)	(808)

Cash Flows From Financing Activities
Extinguishment of convertible debt	—	(10,500)
Payments made on capital lease obligations	(107)	(151)
Borrowings under line of credit	—	7,000
Payments made on borrowings under line of credit	—	(7,000)
Repurchase of restricted stock for income tax withholding	(221)	(28)
Proceeds from equity compensation programs	979	44

Net cash provided by/(used in) financing activities	651	(10,635)

Effect of foreign currency exchange rates on cash	19	24

Net increase/(decrease) in cash and cash equivalents	1,873	(9,410)
Cash and cash equivalents at beginning of period	43,685	20,891

Cash and cash equivalents at end of period	$45,558	$11,481

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
     Basis of Presentation — The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and special charges (Note 7), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010.
     Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The first quarter of fiscal 2011 and 2010 ended on December 31, 2010 and January 1, 2010, respectively.
     Recent Accounting Standards — In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted these provisions effective October 2, 2010, and it did not have a material impact on its consolidated condensed financial statements.
     Revenue Recognition — The Company’s revenue consists principally of sales of semiconductor devices and, to a lesser extent, support and maintenance contracts, development agreements and the sale and license of intellectual property. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is probable. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.
     The Company’s semiconductor products either do not contain software that is more than incidental to the functionality of the product, or the software functions together with non-software deliverables to deliver the essential functionality of the product. Accordingly, the Company accounts for revenue in accordance with the provisions of Accounting Standards Codification 605, Revenue Recognition, or ASC 605, and all related interpretations. Additionally, the Company provides unspecified software upgrades and enhancements through its support and maintenance contracts for certain of its semiconductor products. Support and maintenance services revenue is deferred and recognized ratably over the period during which the services are to be performed.
     Revenue is recognized on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.
     Revenue is recognized on sales to distributors based on the rights granted to these distributors in the distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered; (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor; and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manner discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin that is recognized in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 2 for detail of this account balance.
     Revenue from other distributors is recognized at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed and determinable and the amount of future returns can be reasonably estimated and accrued.
     Revenue from the sale and license of intellectual property is recognized when the four above mentioned revenue recognition criteria are met. Development revenue is recognized when services are performed and customer acceptance has been received and was not significant for any of the periods presented.
     Income Taxes — The provision for income taxes for the three months ended December 31, 2010 and January 1, 2010 principally consists of income taxes incurred by the Company’s foreign subsidiaries. In the first three months of fiscal 2011, there was no change in the balance of unrecognized tax benefits. The Company does not expect that the unrecognized tax benefit will change significantly within the next 12 months.
     Per Share Information — Basic income/(loss) per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes, shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock awards and units. The dilutive effect of stock options, warrants, unvested restricted stock awards and units and shares to be issued under the employee stock purchase plan is computed under the provision of ASC 718, Compensation — Stock Compensation, using the treasury stock method. Under ASC 718, the Company is also required to add the weighted average common share equivalents associated with the conversion of its convertible senior notes for all periods in which the securities were determined to be dilutive to the number of shares outstanding to be used in the calculation of diluted earnings per share. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	December 31,	January 1,
	2010	2010
Earnings per share — basic
Net income/(loss)	$1,699	$(160)
Basic weighted average common shares outstanding	31,908	28,500

Earnings per share — basic	$0.05	$(0.01)

Basic weighted average common shares outstanding	31,908	28,500
Effect of dilutive securities:
Convertible senior notes	—	—
Dilutive stock awards	962	—
Dilutive employee stock purchase plan shares	—	—

Diluted weighted average common shares outstanding	32,870	28,500

Earnings per share — diluted	$0.05	$(0.01)

     For the first quarter of fiscal 2011, potentially dilutive securities consisted of stock options and restricted stock awards and units. For the first quarter of fiscal 2011, the inclusion of the Company’s 11.3 million outstanding stock options, unvested restricted stock awards and units, warrants, convertible senior notes, securities issuable pursuant to contingent stock agreements and shares to be issued under the Company’s employee stock purchase plan would have been anti-dilutive and thus were not included in the computation of diluted earnings per share. For the first quarter of fiscal 2010, the inclusion of the Company’s 11.2 million outstanding stock options, unvested restricted stock awards and units, warrants and convertible senior notes would have been anti-dilutive and thus were not included in the computation of diluted earnings per share.
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
     The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended
	December 31,	January 1,
	2010	2010
Customer A	18%	11%
Customer B	16%	16%
Customer C	7%	11%

     The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	December 31,	October 1,
	2010	2010
Customer B	18%	25%
Customer D	15%	8%
Customer E	7%	12%
     Supplemental Cash Flow Information — No interest was paid for the three months ended December 31, 2010. Interest paid for the three months ended January 1, 2010 was $231,000. Income taxes paid, net of refunds received, for the three months ended December 31, 2010 and January 1, 2010 were $457,000 and $12,000, respectively. Non-cash investing activities in the first three months of fiscal 2011 consisted of the purchase of $202,000 of property and equipment from suppliers on account and the license of $3.8 million of intellectual property on account. Non-cash investing activities in the first three months of fiscal 2010 consisted of the purchase of $957,000 of property and equipment from suppliers on account, the license of $693,000 of intellectual property on account and the purchase of $761,000 of equipment through capital leasing arrangements.
2. Supplemental Financial Statement Data
     Inventories
     Inventories consisted of the following (in thousands):

	December 31,	October 1,
	2010	2010
Work-in-process	$3,561	$4,681
Finished goods	5,628	5,524

Total inventories, net	$9,189	$10,205

     Deferred Income on Sales to Distributors
     Deferred income on sales to distributors was as follows (in thousands):

	December 31,	October 1,
	2010	2010
Deferred revenue on shipments to distributors	$5,275	$5,674
Deferred cost of goods sold on shipments to distributors	(428)	(528)
Reserves	43	53

Deferred income on sales to distributors	$4,890	$5,199

     Comprehensive Income/(Loss)
     Comprehensive income/(loss) was as follows (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
Net income/(loss)	$1,699	$(160)
Foreign currency translation adjustments, net of tax	(76)	(92)

Comprehensive income/(loss)	$1,623	$(252)

     Net Revenue by Product Line
     Net revenue by product line were as follows (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
Communications convergence processing products	$16,625	$13,955
High-performance analog products	14,104	11,580
WAN communications products	7,314	11,491
Intellectual property	2,500	—

Total net revenue	$40,543	$37,026

     Net Revenue by Geographic Area
     Revenue by geographic area, based upon country of destination, was as follows (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
Americas	$12,031	$8,618
Asia-Pacific	25,172	26,056
Europe, Middle East and Africa	3,340	2,352

Total net revenue	$40,543	$37,026

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
     The following table represents financial assets that the Company measured at fair value in accordance with ASC 825, Financial Instruments. The Company has classified these assets in accordance with the fair value hierarchy set forth in ASC 820 (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
December 31, 2010	(Level 1)	of December 31, 2010
Assets:
Cash	$19,540	$19,540
Money market fund	15,512	15,512
Government money market fund	10,506	10,506

Total cash and cash equivalents	$45,558	$45,558

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
October 1, 2010	(Level 1)	of October 1, 2010
Assets:
Cash	$22,174	$22,174
Money market fund	16,007	16,007
Government money market fund	5,504	5,504

Total cash and cash equivalents	$43,685	$43,685

4. Stock-Based Compensation
     The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation — Stock Compensation. ASC 718 requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.
     Stock-based compensation awards generally vest over time and require continued service to the Company and, in some cases, require the achievement of specified performance conditions. The amount of compensation expense recognized is based upon the number of equity awards that are ultimately expected to vest. The Company estimates forfeiture rates of 10% to 12.5%, depending on the characteristics of the award.
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
     The fair value of stock options awarded during the three months ended December 31, 2010 and January 1, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Three Months Ended
	December 31,	January 1,
	2010	2010
Weighted-average fair value of options granted	$3.96	$2.48

Weighted-average assumptions:
Expected option life	2.8 years	2.6 years
Risk-free interest rate	0.5%	1.2%
Expected volatility	101%	96%
Dividend yield	—	—
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
     Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
Cost of goods sold	$43	$32
Research and development	308	307
Selling, general and administrative	811	601

Total stock-based compensation expense	$1,162	$940

Stock Compensation Plans
     The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. On March 10, 2010, the stockholders of the Company approved a plan amendment, which increased the number of shares authorized for issuance under the Directors Stock Plan to 438,000. The authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan is approximately 6.7 million shares. As of December 31, 2010, an aggregate of 787,000 shares of the Company’s common stock were available for issuance under these plans.
     The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the distribution (see Note 9). In the distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 6.0 million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.
     At the Company’s annual meeting of stockholders held on March 10, 2010, the Company’s stockholders approved an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The first offering period under this plan began during the third quarter of fiscal 2010 and ended in the first quarter of fiscal 2011.
     From time to time, the Company may issue, and has previously issued stock-based awards outside of these plans pursuant to stand-alone agreements and in accordance with NASDAQ Listing Rule 5635(c).
     Stock Option Awards
     The Company’s stock plans provide for awards of stock options for incentive or retention purposes. Stock option awards have exercise prices not less than the market price of the common stock at the grant date and a contractual term of eight or ten years, and are subject to time-based vesting (generally over four years).
     The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 1, 2010	2,900	$6.41	4.8 years

Granted	381	6.58
Exercised	(67)	3.56
Forfeited or expired	(53)	11.72

Outstanding at December 31, 2010	3,161	6.40	5.0 years

Exercisable at end of period	1,543	$8.54	3.4 years

     As of December 31, 2010, there was unrecognized compensation expense of $3.5 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $5.4 million and $2.0 million, respectively.
     Stock Awards
     The Company’s stock plans also provide for awards of restricted and unrestricted shares of common stock and other stock-based incentive awards and, from time to time, the Company has used stock awards for incentive or retention purposes.
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
     On March 10, 2010, the Company granted awards of 190,000 shares of unrestricted stock to certain executive officers of the Company, with vesting subject to satisfaction of specific market and performance conditions. These awards begin to vest on the date when the average of the closing price of the Company’s common stock reaches certain minimum amounts over a consecutive 20-day trading period. On each vesting trigger date, 8.33% of the shares of common stock underlying these awards will vest for each completed three month period from the grant date to the vesting trigger date. An additional 8.33% of the shares of common stock underlying these awards will vest on each three month anniversary date of the vesting trigger date. If the vesting trigger price is not achieved prior to the three year anniversary date of the grant date, these awards will be forfeited. These unrestricted stock awards were valued using the Monte Carlo simulation model, which estimates value based on the probability of vesting achievement.
     The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 1, 2010	680	$6.64

Granted	117	6.51
Vested	(127)	4.52
Forfeited	(3)	2.32

Nonvested shares at December 31, 2010	667	$6.82

     The total fair value of shares vested during the three months ended December 31, 2010 was $846,000. As of December 31, 2010, there was unrecognized compensation expense of $2.3 million related to unvested stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.
5. Revolving Credit Facility and Convertible Senior Notes
     Revolving Credit Facility
     At December 31, 2010, the Company had no outstanding borrowings under the revolving credit facility and was in compliance with all required covenants.

     3.75% Convertible Senior Notes due 2009
     In December 2004, the Company sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Through the end of fiscal 2010, the Company repurchased or exchanged $35.5 million of aggregate principal amount of this debt. During the first quarter of fiscal 2010, the Company’s 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
     The following table sets forth interest expense information related to the 3.75% convertible senior notes (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
3.75% convertible senior notes
Interest expense — coupon	$—	$48
Interest expense — debt discount amortization	—	151

Total	$—	$199

Effective interest rate on the liability component for the period	—	14.68%
     6.50% Convertible Senior Notes due 2013
     On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its previously outstanding 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013 (the Exchange Offer). The Exchange Offer closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.
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
     For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of December 31, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

     The following table sets forth balance sheet information related to the 6.50% convertible senior notes (in thousands):

	December 31, 2010	October 1, 2010
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	1,090	1,190

Net carrying value of the liability component	$13,910	$13,810

     The following table sets forth interest expense information related to the 6.50% convertible senior notes (in thousands):

	Three Months Ended
	December 31,	January 1,
	2010	2010
6.50% convertible senior notes
Interest expense — coupon	$244	$244
Interest expense — debt discount amortization	101	98

Total	$345	$342

Effective interest rate on the liability component for the period	9.02%	9.12%
6. Commitments and Contingencies
     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters.
     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company. As of December 31, 2010, the Company was not engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its results of operations or financial condition.
7. Special Charges
     Special charges consisted of restructuring charge reversals totaling $18,000 in the first quarter of fiscal 2011 and restructuring charges of $860,000 in the first quarter of fiscal 2010.
Restructuring Charges
     The Company has from time to time, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons.
     Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, the Company committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in its wide area networking (WAN) communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

     Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through December 31, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(319)	—	(319)

Restructuring balance, December 31, 2010	$382	$—	$382

     The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these remaining obligations through the second quarter of fiscal 2012.
     Mindspeed Fiscal 2009 Restructuring Plans — In fiscal 2009, the Company implemented two restructuring plans to improve its operating structure. These restructuring plans included workforce reductions, closure of facilities and reductions in areas of selling, general and administrative and WAN communications spending.
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At December 31, 2010, there was no remaining accrued restructuring balance related to these plans.
8. Related Party Transactions
     On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution to Conexant stockholders of all outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. In connection with the distribution, Mindspeed issued to Conexant a warrant to purchase approximately 6.1 million shares of Mindspeed common stock at a price of $16.74 per share, as adjusted, exercisable for a period beginning one year and ending ten years after the distribution. For the three months ended January 1, 2010, rent and operating expenses paid to Conexant were approximately $1.5 million. On June 26, 2010, the Company’s sublease of its corporate headquarters in Newport Beach, California from Conexant expired. The Company entered into a new lease with the owner of the property who is not a related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended October 1, 2010.
Overview
     Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing (formerly known as multiservice access), high-performance analog and wide area networking (WAN) communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.
     Our products are used in a variety of network infrastructure equipment, including:
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

     We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 53% of our revenue for the first quarter of fiscal 2011 and approximately 44% of our revenue for the first quarter of fiscal 2010. Our revenue is well diversified globally, with 70% of revenue in the first quarter of fiscal 2011 coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. In the first quarter of fiscal 2011, 30% of our revenue was derived from China.
     We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $13.9 million on research and development in the first quarter of fiscal 2011 and $12.6 million in the first quarter of fiscal 2010. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.
     We are dependent upon third parties for the development, manufacturing, assembly and testing of our products. Our ability to bring new products to market, to fulfill orders and to achieve long-term revenue growth is dependent upon our ability to obtain sufficient external manufacturing capacity, including wafer fabrication capacity. Periods of upturn in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services. In such periods, we may experience longer lead times or indeterminate delivery schedules, which may adversely affect our ability to fulfill orders for our products. During periods of capacity shortages for manufacturing, assembly and testing services, our primary foundries and other suppliers may devote their limited capacity to fulfill the requirements of their other customers that are larger than we are, or who have superior contractual rights to enforce manufacture of their products, including to the exclusion of producing our products. We may also incur increased manufacturing costs, including costs of finding acceptable alternative foundries or assembly and test service providers. In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenue. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.
     Our ability to achieve revenue growth will depend, in part, on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers, the level of which may decrease due to general economic conditions and uncertainty, over which we have no control. We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry has generally led to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenue and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.
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
     Revenue Recognition — Our revenue consists principally of sales of semiconductor devices and, to a lesser extent, support and maintenance contracts, development agreements and the sale and license of intellectual property. We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is probable. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

     Our semiconductor products either do not contain software that is more than incidental to the functionality of the product, or the software functions together with non-software deliverables to deliver the essential functionality of the product. Accordingly, we account for revenue in accordance with the provisions of Accounting Standards Codification 605, Revenue Recognition, or ASC 605, and all related interpretations. Additionally, we provide unspecified software upgrades and enhancements through our support and maintenance contracts for certain of our semiconductor products. Support and maintenance services revenue is deferred and recognized ratably over the period during which the services are to be performed.
     We recognize revenue on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.
     We recognize revenue on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 2 for detail of this account balance.
     We recognize revenue from other distributors at the time of shipment and when title and risk of loss transfer to the distributor, in accordance with the terms specified in the arrangement, and when the four above mentioned revenue recognition criteria are met. These distributors may also be given business terms to return a portion of inventory, however they do not receive credits for changes in selling prices to end customers. At the time of shipment, product prices are fixed or determinable and the amount of future returns can be reasonably estimated and accrued.
     We recognize revenue from the sale and license of intellectual property when the four above mentioned revenue recognition criteria are met. We recognize development revenue when services are performed and customer acceptance has been received and was not significant for any of the periods presented.
     Deferred Income Taxes and Uncertain Tax Positions — Our foreign deferred tax assets consist mainly of research and development credits and are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets. We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient positive evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We follow ASC 740, Income Taxes, for the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
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
Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted these provisions effective October 2, 2010, and it did not have a material impact on our consolidated condensed financial statements.

Results of Operations
Net Revenue
     The following table summarizes our net revenue:

	Three Months Ended
	December 31,		January 1,
($ in millions)	2010	Change	2010
Communications convergence processing products	$16.6	19%	$13.9
High-performance analog products	14.1	22%	11.6
WAN communications products	7.3	(37)%	11.5
Intellectual property	2.5	100%	—

Net revenue	$40.5	9%	$37.0

     The 9% increase in our net revenue for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 period reflects higher sales volumes for our communications convergence processing products and high-performance analog products and the sale of intellectual property, partially offset by a significant reduction in demand for our WAN communications products. Net revenue from our communications convergence processing products increased $2.7 million, or 19%, in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, mainly reflecting an increase in shipments in VoIP processors for fiber optic access, particularly to customers in China. Net revenue from our high-performance analog products increased $2.5 million, or 22%, in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, due primarily to an increased demand for both our physical media devices, which were primarily used in equipment for fiber-to-the-premise deployments, and our video products. Net revenue from our WAN communications products decreased $4.2 million, or 37%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to a slowdown in demand and inventory absorption at several large customers, particularly in ATM-based systems. WAN communications products represent a legacy business for us at this point, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products. Net revenue from intellectual property licensing and sales increased $2.5 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.
Gross Margin

	Three Months Ended
	December 31,		January 1,
($ in millions)	2010	Change	2010
Gross margin	$26.3	11%	$23.6
Percent of net revenue	65%		64%
     Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc. (ASE)) for wafer fabrication and assembly and test services. Our cost of goods sold consists predominantly of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.
     Our gross margin for the first quarter of fiscal 2011 increased $2.7 million from our gross margin for the first quarter of fiscal 2010, principally reflecting an increase in both product and intellectual property revenue. Our first quarter fiscal 2011 product sales increased $1.0 million, or 3%, compared to the first quarter of fiscal 2010 and our sale or licensing of intellectual property increased $2.5 million from the first quarter of fiscal 2010, when we had no revenue attributable to the sale or licensing of intellectual property. The increase in our gross margin as a percent of net revenue for first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to the sale of intellectual property in the first quarter of fiscal 2011, which has little associated cost. Partially offsetting the increase in gross margin as a percent of net revenue due to the sale of intellectual property was a decrease in product gross margin as a percent of net product revenue due to product mix changes.

Research and Development

	Three Months Ended
	December 31,		January 1,
($ in millions)	2010	Change	2010
Research and development	$13.9	10%	$12.6
Percent of net revenue	34%		34%
     Our research and development (R&D) expenses consist principally of direct personnel costs, including stock-based compensation, photomasks, electronic design automation tools and pre-production evaluation and test costs. The $1.3 million increase in R&D expenses for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 principally reflects a $419,000 increase in compensation and personnel-related costs mainly due to an increase in headcount in our communications convergence processing and high-performance analog groups. In addition, there was an $850,000 increase for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 in the cost of engineering tools, materials and supplies and contracted engineering services in our communications convergence processing and high-performance analog groups, This increase in expenses was primarily due to increased spending on next generation products in both the wireless and enterprise markets.
Selling, General and Administrative

	Three Months Ended
	December 31,		January 1,
($ in millions)	2010	Change	2010
Selling, general and administrative	$10.2	6%	$9.6
Percent of net revenue	25%		26%
     Our selling, general and administrative (SG&A) expenses include personnel costs, including stock-based compensation, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications. The approximate $600,000 increase in our SG&A expenses for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily reflects a $220,000 increase in stock compensation related costs primarily resulting from an increase in our stock price as well as an approximate $200,000 increase in travel costs related to increased sales activities in the first quarter of fiscal 2011.
Special Charges
     Special charges consisted of restructuring charge reversals totaling $18,000 in the first quarter of fiscal 2011 and restructuring charges of $860,000 in the first quarter of fiscal 2010.
Restructuring Charges
     We have, from time to time, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.
     Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in our WAN communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.
     Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through December 31, 2010 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(319)	—	(319)

Restructuring balance, December 31, 2010	$382	$—	$382

     The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations through the second quarter of fiscal 2012.
     Mindspeed Fiscal 2009 Restructuring Plans — In fiscal 2009, we implemented two restructuring plans to improve our operating structure. These restructuring plans included workforce reductions, closure of facilities and reductions in areas of selling, general and administrative and WAN communications spending.
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At December 31, 2010, there was no remaining accrued restructuring balance related to these plans.
Interest Expense

	Three Months Ended
	December 31,	January 1,
($ in millions)	2010	2010
Interest expense	$(0.4)	$(0.6)
     Interest expense mainly represents interest on our convertible senior notes. Interest expense decreased approximately $200,000 in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The decrease was primarily the result of lower overall debt balances due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes, which matured in November 2009.
Other Income, Net
     There was no other income, net, for the three months ended December 31, 2010. Other income, net, for the three months ended January 1, 2010 was $5,000. Other income, net, principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments.
Provision for Income Taxes
     Our provision for income taxes for the first three months of fiscal 2011 and 2010 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first quarter of fiscal 2010 will not be realized. At October 2, 2010, based on the available objective evidence, we believed it was more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at December 31, 2010. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time. In the first three months of fiscal 2011, we generated operating income. A substantial portion of this operating income will be offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings in the current period. We expect that our provision for income taxes for fiscal 2011 will principally consist of income taxes related to our foreign operations and amounts related to state taxes in the U.S.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of December 31, 2010, our cash and cash equivalents totaled $45.6 million. Our working capital at December 31, 2010 was $53.2 million. As of October 1, 2010, our cash and cash equivalents totaled $43.7 million and working capital was $53.8 million.

     In order to sustain profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions, which have improved our operating expense structure and we will continue to perform additional actions, if necessary. In addition, from time to time, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to sustain the profitability we have recently achieved. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase, current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to sustain profitability.
     We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% senior convertible notes, and we have no other principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.
     Cash generated by operating activities was $7.3 million for the first quarter of fiscal 2011 compared to cash generated by operating activities of $2.0 million for the first quarter of fiscal 2010. Operating cash flows for the first quarter of fiscal 2011 reflect our net income of $1.7 million, which includes non-cash charges (depreciation and amortization, amortization of license agreements, restructuring charges, stock-based compensation expense, inventory provisions and amortization of debt discount) of $3.1 million, and net working capital changes of approximately $2.5 million. Operating cash flows for the first quarter of fiscal 2010 reflect our net loss of $160,000, which includes non-cash charges (depreciation and amortization, amortization of license agreements, restructuring charges, stock-based compensation expense, inventory provisions, amortization of debt discount and other) of $4.6 million, and net working capital changes of approximately $2.5 million.
     Cash used in investing activities of $6.1 million for the first quarter of fiscal 2011 consisted of purchases of property, plant and equipment of $2.2 million and payments under license agreements of $3.9 million. Cash used in investing activities of $808,000 for the first quarter of fiscal 2010 consisted of purchases of property, plant and equipment of $349,000 and payments under license agreements of $459,000.
     Cash provided by financing activities of $651,000 for the first quarter of fiscal 2011 principally consisted of $979,000 in proceeds from equity compensation programs, which was partially offset by $221,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. Cash used in financing activities of $10.6 million for the first quarter of fiscal 2010 principally consisted of $10.5 million paid to retire the remaining principle amount of our 3.75% convertible senior notes, which matured in November 2009.

Revolving Credit Facility and Convertible Senior Notes
Revolving Credit Facility
     On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. Under the loan and security agreement, SVB agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% convertible senior notes due in November 2009. In April 2010, we amended the loan and security agreement and reduced the maximum amount available under the revolving credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the company and such subsidiaries, other than intellectual property.
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
     As of December 31, 2010, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.
3.75% Convertible Senior Notes due 2009
     In December 2004, we sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Through the end of fiscal 2010, we repurchased or exchanged $35.5 million of aggregate principal amount of this debt. During the first quarter of fiscal 2010, our 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
6.50% Convertible Senior Notes due 2013
     We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At December 31, 2010, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
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
     For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At December 31, 2010, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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
Off-Balance Sheet Arrangements
     We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the June 2003 distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to our business. We may also be responsible for certain federal income tax liabilities under a tax allocation agreement between us and Conexant, which provides that we will be responsible for certain taxes imposed on us, Conexant or Conexant stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We have also entered into certain distribution, license, supply and purchase agreements under which we have agreed to certain guarantees and have agreed to indemnify other parties. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated condensed balance sheets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk. As of December 31, 2010, the carrying value of our cash and cash equivalents approximated fair value.
     At December 31, 2010, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at a fixed rate of 6.50% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of December 31, 2010, any change in the prime interest rate would have no effect on our obligations under the credit facility.
Foreign Exchange Risk
     We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
     Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 31, 2010, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 31, 2010, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
     Although we recently generated net income, we have incurred significant losses in prior periods. Our net revenue and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
     The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to sustain the profitability we have recently achieved;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
The loss of one or more key customers or distributors, or the diminished demand for our products from a key customer could significantly reduce our net revenue, gross margin and results of operations.
     A relatively small number of end customers and distributors have accounted for a significant portion of our net revenue in any particular period. There has been an increasing trend toward industry consolidation in our markets in recent years, particularly among major network equipment and telecommunications companies. Industry consolidation could decrease the number of significant customers for our products thereby increasing our reliance on key customers. In addition, industry consolidation has generally led, and may continue to lead, to pricing pressures and loss of market share. We have no long-term volume purchase commitments from our key customers. One or more of our key customers or distributors may discontinue operations as a result of consolidation, financial instability, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our net revenue and results of operations. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.
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
     Research and development projects may experience unanticipated delays related to our internal design efforts. New product development also requires the production of photomask sets and the production and testing of sample devices. In the event we experience delays in obtaining these services from the wafer fabrication and assembly and test vendors on whom we rely, our product introductions may be delayed and our revenue and results of operations may be adversely affected.
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
     Wafer fabrication processes are subject to obsolescence, and foundries may discontinue a wafer fabrication process used for certain of our products. In such event, we generally offer our customers a “last-time buy” program to satisfy their anticipated requirements for our products. Any unanticipated discontinuation of a wafer fabrication process on which we rely may adversely affect our revenue and our customer relationships.
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
     In addition, the highly complex and technologically demanding nature of semiconductor manufacturing has caused foundries to experience, from time to time, lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than anticipated manufacturing yields may affect our ability to fulfill our customers’ demands for our products on a timely basis. Moreover, lower than anticipated manufacturing yields may adversely affect our gross margin and our results of operations.
We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. Our capital resources are limited and capital needed for our business may not be available when we need it.
     Although we generated cash through operating activities in the first quarter of fiscal 2011 and during fiscal 2010, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and our line of credit with Silicon Valley Bank. We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
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
     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 73% of our net revenue for the first quarter of fiscal 2011 and 79% of our net revenue for the first quarter of fiscal 2010. China is a particularly important international market for us, as more than 30% of our first quarter of fiscal 2011 revenue came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:
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
Because of the lengthy sales cycles of many of our products, we may incur significant expenses before we generate any revenue related to those products.
     Our customers generally need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative expenses before we generate any revenue from new products. We may never generate the anticipated revenue if our customers cancel or change their product plans as customers may increasingly do if economic conditions continue to deteriorate.
Uncertainties involving the ordering and shipment of our products could adversely affect our business.
     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 53% of our revenue for the first quarter of fiscal 2011 and 44% of our revenue for the first quarter of fiscal 2010.
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
     Our products are not sold directly to the end-user but are components of other products. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would be unable to sell our products. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk for the OEM. Achieving a design win with a customer does not ensure that we will receive significant revenue from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products if, for example, its own products are not commercially successful.
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
     Conexant holds a warrant to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If Conexant sells the warrant or if Conexant or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced. At December 31, 2010, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price
	Shares (or Units)	Paid per Share
	Purchased (a)	(or Unit)
October 2, 2010 to October 29, 2010	—	$—
October 30, 2010 to November 26, 2010	25,771	6.76
November 27, 2010 to December 31, 2010	7,060	6.62

	32,831	$6.73

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

*10.1	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.2	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: February 8, 2011	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.