Form 10-Q
period 2011-04-01
MINDSPEED TECHNOLOGIES, INC
filed 2011-05-06
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock as of April 29, 2011 was 33,487,768.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•
the ability of our relationships with leading network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

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

•
the sufficiency of our cash balances, along with cash expected from product sales, to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

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

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the effect of the recent crisis in Japan on our operations in the fiscal third quarter of 2011 and beyond;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(unaudited, in thousands, except per share amounts)

	April 1,	October 1,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$44,908	$43,685
Receivables, net of allowance for doubtful accounts of $189 at both April 1, 2011 and October 1, 2010	19,248	25,678
Inventories	12,596	10,205
Deferred tax assets, net	2,340	2,264
Prepaid expenses and other current assets	3,117	3,035

Total current assets	82,209	84,867
Property, plant and equipment, net	14,284	12,700
Licensed intangibles, net	13,567	9,887
Other assets	1,391	1,230

Total assets	$111,451	$108,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,781	$9,303
Accrued compensation and benefits	6,150	9,336
Accrued income tax	1,283	1,503
Deferred income on sales to distributors	5,774	5,199
Deferred revenue	558	658
Restructuring	212	710
Other current liabilities	5,270	4,396

Total current liabilities	30,028	31,105
Convertible senior notes – long term	14,012	13,810
Other liabilities	1,623	2,133

Total liabilities	45,663	47,048

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,607 (April 1, 2011) and 32,220 (October 1, 2010) issued and outstanding shares	326	322
Additional paid-in capital	321,641	318,468
Accumulated deficit	(256,061)	(257,001)
Accumulated other comprehensive loss	(118)	(153)

Total stockholders’ equity	65,788	61,636

Total liabilities and stockholders’ equity	$111,451	$108,684

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010

Net revenue:
Products	$38,553	$40,253	$76,596	$77,279
Intellectual property	—	—	2,500	—

Total net revenue	38,553	40,253	79,096	77,279
Cost of goods sold	14,283	14,333	28,564	27,796

Gross margin	24,270	25,920	50,532	49,483

Operating expenses:
Research and development	14,525	12,221	28,448	24,809
Selling, general and administrative	10,079	10,391	20,290	20,025
Special charges	—	(71)	(18)	789

Total operating expenses	24,604	22,541	48,720	45,623

Operating income/(loss)	(334)	3,379	1,812	3,860

Interest expense	(399)	(394)	(797)	(1,024)
Other income/(expense), net	(41)	196	(41)	201

Income/(loss) before income taxes	(774)	3,181	974	3,037

Provision/(benefit) for income taxes	(15)	42	34	58

Net income/(loss)	$(759)	$3,139	$940	$2,979

Net income/(loss) per share:

Basic	$(0.02)	$0.11	$0.03	$0.10

Diluted	$(0.02)	$0.10	$0.03	$0.10

Shares used in computation of net income/(loss) per share:

Basic	32,133	29,362	32,021	28,931

Diluted	32,133	30,687	33,032	29,922
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	April 1,	April 2,
	2011	2010

Cash Flows From Operating Activities
Net income	$940	$2,979
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,572	2,422
Amortization of licensed intangibles	1,135	443
Asset impairments	4	—
Restructuring charges	(18)	789
Stock-based compensation	2,212	2,217
Inventory provisions	181	1,025
Amortization of debt discount on convertible debt	223	347
Other non-cash items, net	—	215
Changes in operating assets and liabilities:
Receivables	6,442	(7,398)
Inventories	(2,572)	2,392
Accounts payable	1,931	111
Deferred income on sales to distributors	575	2,126
Restructuring	(491)	(770)
Accrued compensation and benefits	(3,229)	89
Accrued expenses and other current liabilities	(213)	437
Other	(190)	(531)

Net cash provided by operating activities	9,502	6,893

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,920)	(2,308)
Payments for licensed intangibles	(5,009)	(739)

Net cash used in investing activities	(8,929)	(3,047)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	—	18,300
Offering costs from sale of equity	—	(1,307)
Extinguishment of convertible debt	—	(10,500)
Payments made on capital lease obligations	(274)	(249)
Borrowings under line of credit	—	7,000
Payments made on borrowings under line of credit	—	(7,000)
Repurchase of restricted stock for income tax withholding	(291)	(192)
Proceeds from equity compensation programs	1,256	474

Net cash provided by financing activities	691	6,526

Effect of foreign currency exchange rates on cash	(41)	85

Net increase in cash and cash equivalents	1,223	10,457
Cash and cash equivalents at beginning of period	43,685	20,891

Cash and cash equivalents at end of period	$44,908	$31,348

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
     Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2011 and 2010 ended on April 1, 2011 and April 2, 2010, respectively.
     Recent Accounting Standards – In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted these provisions effective October 2, 2010, and they did not have a material impact on its consolidated condensed financial statements.
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
     Revenue is recognized on sales to distributors based on the rights granted to these distributors in the distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered; (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor; and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manner discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of goods sold as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin that is recognized in future periods may be less than the originally recorded deferred income as a result of subsequent negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 2 for detail of this account balance.
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

2. Supplemental Financial Statement Data
     Inventories
     Inventories consisted of the following (in thousands):

	April 1,	October 1,
	2011	2010
Work-in-process	$6,331	$4,681
Finished goods	6,265	5,524

Total inventories, net	$12,596	$10,205

     Deferred Income on Sales to Distributors
     Deferred income on sales to distributors was as follows (in thousands):

	April 1,	October 1,
	2011	2010
Deferred revenue on shipments to distributors	$6,252	$5,674
Deferred cost of goods sold on shipments to distributors	(531)	(528)
Reserves	53	53

Deferred income on sales to distributors	$5,774	$5,199

     Other Liabilities
     Details of other liabilities were as follows (in thousands):

	April 1,	October 1,
	2011	2010
Current
Deferred rent	886	1,075
Capital lease obligations	458	478
Royalties	358	426
Licensed intangibles	2,086	1,302
Other	1,482	1,115

Total other current liabilities	$5,270	$4,396

Long-term
Capital lease obligations	$320	$574
Licensed intangibles	646	952
Other	657	607

Total other liabilities	$1,623	$2,133

     Computation of Net Income/(Loss) per Share
     The following table presents the computation of net income/(loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Earnings per share – basic
Net income/(loss)	$(759)	$3,139	$940	$2,979
Basic weighted average common shares outstanding	32,133	29,362	32,021	28,931

Earnings per share - basic	$(0.02)	$0.11	$0.03	$0.10

Basic weighted average common shares outstanding	32,133	29,362	32,021	28,931
Effect of dilutive securities:
Convertible senior notes	—	—	—	—
Dilutive stock awards	—	1,325	993	991
Dilutive employee stock purchase plan shares	—	—	18	—

Diluted weighted average common shares outstanding	32,133	30,687	33,032	29,922

Earnings per share – diluted	$(0.02)	$0.10	$0.03	$0.10

     Net income/(loss) per share does not include the effect of anti-dilutive common share equivalents resulting from outstanding equity awards, warrants, and convertible senior notes. There were 12.0 million and 13.0 million anti-dilutive common share equivalents for the three months ended April 1, 2011 and April 2, 2010, respectively. There were 11.0 million and 13.3 million anti-dilutive common share equivalents for the six months ended April 1, 2011 and April 2, 2010, respectively.
     Comprehensive Income/(Loss)
     Comprehensive income/(loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Net income/(loss)	$(759)	$3,139	$940	$2,979
Foreign currency translation adjustments, net of tax	111	(231)	35	(323)

Comprehensive income/(loss)	$(648)	$2,908	$975	$2,656

     Net Revenue by Product Line
     Net revenue by product line were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Communications convergence processing products	$15,569	$16,168	$32,194	$30,123
High-performance analog products	14,949	13,531	29,053	25,111
WAN communications products	8,035	10,554	15,349	22,045
Intellectual property	—	—	2,500	—

Total net revenue	$38,553	$40,253	$79,096	$77,279

     Net Revenue by Geographic Area
     Revenue by geographic area, based upon country of destination, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Americas	$7,796	$7,888	$19,827	$16,506
Asia-Pacific	27,414	28,857	52,586	54,913
Europe, Middle East and Africa	3,343	3,508	6,683	5,860

Total net revenue	$38,553	$40,253	$79,096	$77,279

     The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.
     Supplemental Cash Flow Information
     Non-cash investing activities in the first six months of fiscal 2011 consisted of the purchase of $516,000 of property and equipment from suppliers on account and the license of $3.8 million of intellectual property on account. Non-cash investing activities in the first six months of fiscal 2010 consisted of the purchase of $234,000 of equipment through capital leasing arrangements and the license of $786,000 of intellectual property on account.

     Customer Concentrations
     The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Customer A	25%	15%	22%	13%
Customer B	18%	19%	17%	18%
Customer C	10%	7%	9%	9%
Customer D	8%	14%	7%	11%
     The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	April 1,	October 1,
	2011	2010
Customer A	25%	5%
Customer B	18%	25%
Customer E	9%	12%
3. Fair Value Measurements
     The following table represents financial assets measured at fair value (in thousands):

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
April 1, 2011	(Level 1)	of April 1, 2011
Assets:
Cash	$20,383	$20,383
Money market fund	15,517	15,517
Government money market fund	9,008	9,008

Total cash and cash equivalents	$44,908	$44,908

	Quoted Prices in
	Active Markets
	for Identical	Total Fair Value
	Instruments	as
October 1, 2010	(Level 1)	of October 1, 2010
Assets:
Cash	$22,174	$22,174
Money market fund	16,007	16,007
Government money market fund	5,504	5,504

Total cash and cash equivalents	$43,685	$43,685

4. Stock-Based Compensation
     The Company has stock-based incentive plans in effect that provide for the grant of stock options, unrestricted stock, restricted stock units and other stock-awards to employees and non-employee directors. The Company also provides an employee stock purchase plan for all eligible employees. The fair value of stock-based awards are estimated on the date of grant and recognized as an expense ratably over the requisite service period.

     The following table presents stock-based compensation by functional line item presented on our unaudited consolidated condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Cost of goods sold	$45	$38	$88	$70
Research and development	308	198	616	505
Selling, general and administrative	697	1,041	1,508	1,642

Total stock-based compensation	$1,050	$1,277	$2,212	$2,217

     Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Six Months Ended
	April 1,	April 2,
	2011	2010
Weighted-average assumptions:
Expected option life	2.9 years	2.7 years
Risk-free interest rate	0.7%	1.3%
Expected volatility	99%	95%
Dividend yield	—	—

Weighted-average grant date fair value per share	$ 4.02	$ 2.92
     Stock Option Awards
     The following table summarizes stock option activity under all plans (shares in thousands):

			Weighted-Average
	Number	Weighted-Average	Remaining
	of Shares	Exercise Price	Contractual Term
Outstanding at October 1, 2010	2,900	$6.41	4.8 years

Granted	449	6.65
Exercised	(165)	3.16
Forfeited or expired	(320)	9.11

Outstanding at April 1, 2011	2,864	6.33	5.2 years

Exercisable at end of period	1,365	$8.25	3.9 years
     As of April 1, 2011, there was unrecognized compensation expense of $2.9 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.5 years. The aggregate intrinsic value of options outstanding and options exercisable as of April 1, 2011 was $9.2 million and $3.6 million, respectively.
     Stock Awards
          On March 10, 2010, the Company granted awards of 190,000 performance shares to certain executive officers of the Company, with vesting subject to satisfaction of specific market and performance conditions. These awards begin to vest on the date when the average of the closing price of the Company’s common stock reaches certain minimum amounts over a consecutive 20-day trading period. On each vesting trigger date, 8.33% of the shares of common stock underlying these awards will vest for each completed three month period from the grant date to the vesting trigger date. An additional 8.33% of the shares of common stock underlying these awards will vest on each three month anniversary date of the vesting trigger date. If the vesting trigger price is not achieved prior to the three year anniversary date of the grant date, these awards will be forfeited. These awards were valued using the Monte Carlo simulation model, which estimates value based on the probability of vesting achievement.

     The following table summarizes restricted stock award activity (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at October 1, 2010	680	$6.64

Granted	135	6.58
Vested	(170)	5.02
Forfeited	(4)	3.09

Nonvested shares at April 1, 2011	641	$6.84

     The total fair value of shares vested during the six months ended April 1, 2011 was $1.2 million. As of April 1, 2011, there was unrecognized compensation expense of $2.6 million related to unvested stock awards, which the Company expects to recognize over a weighted-average period of approximately one year.
5. Revolving Credit Facility and Convertible Senior Notes
     Revolving Credit Facility
     At April 1, 2011, the Company had no outstanding borrowings under its available $5.0 million revolving credit facility and was in compliance with all required covenants.
     3.75% Convertible Senior Notes due 2009
     In December 2004, the Company sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Through the end of fiscal 2009, the Company repurchased or exchanged $35.5 million of aggregate principal amount of this debt. During the first quarter of fiscal 2010, the Company’s 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
     The following table sets forth interest expense information related to the 3.75% convertible senior notes (in thousands):

	Six Months Ended
	April 1,	April 2,
	2011	2010
3.75% convertible senior notes
Interest expense – coupon	$—	$48
Interest expense – debt discount amortization	—	151

Total	$—	$199

Effective interest rate on the liability component for the period	—	14.68%
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
     The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of April 1, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
     The following table sets forth balance sheet information related to the 6.50% convertible senior notes (in thousands):

	April 1, 2011	October 1, 2010
6.50% convertible senior notes
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	988	1,190

Net carrying value of the liability component	$14,012	$13,810

     The following table sets forth interest expense information related to the 6.50% convertible senior notes (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
6.50% convertible senior notes
Interest expense – coupon	$244	$244	$488	$488
Interest expense – debt discount amortization	101	99	202	197

Total	$345	$343	$690	$685

Effective interest rate on the liability component for the period	9.20%	9.15%	9.20%	9.13%
6. Commitments and Contingencies
          Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.
          The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Unless specifically noted below, during the period presented we have not: recorded any accrual for loss contingencies associated with the legal proceedings described below; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Based on its evaluation of matters which are pending or asserted, while there can be no assurance, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

     One of the Company’s customers, with whom we have an existing indemnification agreement, has been named in a patent infringement lawsuit. The outcome of this litigation and any potential exposure to the Company cannot be estimated at this time. Accordingly, the Company has no liabilities recorded related to this, or other indemnification agreements, as of April 1, 2011.
7. Special Charges
     Special charges in the three and six months ended April 1, 2011 consisted of restructuring charge reversals totaling $18,000. Special charges in the three and six months ended April 2, 2010 consisted of restructuring charge reversals of $71,000 and restructuring charges of $789,000, respectively.
Restructuring Charges
     The Company has from time to time, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons.
     Fourth Quarter of Fiscal 2010 Restructuring Plan – In the fourth quarter of fiscal 2010, the Company committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in its wide area networking (WAN) communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.
     Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through April 1, 2011 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(489)	—	(489)

Restructuring balance, April 1, 2011	$212	$—	$212

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
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At April 1, 2011, there was no remaining accrued restructuring balance related to these plans.
8. Income Taxes
     The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the effect of foreign earnings taxed at rates differing from the federal statutory rate.
     In the first six months of fiscal 2011, there was no change in the balance of unrecognized tax benefits. In the third quarter of fiscal 2011, the Company expects to receive a payment related to a foreign research and development credit. A portion of this payment was previously been recorded as an unrecognized tax benefit. Reversal of this unrecognized tax benefit will result in a $500,000 to $800,000 income tax benefit, which will favorable affect the effective tax rate.

9. Related Party Transactions
     In connection with a June 2003 distribution to stockholders of our former parent of all outstanding shares of common stock of Mindspeed, a warrant was issued to acquire approximately 6.1 million shares of common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of the Company’s outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. For the six months ended April 2, 2010, rent and operating expenses paid to the warrant holder were approximately $987,000. On June 26, 2010, the Company’s sublease of its corporate headquarters in Newport Beach, California from the warrant holder expired.

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
     Our products are used in a variety of network infrastructure equipment, including:
•
Communications Convergence Processing – triple-play edge and metro trunking gateways for Voice-over-Internet protocol (VoIP) platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

•
High-Performance Analog – next-generation fiber access network equipment (including passive optical networking, or PON, systems); storage and server systems supporting high-speed PCI Express and Serial Attached SCSI (SAS) protocols; and production switches, routers and other systems that are driving the migration to 3G high-definition (HD) transmission; and

•	WAN Communications – circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols.
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

     We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 55% of our revenue for the first six months of fiscal 2011 and approximately 48% of our revenue for the first six months of fiscal 2010. Our revenue is well diversified globally, with 75% of revenue in the first six months of fiscal 2011 coming from outside of the Americas. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. In the first six months of fiscal 2011, 35% of our revenue was derived from China.
     We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $28.4 million on research and development in the first six months of fiscal 2011 and $24.8 million in the first six months of fiscal 2010. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.
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
     On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure, as well as its economy. Certain of our suppliers located outside Japan integrate components or use materials manufactured in Japan in the production of its products. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. While we recognize that the crisis in Japan has impacted our supply chain, we have secured certain product commitments from our suppliers and therefore we do not currently believe these events will have a material impact on our operations in the fiscal third quarter of 2011. Beyond the fiscal third quarter of 2011, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that we could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results.
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
Critical Accounting Policies and Estimates
     The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, inventories, stock-based compensation, deferred income taxes and uncertain tax positions, and impairment of long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. Except as described below, there have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended April 1, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010.
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
     We recognize revenue on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of goods sold as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors, however, the amount of gross margin we recognize in future periods may be less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 2 to our Consolidated Condensed Financial Statements for detail of this account balance.
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
Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor specific objective evidence (VSOE) of fair value; or (ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted these provisions effective October 2, 2010, and it did not have a material impact on our consolidated condensed financial statements.

Results of Operations
Net Revenue
     The following table summarizes our net revenue:

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
($ in millions)	2011	Change	2010	2011	Change	2010
Communications convergence processing products	$ 15.6	(4)%	$16.2	$32.2	7%	$ 30.1
High-performance analog products	14.9	10%	13.5	29.1	16%	25.1
WAN communications products	8.1	(24)%	10.6	15.3	(31)%	22.1
Intellectual property	—	—	—	2.5	—	—

Net revenue	$ 38.6	(4)%	$40.3	$79.1	2%	$ 77.3

     The 4% decrease in our net revenue for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 reflects lower sales volumes for our communications convergence processing products and WAN communications products, partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased $0.6 million, or 4%, in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010 due to a decrease in revenue from shipments of products for fiber-to-the-building access deployments. This decrease was partially offset by an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Net revenue from high-performance analog products increased $1.4 million, or 10%, in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010, due to an increased demand for physical media devices, which are used in equipment for fiber-to-the-premise deployments. Net revenue from WAN communications products decreased $2.5 million, or 24%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to a slowdown in demand at several large customers, particularly in ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products.
     The 2% increase in net revenue for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 is due to higher sales volume for our communications convergence processing products and high-performance analog products, as well as the sale of intellectual property, partially offset by a decrease in demand for our WAN communications products. Net revenue from communications convergence processing products increased $2.1 million, or 7%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Net revenues from high-performance analog products increased $4.0 million, or 16%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to increased demand for both physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments, and our video products. Net revenue from WAN communications products decreased $6.8 million, or 31%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to a slowdown in demand at several large customers, particularly in ATM-based systems. Net revenue from intellectual property licensing and sales increased $2.5 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

Gross Margin

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
($ in millions)	2011	Change	2010	2011	Change	2010
Gross margin	$24.3	(6)%	$25.9	$50.5	2%	$49.5
Percent of net revenue	63%		64%	64%		64%
     Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc. (ASE)) for wafer fabrication and assembly and test services. Cost of goods sold primarily consisted of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.
     Gross margin decreased $1.6 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due primarily to a $1.7 million, or 4%, decrease in net revenue. The decrease in our gross margin as a percent of net revenue for second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to a change in product mix.
     Gross margin increased $1.0 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to the favorable impact of intellectual property sales, with no associated costs, partially offset by a reduction in gross margin as a result of a decrease in product revenue and a change in product mix.
Research and Development

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
($ in millions)	2011	Change	2010	2011	Change	2010
Research and development	$14.5	19%	$12.2	$28.4	15%	$24.8
Percent of net revenue	38%		30%	36%		32%
     Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.
     R&D expenses increased $2.3 million for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to increased investment in our next generation products in both the wireless and enterprise markets that resulted in a: $728,000 increase in the cost of engineering tools; $666,000 increase in contracted engineering services; and $708,000 increase in personnel costs as a result of increased headcount.
     R&D expenses increased $3.6 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to increased investment in our next generation products in both the wireless and enterprise markets that resulted in a: $1.3 million increase in the cost of engineering tools; $911,000 increase in contracted engineering services; and $1.2 million increase in personnel costs as a result of increased headcount.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
($ in millions)	2011	Change	2010	2011	Change	2010
Selling, general and administrative	$10.1	(3)%	$10.4	$20.3	2%	$20.0
Percent of net revenue	26%		26%	26%		26%
     Selling, general and administrative (SG&A) expenses consisted of: personnel costs, including stock-based compensation; independent sales representative commissions; and product marketing, applications engineering and other marketing costs. In addition, SG&A expenses consisted of the costs of corporate functions, including: accounting; finance; legal; human resources; information systems and communications.

     SG&A expenses decreased by approximately $300,000 for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 primarily due to a decrease in stock-based compensation.
     SG&A expenses increased by approximately $300,000 for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily due to an increase in travel costs related to increased sales activities mainly occurring in the first quarter of fiscal 2011.
Special Charges
     We recorded no special charges in the three months ended April 1, 2011. For the six months ended April 1, 2011, special charges consisted of minor restructuring charge reversals totaling $18,000.
     Special charges in the three months ended April 2, 2010 consisted of restructuring charge reversals of $71,000. For the six months ended April 2, 2010 special charges consisted of restructuring charges of $789,000.
Restructuring Charges
     We have, from time to time, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.
     Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan – In the fourth quarter of fiscal 2010, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in our WAN communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.
     Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through April 1, 2011 were as follows (in thousands):

	Workforce	Facility and
	Reductions	Other	Total
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(489)	—	(489)

Restructuring balance, April 1, 2011	$212	$—	$212

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
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first six months of fiscal 2011, the amounts left to be paid under these plans were paid and the remaining accrued amounts were reversed. At April 1, 2011, there was no remaining accrued restructuring balance related to these plans.
Interest Expense

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
($ in millions)	2011	2010	2011	2010
Interest expense	$(0.4)	$(0.4)	$(0.8)	$(1.0)
     Interest expense primarily consisted of interest on our convertible senior notes. Interest expense decreased approximately $200,000 for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes during the first quarter of fiscal 2010.

Other Income, Net

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
($ in millions)	2011	2010	2011	2010
Other income, net	$—	$0.2	$—	$0.2
     Other income, net, principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses.
     Other income/(expense), net, decreased by approximately $200,000 for the three and six months ended April 1, 2011, as compared to the three and six months ended April 2, 2010, primarily due to minor foreign exchange losses recorded in the second quarter of fiscal 2011, whereas foreign exchange gains were recorded in the second quarter of fiscal 2010.
Income Taxes
     Our provision (benefit) for income taxes for the first three and six months of fiscal 2011 and 2010 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first quarter of fiscal 2010 and the second quarter of fiscal 2011 will not be realized. At October 2, 2010, based on the available objective evidence, we believed it was more likely than not that our deferred tax assets would not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at April 1, 2011. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time. In the first six months of fiscal 2011, we generated operating income. A substantial portion of this operating income will be offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings in the current period. During April 2011, we received a payment related to a foreign research and development credit. A portion of this payment had been recorded as an unrecognized tax benefit. Reversal of this unrecognized tax benefit will result in a $500,000 to $800,000 income tax benefit, which will be recorded in the third quarter of fiscal 2011.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalent balances, cash generated from product sales and the sales or licensing of our intellectual property, and our line of credit with Silicon Valley Bank. As of April 1, 2011, our cash and cash equivalents totaled $44.9 million. Our working capital at April 1, 2011 was $52.2 million. As of October 1, 2010, our cash and cash equivalents totaled $43.7 million and working capital was $53.8 million.
     In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions, which have improved our operating expense structure and we will continue to perform additional actions, if necessary. In addition, from time to time, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to sustain the profitability we have recently achieved. Our ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase, current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve sustained profitability.
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
     Cash generated by operating activities was $9.5 million for the first six months of fiscal 2011 compared to cash generated by operating activities of $6.9 million for the first six months of fiscal 2010. Operating cash flows for the first six months of fiscal 2011 reflect our net income of $0.9 million, which includes non-cash charges (depreciation and amortization, amortization of licensed intangibles, restructuring charges, stock-based compensation expense, inventory provisions and amortization of debt discount) of $6.3 million, and net working capital changes of approximately $2.3 million. Operating cash flows for the first six months of fiscal 2010 reflect our net income of $3.0 million, which includes non-cash charges (depreciation and amortization, amortization of licensed intangibles, restructuring charges, stock-based compensation expense, inventory provisions, amortization of debt discount and other) of $7.5 million, and net working capital changes of approximately $3.5 million.
     The significant components of our approximately $2.3 million net working capital decrease in the first six months of fiscal 2011 include a $6.4 million decrease in accounts receivable, which is due to both the timing of sales and the timing of collections. In addition, accounts payable increased $1.9 million in the first six months of fiscal 2011, due to the timing of inventory receipts and payments. These cash inflows were partially offset by a $2.6 million increase in our inventory balance resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disaster could have on production. In addition, accrued compensation and benefits decreased $3.2 million mainly due to the fiscal 2010 management bonus that was included in this balance at the end of fiscal 2010 and paid in early fiscal 2011.
     The significant components of our approximately $3.5 million net working capital change in the first six months of fiscal 2010 include a $7.4 million increase in accounts receivable, which is due to both the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 34 days in the second quarter of fiscal 2010. In addition, in the first six months of fiscal 2010, we paid approximately $770,000 in cash related to our restructuring initiatives. These cash outflows were partially offset by a $2.1 million increase in our balance in deferred income on sales to distributors during the first six months of fiscal 2010 due to our distributors ordering a significant amount of inventory toward the end of our second fiscal quarter of fiscal 2010. In addition, our inventory balance decreased $2.4 million due to our efforts to increase our inventory turns.
     Cash used in investing activities of $8.9 million for the first six months of fiscal 2011 consisted of purchases of property, plant and equipment of $3.9 million and payments under licensed intangibles of $5.0 million. Cash used in investing activities of $3.0 million for the first six months of fiscal 2010 consisted of purchases of property, plant and equipment of $2.3 million and payments under licensed intangibles of $739,000.
     Cash provided by financing activities of $691,000 for the first six months of fiscal 2011 principally consisted of $1.3 million in proceeds from equity compensation programs, which was partially offset by $291,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. Cash provided by financing activities of $6.5 million for the first six months of fiscal 2010 principally consisted of two significant items, $10.5 million paid in the first quarter of fiscal 2010 to retire the remaining principal amount of our 3.75% convertible senior notes, which matured in November 2009, offset by $17.0 million in net proceeds received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010.

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
     As of April 1, 2011, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.
  3.75% Convertible Senior Notes due 2009
     In December 2004, we sold an aggregate principal amount of $46.0 million in 3.75% convertible senior notes due in November 2009 for net proceeds (after discounts and commissions) of approximately $43.9 million. Through the end of fiscal 2009, we repurchased or exchanged $35.5 million of aggregate principal amount of this debt. During the first quarter of fiscal 2010, our 3.75% convertible senior notes matured and the remaining balance of $10.5 million was repaid.
  6.50% Convertible Senior Notes due 2013
     We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At April 1, 2011, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
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

     For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At April 1, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
     Our adoption of ASC 470-20 in fiscal 2010 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013.
Off-Balance Sheet Arrangements
     We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with a June 2003 distribution to stockholders of our former parent Company of all outstanding shares of common stock of Mindspeed, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against our former parent company or its subsidiaries related to our business. We may also be responsible for certain federal income tax liabilities under a tax allocation agreement between us and our former parent company, which provides that we will be responsible for certain taxes imposed on us, our former parent company or its stockholders. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We have also entered into certain distribution, license, supply and purchase agreements under which we have agreed to certain guarantees and have agreed to indemnify other parties. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated condensed balance sheets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not use derivative instruments for speculative or investment purposes.
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk. As of April 1, 2011, the carrying value of our cash and cash equivalents approximated fair value.
     At April 1, 2011, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at a fixed rate of 6.50% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity. In addition, we have a long-term revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of April 1, 2011, any change in the prime interest rate would have no effect on our obligations under the credit facility.
Foreign Exchange Risk
     We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
     Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At April 1, 2011, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at April 1, 2011, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 1, 2011, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including deteriorations in general economic conditions, labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. Certain of our Asian suppliers integrate components or use materials manufactured in Japan in the production of our products. The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. We continue to monitor the effect of the events in Japan on inventory levels throughout the supply chain. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. While we recognize that the recent crisis in Japan has impacted our supply chain, we do not currently believe these events will have a material impact on our operations in the fiscal third quarter of 2011. Beyond the fiscal third quarter of 2011, there is a risk that we could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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
     The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:
•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
     Although we generated cash through operating activities in the first two quarters of fiscal 2011 and during fiscal 2010, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales and our line of credit with Silicon Valley Bank. We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
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
A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 78% of our net revenue for the first six months of fiscal 2011 and 79% of our net revenue for the first six months of fiscal 2010. China is a particularly important international market for us, as more than 35% of our revenue for the first six months of fiscal 2011 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. Certain of our suppliers integrate components or use materials manufactured in Japan in the production of our products. The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.
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
     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 56% of our revenue for the first six months of fiscal 2011 and 48% of our revenue for the first six months of fiscal 2010.
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

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of our outstanding warrant and antidilution and other provisions in our outstanding warrant could adversely affect our stock price or our ability to raise additional financing in the public capital markets.
     At April 1, 2011, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
     A warrant is outstanding to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If the warrant holder sells the warrant or if it or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced.
     The warrant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. If we issue, or are deemed to have issued, shares of our common stock, or securities convertible into our common stock, at prices below the current market price of our common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of our common stock at the time of the issuance of such securities. Adjustments to the warrant pursuant to these antidilution provisions may result in significant dilution to the interests of our existing stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
     Moreover, we may not realize any cash proceeds from the exercise of the warrant. The holder of the warrant may opt for a cashless exercise of all or part of the warrant. In a cashless exercise, the holder of the warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to the interests of other stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number of	Average Price
	Shares (or Units)	Paid per Share
	Purchased (a)	(or Unit)
January 1, 2011 to January 28, 2011	—	$—
January 29, 2011 to February 25, 2011	3,424	7.30
February 26, 2011 to April 1, 2011	5,987	7.51

	9,411	$7.43

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

10.1	Standstill and Voting Agreement, effective as of January 5, 2011, by and between the Registrant, Artis Capital Management, L.P., and certain other direct and beneficial holders of the Company’s Common Stock, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 10, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.2	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2011, is incorporated herein by reference (SEC File No. 001-31650).

10.3	Second Amendment to Lease, as of January 25, 2011, by and between 4000 MacArthur, L.P. and the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: May 6, 2011	By	/s/ BRET W. JOHNSEN
Bret W. Johnsen
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
10.3	Second Amendment to Lease, as of January 25, 2011, by and between 4000 MacArthur, L.P. and the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.