Form 10-Q
period 2011-07-01
MINDSPEED TECHNOLOGIES, INC
filed 2011-08-08
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock as of July 29, 2011 was 34,630,374.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	the ability of our relationships with leading network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;
•	the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks and the build-out of networks in developing countries;
•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications spending;
•	our belief that we are well-situated in China and that fiber deployments are being rolled out by the country’s major telecommunications carriers;
•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;
•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;
•	the continuation of intense price and product competition, and the resulting declining average selling prices for our products;
•	the increasing trend toward industry consolidation and the effect it could have on our operating results;
•	the sufficiency of our cash balances, along with cash expected from product sales, to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;
•	our expectations with respect to our recognition of income tax benefits in the future;
•	our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenue;
•	the value of our intellectual property, our ability to continue recognizing patent-related revenue from the sale or licensing of our intellectual property and our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property;
•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;
•	our intention to continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain;

•	our expectations regarding the effect of the recent crisis in Japan on our operations in the fiscal fourth quarter of 2011 and beyond;
•	our expectations regarding the cyclical nature of the semiconductor industry; and
•	the impact of recent accounting pronouncements and the adoption of new accounting standards.
     Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	fluctuations in our operating results and future operating losses;
•	constraints in the supply of wafers and other product components from our third-party manufacturers;
•	worldwide political and economic uncertainties and specific conditions in the markets we address;
•	fluctuations in the price of our common stock;
•	loss of or diminished demand from one or more key customers or distributors;
•	successful development and introduction of new products;
•	our ability to attract and retain qualified personnel;
•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;
•	cash requirements and terms and availability of financing;
•	the expense of and our ability to defend our intellectual property against infringement claims by others;
•	pricing pressures and other competitive factors;
•	lengthy sales cycles;
•	order and shipment uncertainty;
•	our ability to obtain design wins and develop revenue from them;
•	product defects and bugs;
•	business acquisitions and investments; and
•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.
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

MINDSPEED TECHNOLOGIES, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):	5
Consolidated Condensed Balance Sheets — July 1, 2011 and October 1, 2010	5
Consolidated Condensed Statements of Operations — Three Months and Nine Months Ended July 1, 2011 and July 2, 2010	6
Consolidated Condensed Statements of Cash Flows — Nine Months Ended July 1, 2011 and July 2, 2010	7
Notes to Consolidated Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6. Exhibits	48
Signature	50
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited, in thousands)

	July 1,	October 1,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$43,227	$43,685
Receivables, net of allowance for doubtful accounts of $375 at July 1, 2011 and $189 at October 1, 2010	16,397	25,678
Inventories	20,412	10,205
Deferred tax assets, net	—	2,264
Prepaid expenses and other current assets	2,778	3,035

Total current assets	82,814	84,867

Property, plant and equipment, net	15,196	12,700
Licensed and purchased intangibles, net	13,982	9,887
Other assets	1,683	1,230

Total assets	$113,675	$108,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,033	$9,303
Accrued compensation and benefits	5,292	9,336
Accrued income taxes	1,291	1,503
Deferred income on sales to distributors	6,179	5,199
Deferred revenue	521	658
Restructuring	134	710
Other current liabilities	5,863	4,396

Total current liabilities	28,313	31,105

Convertible senior notes — long term	14,114	13,810
Other liabilities	1,815	2,133

Total liabilities	44,242	47,048

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 33,864 (July 1, 2011) and 32,220 (October 1, 2010) issued and outstanding shares	339	322
Additional paid-in capital	324,778	318,468
Accumulated deficit	(255,597)	(257,001)
Accumulated other comprehensive loss	(87)	(153)

Total stockholders’ equity	69,433	61,636

Total liabilities and stockholders’ equity	$113,675	$108,684

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Net revenue:
Products	$42,216	$43,281	$118,812	$120,560
Intellectual property	—	—	2,500	—

Total net revenue	42,216	43,281	121,312	120,560
Cost of goods sold	15,967	15,501	44,531	43,297

Gross margin	26,249	27,780	76,781	77,263

Operating expenses:
Research and development	15,077	12,731	43,525	37,540
Selling, general and administrative	11,034	10,190	31,324	30,215
Special charges	—	(184)	(18)	605

Total operating expenses	26,111	22,737	74,831	68,360

Operating income	138	5,043	1,950	8,903

Interest expense	(398)	(396)	(1,195)	(1,419)
Other income/(expense), net	(26)	323	(67)	524

Income/(loss) before income taxes	(286)	4,970	688	8,008

Provision (benefit) for income taxes	(750)	106	(716)	165

Net income	$464	$4,864	$1,404	$7,843

Net income per share:
Basic	$0.01	$0.15	$0.04	$0.26
Diluted	$0.01	$0.15	$0.04	$0.25

Weighted-average number of shares used in per share computation:
Basic	32,400	31,481	32,147	29,781
Diluted	33,390	36,075	33,144	30,942
See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	July 1,	July 2,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,404	$7,843
Adjustments required to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,969	3,654
Amortization of license agreements	1,716	914
Restructuring (recovery) charges	(18)	605
Stock-based compensation	4,023	3,165
Inventory (recovery) provision	(40)	1,417
Amortization of debt discount on convertible debt	325	446
Other non-cash items, net	242	346
Changes in assets and liabilities:
Receivables	9,141	(10,881)
Inventories	(10,167)	92
Current deferred tax asset	2,434	—
Other assets, net	(265)	106
Accounts payable	495	3,070
Deferred income on sales to distributors	980	1,068
Restructuring charges	(569)	(1,005)
Accrued compensation and benefits	(4,128)	248
Accrued expenses and other current liabilities	730	625
Other liabilities, net	134	(738)

Net cash provided by operating activities	10,406	10,975

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(5,849)	(3,814)
Payments under license agreements	(6,819)	(1,131)
Net cash paid for acquired companies	(100)	—

Net cash used in investing activities	(12,768)	(4,945)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	—	18,300
Offering costs from sale of equity	—	(1,307)
Retirement of convertible debt	—	(10,500)
Payments made on capital lease obligations	(402)	(380)
Borrowings under line of credit	—	7,000
Payments made on borrowings under line of credit	—	(7,000)
Repurchase of restricted stock for income tax withholding	(362)	(490)
Proceeds from equity compensation programs	2,666	1,470

Net cash provided by financing activities	1,902	7,093

Effect of foreign currency exchange rates on cash	2	93

Net increase/ (decrease) in cash and cash equivalents	(458)	13,216
Cash and cash equivalents at beginning of period	43,685	20,891

Cash and cash equivalents at end of period	$43,227	$34,107

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
     Fiscal Periods — The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2011 and 2010 ended on July 1, 2011 and July 2, 2010, respectively.
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

2. Supplemental Financial Statement Data
     Inventories
     Inventories consisted of the following:

	July 1,	October 1,
	2011	2010
	(in thousands)
Work-in-process	$8,469	$4,681
Finished goods	11,943	5,524

Total inventories	$20,412	$10,205

     Deferred Income on Sales to Distributors
     Deferred income on sales to distributors was as follows:

	July 1,	October 1,
	2011	2010
	(in thousands)
Deferred revenue on shipments to distributors	$6,706	$5,674
Deferred cost of goods sold on shipments to distributors	(586)	(528)
Reserves	59	53

Deferred income on sales to distributors	$6,179	$5,199

     Other Liabilities
     Details of other liabilities were as follows:

	July 1,	October 1,
	2011	2010
	(in thousands)
Current
Deferred rent	$730	$1,075
Capital lease obligations	331	478
Royalties	455	426
Licensed intangibles	1,823	1,302
Other	2,524	1,115

Total other current liabilities	$5,863	$4,396

Long-term
Capital lease obligations	$320	$574
Licensed intangibles	647	952
Other	848	607

Total other liabilities	$1,815	$2,133

     Computation of Net Income per Share
     The following table presents the computation of net income per share:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Earnings per share — basic
Net income	$464	$4,864	$1,404	$7,843
Basic weighted average comman shares outstanding	32,400	31,481	32,147	29,781

Earnings per share — basic	$0.01	$0.15	$0.04	$0.26

Basic weighted average common shares outstanding	32,400	31,481	32,147	29,781
Effect of dilutive securities:
Convertible senior notes	—	3,165	—	—
Dilutive stock awards	990	1,411	997	1,161
Dilutive employee stock	—	18	—	—
purchase plan shares

Diluted weighted average common shares outstanding	33,390	36,075	33,144	30,942

Earnings per share — diluted	$0.01	$0.15	$0.04	$0.25

     The following table presents the number of potentially dilutive shares, of the Company’s common stock excluded from the computation of diluted income per share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Convertible senior notes	3,165	—	3,165	3,165
Stock awards	2,364	2,316	2,042	2,565
Employee stock purchase plan shares	19	—	19	—
Warrants	6,109	6,109	6,109	6,109

Anti-dilutive weighted average common shares	11,657	8,425	11,335	11,839

     Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Net income	$464	$4,864	$1,404	$7,843

Foreign currency translation adjustments, net of tax	32	(444)	66	(767)

Comprehensive income	$496	$4,420	$1,470	$7,076

     Net Revenue by Product Line
     Net revenue by product line was as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Communications convergence processing products	$18,917	$17,823	$51,111	$47,946
High-performance analog products	15,488	14,332	44,541	39,442
WAN communications products	7,811	11,126	23,160	33,172
Intellectual property	—	—	2,500	—

Total net revenue	$42,216	$43,281	$121,312	$120,560

     Net Revenue by Geographic Area
     Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Americas	$6,850	$10,472	$26,678	$26,978
Asia-Pacific	31,725	29,832	84,310	84,745
Europe, Middle East and Africa	3,641	2,977	10,324	8,837

Total net revenue	$42,216	$43,281	$121,312	$120,560

     The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

     Supplemental Cash Flow Information
     Non-cash investing activities consisted of the following:

	Nine Months Ended
	July 1,	July 2,
	2011	2010
	(in thousands)
Purchase of property and equipment through capital leasing arrangements	—	1,130
Purchase of property and equipment on account	943	414
License of intellectual property on account	2,843	485
     Customer Concentrations
     The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Customer A	29%	19%	24%	15%
Customer B	18%	15%	17%	17%
Customer D	11%	13%	8%	11%
     The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	July 1,	October 1,
	2011	2010
Customer A	23%	5%
Customer B	18%	25%
Customer C	10%	8%
Customer D	7%	12%
3. Fair Value Measurements
     The following table represents financial assets measured at fair value:

	July 1, 2011		October 1, 2010
	Quoted Prices in		Quoted Prices in
	Active markets for		Active markets for
	Identical		Identical
	Instruments	Total Fair Value	Instruments	Total Fair Value
	(in thousands)
Assets:
Cash	$32,713	$32,713	$22,174	$22,174
Money market fund	10,514	10,514	16,007	16,007
Government money market fund	—	—	5,504	5,504

Total cash and cash equivalents	$43,227	$43,227	$43,685	$43,685

4. Stock-Based Compensation
     The Company has stock-based incentive plans in effect that provide for the grant of stock options, unrestricted stock, restricted stock units and other stock-awards to employees and non-employee directors. These stock-based incentive plans include inducement grants that are occasionally made to new employees of the Company. The Company also provides an employee stock purchase plan for all eligible employees. The fair value of stock-based awards are estimated on the date of grant and recognized as an expense ratably over the requisite service period.
     The following table presents stock-based compensation by functional line item presented on our unaudited consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Cost of goods sold	70	44	158	114
Research and developemnt	524	216	1,140	721
Selling, general and administrative	1,217	688	2,725	2,330

Total stock-based compensation	$1,811	$948	$4,023	$3,165

     Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Weighted-average assumptions:
Expected option life	2.9 years	3.2 years	2.9 years	2.8 years
Risk-free interest rate	1.0%	1.4%	0.8%	1.3%
Expected volatility	95%	94%	97%	95%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$5.08	$5.25	$4.52	$3.16

     Stock Option Awards
     The following tables summarize stock option activity:

			Weighted-Average	Aggregate
	Number	Weighted-Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at October 1, 2010	2,900	$6.41	4.8 years
Granted	855	7.61
Exercised	(368)	3.05
Forfeited or expired	(469)	7.71

Outstanding at July 1, 2011	2,918	6.98	5.4 years	$7,168

Exercisable at July 1, 2011	1,376	$8.22	3.6 years	$3,524

Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	to Vest
(in thousands)
Service based	$4,579	1.5

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

The following tables summarize restricted stock award activity:

		Weighted-
		Average
	Number	Grant Date	Fair Value of
	of Shares	Fair Value	Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at October 1, 2010	680	$6.64
Granted	1,104	8.33
Vested	(226)	5.27	$1,640
Forfeited	(7)	5.51

Nonvested shares at July 1, 2011	1,551	$7.66

	Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	to Vest
	(in thousands)
Service based	$8,660	1.5
Market based	806	1.0

Stock awards	$9,466

5. Revolving Credit Facility and Convertible Senior Notes
     Revolving Credit Facility
     At July 1, 2011, the Company had no outstanding borrowings under its available $5.0 million revolving credit facility and was in compliance with all required covenants.
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
     The following table sets forth interest expense information related to the 3.75% convertible senior notes:

	Nine Months Ended
	July 1,	July 2,
	2011	2010
	(in thousands)
Interest expense — coupon	$—	$48
Interest expense — debt discount amortization	—	151

Total	$—	$199

Effective interest rate on the liability component for the period	—	14.68%

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
     The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of July 1, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
     The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	July 1,	October 1,
	2011	2010
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	886	1,190

Net carrying value of the liability component	$14,114	$13,810

     The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(in thousands)
Interest expense — coupon	$243	$244	$731	$731
Interest expense — debt discount amortization	102	99	304	295

Total	$345	$343	$1,035	$1,026

Effective interest rate on the liability for the period	9.20%	9.15%	9.20%	9.12%

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
     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief, and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Unless specifically noted below, during the period presented we have not: recorded any accrual for loss contingencies associated with the legal proceedings described below; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Based on its evaluation of matters which are pending or asserted, while there can be no assurance, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.
     In June 2011, the Company was notified by a customer, with whom there is an indemnification agreement, that it had settled an outstanding patent infringement claim against the customer that it asserts relates to products purchased from the Company. The customer requested that the Company contribute approximately $1.3 million to the settlement, representing its estimate of the Company’s pro rata share of the settlement and related legal fees. The Company has notified the customer that it believes the indemnification agreement does not apply to the contribution sought by the customer, and the Company intends to vigorously defend this position. The outcome of this litigation and any potential exposure to the Company cannot be reasonably estimated at this time. Accordingly, the Company has no liabilities recorded related to this, or other indemnification agreements, as of July 1, 2011.
7. Special Charges
Restructuring Charges
     The Company has, from time to time, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons.
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
     The following table sets forth charges incurred under the plan (in thousands):

Severance costs	$966
Abandoned technology	311

Total charges incurred	$1,277

     Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through July 1, 2011 were as follows:

	Workforce	Facility and
	Reductions	Other	Total
	(in thousands)
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(567)	—	(567)

Restructuring balance, July 1, 2011	$134	$—	$134

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
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At July 1, 2011, there was no remaining accrued restructuring balance related to these plans.
8. Income Taxes
     The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the effect of foreign earnings taxed at rates differing from the federal statutory rate.
     During the third quarter of fiscal 2011, the Company received a $3.1 million payment related to a foreign research and development credit. A portion of this payment was previously recorded as an unrecognized tax benefit. Reversal of this unrecognized tax benefit resulted in a $780,000 income tax benefit, which had a favorable impact on the effective tax rate.
9. Related Party Transactions
     In connection with a June 2003 distribution to stockholders of our former parent of all outstanding shares of common stock of Mindspeed, a warrant was issued to acquire approximately 6.1 million shares of common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 14% of the Company’s outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. For the nine months ended July 2, 2010, rent and operating expenses paid to the warrant holder were approximately $4.0 million. On June 26, 2010, the Company’s sublease of its corporate headquarters in Newport Beach, California from the warrant holder expired.
     In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. As of the fiscal quarter ended July 1, 2011, no amounts had been paid under the license agreement. The first payment of $875,000 is due and payable in July 2011.
10. Acquisition
     In April 2011, the Company completed the acquisition of substantially all of the assets of privately held IPG Communications, Inc, a software developer that specialized in advanced signal processing technologies for wideband code division multiple access, for $500,000 cash consideration. The purchase price was primarily allocated to the assigned intellectual property and is included in licensed and purchased intangibles on the accompanying balance sheet at July 1, 2011.

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
Overview
     Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks (WAN). We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing (formerly known as multiservice access), high-performance analog and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.
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
     Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.
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
     We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 58% of our net revenue for the first nine months of fiscal 2011 and approximately 50% of our net revenue for the first nine months of fiscal 2010. Our net revenue is well diversified globally, with 80% of our net revenue for the first nine months of fiscal 2011 coming from outside of the Americas. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. In the first nine months of fiscal 2011, 39% of our net revenue was derived from China as compared with 34% in the first nine months of fiscal 2010.
     We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $43.5 million on research and development in the first nine months of fiscal 2011 and $37.5 million in the first nine months of fiscal 2010. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.
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
     On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure, as well as its economy. Certain of our suppliers located outside Japan integrate components or use materials manufactured in Japan in the production of its products. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain. While we recognize that the crisis in Japan has impacted our supply chain, we have secured certain product commitments from our suppliers and therefore we do not currently believe these events will have a material impact on our operations in the fiscal fourth quarter of 2011 unless conditions worsen, including, but not limited to, power outages and expansion of evacuation zones around the nuclear power plants. Beyond the fiscal fourth quarter of 2011, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that we could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results.
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
Critical Accounting Policies and Estimates
     The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, inventories, stock-based compensation, deferred income taxes and uncertain tax positions, and impairment of long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010. Except as described below, there have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended July 1, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010.
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

Results of Operations
Net Revenue by Product Line
     The following table summarizes fiscal quarter net revenue by product line:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Communications convergence processing	$18,917	45%	$17,823	41%	$1,094	6.1%
High-performance analog	15,488	37%	14,332	33%	1,156	8.1%
WAN communications	7,811	18%	11,126	26%	(3,315)	-29.8%

Total net product revenue	42,216	100%	43,281	100%	(1,065)	-2.5%
Intellectual property	—	0%	—	0%	—

Net revenue	$42,216	100%	$43,281	100%	$(1,065)	-2.5%

     The decrease in our net revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was due to lower sales volumes for our WAN communications products, partially offset by an increase in demand for our communications convergence processing products and our high-performance analog products. Net revenue from our communications convergence processing products increased in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010 due to an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. This increase was partially offset by a decrease in net revenue from a slowdown in 3G investment which resulted in fewer shipments of wireless media gateways used in terminating calls between the public switch telephone network (PTSN) and wireless media gateways. Net revenue from high-performance analog products increased in the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010 due to increased demand for physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments. Net revenue from WAN communications products decreased in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to a slowdown in demand at several large customers, particularly in ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products.
     The following table summarizes year-to-date net revenue by product line:

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Communications convergence processing	$51,111	42%	$47,946	40%	$3,165	6.6%
High-performance analog	44,541	37%	39,442	33%	5,099	12.9%
WAN communications	23,160	19%	33,172	28%	(10,012)	-30.2%

Total net product revenue	118,812	98%	120,560	101%	(1,748)	-1.4%
Intellectual property	2,500	2%	—	0%	2,500

Net revenue	$121,312	100%	$120,560	101%	$752	0.6%

     The increase in net revenue for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was due to higher sales volume for our communications convergence processing products and high-performance analog products, as well as the sale of intellectual property, mostly offset by a decrease in demand for our WAN communications products. Net revenue from communications convergence processing products increased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to an increase in shipments of

CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Net revenue from high-performance analog products increased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to increased demand for both physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments, and our video products. Net revenue from WAN communications products decreased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to a slowdown in demand at several large customers, particularly in ATM-based systems. Net revenue from intellectual property licensing and sales increased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.
Net Revenue by Geographic Region
     The following table summarizes fiscal quarter net revenue by geographic region, based on country of destination:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Americas	$6,850	16%	$10,472	24%	$(3,622)	-34.6%
Europe, Middle East and Africa	3,641	9%	2,977	7%	664	22.3%
Asia-Pacific	31,725	75%	29,832	69%	1,893	6.3%

Net revenue	$42,216	100%	$43,281	100%	$(1,065)	-2.5%

     The decrease in Americas net revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was due to lower sales volumes of our WAN communications products and to a lesser extent lower sales volumes of our communications convergence processing products and our high-performance analog products. The increase in Europe, Middle East and Africa net revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was due to higher sales volumes of our communications convergence processing products and our high-performance analog products. The increase in Asia-Pacific net revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was due to higher sales volumes of our communications convergence processing products and our high-performance analog products partially offset by lower sales volumes of our WAN communications products.
     The following table summarizes fiscal year-to-date net revenue by geographic region, based on country of destination:

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Americas	$26,678	22%	$26,978	22%	$(300)	-1.1%
Europe, Middle East and Africa	10,324	9%	8,837	7%	1,487	16.8%
Asia-Pacific	84,310	69%	84,745	71%	(435)	-0.5%

Net revenue	$121,312	100%	$120,560	100%	$752	0.6%

     The decrease in Americas net revenue for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was due to lower sales volumes of our WAN communications products partially offset by an increase in sales volumes of our communications convergence processing products and our high-performance analog products. The increase in Europe, Middle East and Africa net revenue for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was due to higher sales volumes of our WAN communications products and communications convergence processing products. The decrease in Asia-Pacific net revenue for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was due to lower sales volumes of our WAN communications products partially offset by an increase in sales volumes of our communications convergence processing products and our high-performance analog products.
Gross Margin
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

     The following table presents fiscal quarter gross margin:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$26,249	62%	$27,780	64%	$(1,531)	-5.5%

     Gross margin decreased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due partially to a $1.1 million, or 2.5%, decrease in net revenue. The decrease in our gross margin as a percent of net revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily due to a change in product mix.
     The following table presents fiscal year-to-date gross margin:

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$76,781	63%	$77,263	64%	$(482)	-0.6%

     Gross margin decreased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as a result of a decrease in product revenue and a change in product mix partially offset by the favorable impact of intellectual property sales, with no associated costs.
Research and Development
     Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.
     The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$9,519		$7,904		$1,615	20.4%
Stock-based compensation	545		248		297	119.8%
Design & development costs	2,709		2,510		199	7.9%
Facilities	1,424		1,447		(23)	-1.6%
Depreciation	528		314		214	68.2%
Other	352		308		44	14.3%

Research and development	$15,077	36%	$12,731	29%	$2,346	18.4%

     R&D expenses increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to increased investment in our next generation products in both the wireless and enterprise markets that resulted in: an increase in personnel costs, including stock-based compensation, primarily resulting from increased headcount; an increase in the cost of engineering tools; and an increase in depreciation expense resulting from an increase in R&D related capital expenditures.

     The following table presents details of fiscal year-to-date R&D expenses:

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$26,409		$23,399		$3,010	12.9%
Stock-based compensation	1,189		782		407	52.0%
Design & development costs	9,236		6,857		2,379	34.7%
Facilities	4,191		4,665		(474)	-10.2%
Depreciation	1,432		959		473	49.3%
Other	1,068		878		190	21.6%

Research and development	$43,525	36%	$37,540	31%	$5,985	15.9%

     R&D expenses increased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to increased investment in our next generation products in both the wireless and enterprise markets that resulted in: an increase in design and development costs, including engineering tools and contracted engineering services; and an increase in personnel costs, including stock-based compensation, as a result of increased headcount.
Selling, General and Administrative
     Selling, general and administrative (SG&A) expenses consisted of: personnel costs, including stock-based compensation; independent sales representative commissions; product marketing; applications engineering and other marketing costs. In addition, SG&A expenses consisted of the costs of corporate support functions, including: accounting, finance, legal, human resources, information systems and communications.
     The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$6,458		$6,474		$(16)	-0.2%
Stock-based compensation	1,249		735		514	69.9%
Professional fees & outside services	1,138		992		146	14.7%
Facilities	794		829		(35)	-4.2%
Depreciation	179		135		44	32.6%
Other	1,216		1,025		191	18.6%

Selling, general and administrative	$11,034	26%	$10,190	24%	$844	8.3%

     SG&A expenses increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to an increase in stock-based compensation.

     The following table presents details of fiscal year-to-date SG&A expenses:

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$19,290		$19,006		$284	1.5%
Stock-based compensation	2,798		2,434		364	15.0%
Professional fees & outside services	3,012		3,006		6	0.2%
Facilities	2,478		2,698		(220)	-8.2%
Depreciation	488		400		88	22.0%
Other	3,258		2,671		587	22.0%

Selling, general and administrative	$31,324	26%	$30,215	25%	$1,109	3.7%

     SG&A expenses increased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to an increase in personnel-related costs, including stock-based compensation, as well as an increase in travel costs related to increased sales activities mainly occurring in the first quarter of fiscal 2011.
Special Charges
     Special charges consisted of the following:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
		(in thousands)
Restructuring charges/(reversals)	$—	$(184)	$(18)	$605

Restructuring Charges
     We have, from time to time, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.
     Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in our WAN communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. The following table sets forth charges incurred under the plan:

Severance costs	$966
Abandoned technology	311

Total charges incurred	$1,277

     Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through July 1, 2011 were as follows:

	Workforce	Facility and
	Reductions	Other	Total
	(in thousands)
Restructuring balance, October 1, 2010	$701	$—	$701
Cash payments	(567)	—	(567)

Restructuring balance, July 1, 2011	$134	$—	$134

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
     At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first nine months of fiscal 2011, the amounts left to be paid under these plans were paid and the remaining accrued amounts were reversed. At July 1, 2011, there was no remaining accrued restructuring balance related to these plans.
Interest Expense
     Interest expense primarily consisted of interest on our convertible senior notes. The following tables present details of fiscal quarter and fiscal year-to-date interest expense:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$398	1%	$396	1%	$2	0.5%

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$1,195	1%	$1,419	1%	$(224)	-15.8%

     Interest expense decreased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to the repayment of the remaining $10.5 million due under our 3.75% convertible senior notes during the first quarter of fiscal 2010.
Other Income, Net
     Other income, net, principally consists of interest income, foreign exchange gains and losses and other non-operating gains and losses. The following tables present details of fiscal quarter and fiscal year-to-date other income (expense), net:

	Three Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Other Income/(Expense), Net	$(26)	0%	$323	1%	$(349)	-108.0%

	Nine Months Ended
	July 1,	% of Net	July 2,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Other Income/(Expense), Net	$(67)	0%	$524	0%	$(591)	-112.8%

     Other income/(expense), net, decreased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to minor foreign exchange losses recorded in the third quarter of fiscal 2011, whereas foreign exchange gains were recorded in the third quarter of fiscal 2010.
     Other income/(expense), net, decreased for the nine months ended July 1, 2011, as compared to the nine months ended July 2, 2010, primarily due to minor foreign exchange losses recorded in the second and third quarters of fiscal 2011, whereas foreign exchange gains were recorded in the second and third quarters of fiscal 2010.
Income Taxes
     Our provision (benefit) for income taxes for the first three and nine months of fiscal 2011 and 2010 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years), which arose during the first quarter of fiscal 2010 and the second quarter of fiscal 2011 will not be realized. At October 2, 2010, based on the available objective evidence, we believed it was more likely than not that our deferred tax assets would not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at July 1, 2011. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time. In the first nine months of fiscal 2011, we generated operating income. A substantial portion of this operating income will be offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings in the current period. During April 2011, we received a payment related to a foreign research and development credit. A portion of this payment had been recorded as an unrecognized tax benefit. Reversal of this unrecognized tax benefit resulted in a $780,000 income tax benefit, which was recorded in the third quarter of fiscal 2011.
Liquidity and Capital Resources
     Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales.
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
     The following table presents details of our working capital and cash and cash equivalents:

	July 1,	October 1,	Increase/
	2011	2010	(Decrease)
	(in thousands)
Working capital	$54,501	$53,762	$739

Cash and cash equivalents	$43,227	$43,685	$(458)

     Cash and cash equivalents decreased as a result of cash used in our investing activities to make payments under license agreements and the purchases of property, plant and equipment. The cash used in our investing activities was mostly offset by cash provided by operating activities and financing activities.

     The following table presents the major components of the consolidated statements of cash flows:

	Nine Months Ended
	July 1,	July 2,
	2011	2010
	(in thousands)
Net cash provided by/(used in):
Net income	$1,404	$7,843
Non-cash operating expenses, net	10,217	10,547
Changes in operating assets and liabilities:
Receivables	9,141	(10,881)
Inventories	(10,167)	92
Current deferred tax asset	2,434	—
Other assets, net	(265)	106
Accounts payable	495	3,070
Deferred income on sales to distributors	980	1,068
Restructuring charges	(569)	(1,005)
Accrued compensation and benefits	(4,128)	248
Accrued expenses and other current liabilities	730	625
Other liabilities, net	134	(738)

Net cash provided by operating activities	10,406	10,975
Net cash used in investing activities	(12,768)	(4,945)
Net cash provided by financing activities	1,902	7,093
Effect of foreign exchange rate changes on cash	2	93

Increase/(decrease) in cash and cash equivalents	$(458)	$13,216

     Operating Activities
     Operating activities provided cash for the nine months ended July 1, 2011 due to net income and net non-cash operating expenses, offset by net cash used by changes in operating assets and liabilities. Significant non-cash operating expenses included stock-based compensation expense, depreciation and amortization and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included an increase in inventories resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disaster could have on production and a decrease in accrued compensation and benefits mainly due to the fiscal 2010 management bonus that was paid in early fiscal 2011. These cash outflows were mostly offset by a decrease in receivables due to the timing of product shipments and cash receipts and a decrease in our current deferred tax asset due to the receipt of cash related to a foreign research and development credit.
     Operating activities provided cash for the nine months ended July 2, 2010 due to net income and net non-cash operating expenses, offset in part by net cash used by changes in operating assets and liabilities. Significant non-cash operating expenses included depreciation and amortization, stock-based compensation expense, amortization of licensed and purchased intangibles, inventory provision and restructuring charges. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included an increase in accounts receivable as a result of the timing of product shipments and cash receipts, partially offset by an increase in accounts payable as a result of the timing of cash payments.

     Investing Activities
     Investing activities used cash for the nine months ended July 1, 2011 due to payments under licensed and purchased intangibles of $6.8 million and the purchase of property, plant and equipment of $5.8 million.
     Investing activities used cash for the nine months ended July 2, 2010 due to the purchase of property, plant and equipment of $3.8 million and payments under licensed and purchased intangibles of $1.1 million.
     Financing Activities
     Financing activities provided cash for the nine months ended July 1, 2011 due to $2.7 million in proceeds from equity compensation programs, partially offset by $362,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $402,000 in payments made on capital lease obligations.
     Financing activities provided cash for the nine months ended July 2, 2010 primarily due to $10.5 million paid in the first quarter of fiscal 2010 to retire the remaining principal amount of our 3.75% convertible senior notes, which matured in November 2009, offset by $17.0 million in net proceeds received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010. In addition, we received $1.5 million in proceeds from equity compensation programs.
   Revolving Credit Facility and Convertible Senior Notes
   Revolving Credit Facility
     On September 30, 2008, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. Under the loan and security agreement, SVB agreed to provide us with a three-year revolving credit line of up to $15.0 million, subject to availability against certain eligible accounts receivable, for the purposes of: (i) working capital; (ii) funding our general business requirements; and (iii) repaying or repurchasing our 3.75% convertible senior notes due in November 2009. In April 2010, we amended the loan and security agreement and reduced the maximum amount available under the revolving credit line from $15.0 million to $5.0 million. This amendment was initiated in order to reduce fees due under the agreement. Our indebtedness to SVB under the loan and security agreement is guaranteed by three of our domestic subsidiaries and secured by substantially all of the domestic assets of the Company and such subsidiaries, other than intellectual property. The security and loan agreement expires in September 2011. We are currently assessing our future financing needs.
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
     As of July 1, 2011, we were in compliance with all required covenants and had no outstanding borrowings under our revolving credit facility with SVB.

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
     6.50% Convertible Senior Notes due 2013
     We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At July 1, 2011, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.
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
     For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At July 1, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.
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
Interest Rate Risk
     Our cash and cash equivalents are not subject to significant interest rate risk. As of July 1, 2011, the carrying value of our cash and cash equivalents approximated fair value.
     At July 1, 2011, our debt consisted of long-term convertible senior notes, which bear interest at a fixed rate of 6.50% per annum. Therefore, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity. In addition, we have a revolving credit facility. Advances under our credit facility bear interest at a variable rate ranging from prime plus 0.25% to a maximum rate of prime plus 1.25%, as determined in accordance with the interest rate grid set forth in the loan and security agreement. If the prime rate increases, thereby increasing our effective borrowing rate by the same amount, cash interest expense related to the credit facility would increase dependent on any outstanding borrowings. Because there were no outstanding borrowings on the credit facility as of July 1, 2011, any change in the prime interest rate would have no effect on our obligations under the credit facility.
Foreign Exchange Risk
     We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.
     Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At July 1, 2011, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at July 1, 2011, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of July 1, 2011, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Although we are currently generating net income, we have incurred significant losses in prior periods. Our net revenue and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
     The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including deteriorations in general economic conditions, labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. Certain of our Asian suppliers integrate components or use materials manufactured in Japan in the production of our products. The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. We continue to monitor the effect of the events in Japan on inventory levels throughout the supply chain. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. While we recognize that the recent crisis in Japan has impacted our supply chain, we do not currently believe these events will have a material impact on our operations in the fiscal fourth quarter of 2011 unless conditions worsen, including, but not limited to, power outages and expansion of evacuation zones around the nuclear power plants. Beyond the fiscal fourth quarter of 2011, there is a risk that we could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.
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
     In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. If we do not meet the requirements for continued quotation on the Nasdaq Global Select Market (NASDAQ), our common stock could be delisted which would adversely affect the ability of investors to sell shares of our common stock and could otherwise adversely affect our business.
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
     A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 78% of our net revenue for the first nine months of fiscal 2011 and fiscal 2010. China is a particularly important international market for us, as more than 38% of our revenue for the first nine months of fiscal 2011 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. Certain of our suppliers integrate components or use materials manufactured in Japan in the production of our products. The recent earthquake and tsunami in Japan have disrupted the global supply chain for components manufactured in Japan that are incorporated in our products or included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the occurrences in Japan could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end products. We continue to monitor the effect of the events in Japan on end demand patterns and inventory levels throughout the supply chain.
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
     Although we generated cash through operating activities in the first three quarters of fiscal 2011 and during fiscal 2010, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales. We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.
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
     Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 58% of our revenue for the first nine months of fiscal 2011 and 50% of our revenue for the first nine months of fiscal 2010.
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
     At July 1, 2011, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Total Number
	of Shares	Average Price
	(or Units)	Paid per Share
	Purchased (a)	(or Unit)
April 2, 2011 to April 29, 2011	—	$—
April 30, 2011 to May 27, 2011	3,168	8.66
May 28, 2011 to July 1, 2011	5,808	7.59

	8,976	$7.97

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

10.1	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.2	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.3	Mindspeed Technologies, Inc. Indemnification Agreement, dated May 6, 2011, by and between Kristen M. Schmidt and the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*†10.4	Confidential Severance and General Release Agreement, effective May 21, 2011, by and between the Registrant and Anil Mankar.

*10.5	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

*10.6	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.7	Summary of Senior Vice President, Worldwide Sales, Cash Bonus Arrangement.

*10.8	Termination Agreement, effective May 6, 2011, by and between the Registrant and Bret W. Johnsen.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)
Date: August 5, 2011	By	/s/ KRISTEN M. SCHMIDT
Kristen M. Schmidt
Interim Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

*†10.4	Confidential Severance and General Release Agreement, effective May 21, 2011, by and between the Registrant and Anil Mankar.

*10.5	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

*10.6	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.7	Summary of Senior Vice President, Worldwide Sales, Cash Bonus Arrangement.

*10.8	Termination Agreement, effective May 6, 2011, by and between the Registrant and Bret W. Johnsen.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.