Form 10-K
period 2011-09-30
MINDSPEED TECHNOLOGIES, INC
filed 2011-11-18
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $262.5 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s Common Stock as of October 28, 2011 was 34,496,900.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “may,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

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

•

the sufficiency of our existing sources of liquidity, along with cash expected from product sales to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

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

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our belief that our properties are well maintained, are in good sound operating condition and contain all the equipment and facilities to operate at present levels;

•	our expectations regarding the cyclical nature of the semiconductor industry; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	fluctuations in the price of our common stock;

•	successful development and introduction of new products;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	cash requirements and terms and availability of financing;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	our ability to attract and retain qualified personnel;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	lengthy sales cycles;

•	business acquisitions and investments;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise. Mindspeed®, Mindspeed Technologies®, Comcerto® and Transcede® are registered trademarks or trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

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

communications convergence processing, high-performance analog and wide area networking communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor system-on-chip (SoC) solutions for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our wide area networking (WAN) communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•

Communications Convergence Processing — triple-play access gateways for Voice-over-Internet protocol (VoIP) and data processing platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

•

High-Performance Analog — next-generation fiber access network equipment (including passive optical networking, or PON, systems); switching and signal conditioning products supporting fiber-to-the-premise, optical transport networks (OTN), storage and server systems and broadcast video, inclusive of routers and other systems that are driving the migration to 3G high-definition (HD) transmission; and

•	WAN Communications — circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.

We believe the breadth of our product portfolio, combined with more than three decades of experience in semiconductor hardware, software and communications systems engineering, provides us with a competitive advantage. We have proven expertise in signal, packet and transmission processing technologies, which are critical core competencies for successfully defining, designing and implementing advanced semiconductor products for next-generation network infrastructure equipment. We have cultivated and continue to initiate and foster close relationships with leading network infrastructure OEMs to understand emerging markets, technologies and standards. We focus our research and development efforts on applications in the segments of the telecommunications network which we believe offer the most attractive growth prospects. Our business is fabless, which means we outsource all of our manufacturing needs, and we do not own or operate any semiconductor manufacturing facilities. We believe being fabless allows us to minimize operating infrastructure and capital expenditures, maintain operational flexibility and focus our resources on the design, development and marketing of our products.

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

Broadband Access service areas of the telecommunications network refer to the “last mile” of a telecommunications or cable service provider’s physical network (including copper, fiber optic or wireless transmission), including network infrastructure equipment that connects end-users (typically located at a business or residence) with metropolitan and wide area networks. For this portion of the network, infrastructure equipment requires semiconductors that enable reliable, high-speed connectivity capable of aggregating or disaggregating and transporting multiple forms of voice, data and video traffic. In addition, communications semiconductors must accommodate multiple transmission standards and communications protocols to provide a bridge between dissimilar access networks; for example, connecting wireless base station equipment to a wireline network, and enabling the computationally complex processing that is required in order for carriers to meet cellular data service demands with limited available spectrum. Typical network infrastructure equipment found at the edge of the broadband access service area that use our products include optical node units, optical line terminals, remote access concentrators, digital subscriber line (DSL) access multiplexers, broadband customer premises equipment gateways, mixed-media gateways, wireless base stations, digital loop carrier equipment and media converters.

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

•

integration, transmission and receiving of multi-gigabit serial data streams over optical and copper media to solve difficult system challenges in synchronous optical network (SONET), OTN, dense wavelength division multiplexing (DWDM) telecommunications equipment, broadcast video systems, and enterprise storage, networking and computing applications; and

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

Strategy

Our objective is to grow our business profitably and to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key enterprise, broadband access and metro service area market segments. To achieve this objective, we are pursuing the following strategies:

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

In addition, we offer highly integrated products, such as our family of Comcerto packet processors that provide our customers with a complete hardware and software solution in a single device. These integrated products perform functions typically requiring multiple discrete components and software, and combine the programmability of alternative general-purpose DSP solutions with the superior performance and power efficiency of a multi-processor solution with selected application-specific fixed-function acceleration. Our multi-core SoC expertise is also becoming increasingly important as network infrastructure equipment requires more and more computational complexity to solve difficult multi-layered signal processing challenges. To enable the integration of more and more processing cores into SoC devices, we have developed proprietary intellectual property for managing large arrays of DSPs, including task-scheduling technology that has been field-proven and steadily enhanced through several generations of triple-play edge gateways used for complex packet-processing applications.

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

Additionally, we have aligned with key strategic partners to collaborate on advanced multi-core SoC architectures that we believe are critical for next-generation, ultra-low-power communications processing solutions. For instance, our work with ARM Holdings plc has resulted in 12 generations of power-efficiency advances, initially for carrier-class convergence processors and more recently for triple-play home-gateway platforms, as well as for our Transcede products. Power efficiency is becoming increasingly important as our customers adopt a variety of energy-efficiency initiatives, including the European Union energy-consumption guidelines for broadband equipment.

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

Communications Convergence Processing Products

Our software-configurable communications convergence processing products serve as bridges for transporting video, voice, fax and modem transmissions between circuit-switched and packet-based fixed and mobile networks, and across network boundaries. Our DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of voice compression techniques, echo cancellers and communications protocols. These products process and translate voice and data and perform various management and reporting functions. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different networks. Supported services include video and VoIP, Voice-over-ATM (VoATM) and Voice-over-DSL services, as well as wireline-to-wireless connectivity.

Our communications convergence processing products include the eighth-generation Comcerto family for fiber-access service delivery, and our Transcede family of 3G/4G base station baseband processors that extend our proven multi-core processing expertise into the mobile infrastructure.

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

The Comcerto 100 series broadband services processor is designed to support secure triple-play (voice, video and data) networks for residential and small office/home office markets. The Comcerto 100 series processor integrates high-performance security processing, packet processing and quality of service (QoS) capabilities for next-generation broadband customer premises equipment enabling service providers to deliver sophisticated multi-media content to their subscribers.

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

Our Transcede family extends our multi-core processor to deliver highly integrated baseband solutions for 3G/4G base stations. Transcede is designed to meet the huge increase in base station diversity and computational complexity caused by the mobile Internet’s migration from a voice- to data-centric mobile network. Transcede is designed to enable the development of a wide range of equipment, from picocells and enterprise femtocells serving a relatively small number of subscribers to microcells and macrocells serving hundreds or thousands of subscribers. Demand for this diverse set of platforms is being driven by the need for carriers to offload mobile data traffic and bridge today’s 3G coverage and performance gaps, while paving the way for next-generation 4G and long-term evolution (LTE) networks.

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

Our switching products include a family of high-speed crosspoint switches capable of switching traffic beyond 8 Gbps within various types of network switching equipment. These crosspoint switches direct, or transfer, a large number of high-speed data input streams, regardless of traffic type, to different connection trunks for rerouting the information to new destination points in the network. Crosspoint switches are often used to provide redundant traffic paths in networking equipment to protect against the loss of critical data from spurious network outages or failures that may occur from time to time. Target equipment applications for our switching products include OTN systems, add-drop multiplexers, high-density IP switches and storage-area routers. In addition, we offer crosspoint switches optimized for standard and high-definition broadcast video routing and production switching applications.

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

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 60% of our revenue for fiscal 2011. For fiscal 2011, distributor Alltek Technology Corporation accounted for 23% of our net revenue and distributor Avnet, Inc. accounted for 19% of our net revenue.

Our top direct OEM customer for fiscal 2011 was Zhongxing Telecom Equipment Corp. (ZTE), who accounted for 9% of our net revenue. Huawei Technologies Co. Ltd. was also a significant direct OEM customer and accounted for a total of 7% of our net revenue. We believe that our significant indirect network infrastructure OEM customers for fiscal 2011 also included Mitsubishi Electric Corporation, Oki Electric Industry Co., Ltd and Alcatel-Lucent.

Our customer base is widely dispersed geographically. Revenue derived from customers located in the Americas region was 21%, in the Europe region was 8% and in the Asia-Pacific region was 71% of our total revenue for fiscal 2011. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 3 and Note 17 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization that is currently comprised of 87 employees located in three domestic and eight international sales locations. Our marketing, sales and field applications engineering teams, augmented by 12 electronic component distributors and three sales representative organizations, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Our principal competitors are Cavium Networks Inc., Freescale Semiconductor, Inc., Gennum Corporation, Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Inc. and Vitesse Semiconductor Corporation.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We currently have 363 employees engaged in research and development activities. On research and development activities, we spent approximately $59.2 million in fiscal 2011, $51.4 million in fiscal 2010 and $50.7 million in fiscal 2009. We perform research and product development activities at our headquarters in Newport Beach, California and at 13 design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to regions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to timely develop and introduce new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

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

Employees

We currently have 541 full-time employees, approximately 378 of whom are engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past eight years since our inception. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as demand for network infrastructure equipment, the timing of receipt, reduction or cancellation of significant orders, fluctuations in the levels of component inventories held by our customers, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to timely develop, introduce and market new products and technologies, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes and the timing and extent of product development costs.

Available Information

We maintain an Internet website at www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Our Code of Business Conduct and Ethics, Guidelines on Corporate Governance and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices.

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

Our operating results are subject to substantial quarterly and annual fluctuations.

We have incurred significant losses in prior periods. Our net revenue and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to timely develop, introduce, market and support new products and technologies;

•	availability and cost of products from our suppliers;

•	intellectual property disputes;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields; and

•	significant warranty claims, including those not covered by our suppliers.

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

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including deteriorations in general economic conditions, labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. Due to cross dependencies, supply chain disruptions could negatively impact demand of our products including, for example, if our customers are unable to obtain sufficient supply of other components required for their end product. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	limitations placed on our investors by our stockholders rights agreement, which is designed to protect our net operating loss carryforwards;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Our success depends on our ability to timely develop competitive new products and keep abreast of the rapid technological changes in our market.

Our operating results will depend largely on our ability to continue to timely introduce new and enhanced semiconductor products, as well as our ability to keep abreast of rapid technological changes in our markets. Our products could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the technologies related to our products. The introduction of new technology representing a substantial advance over current technology could adversely affect demand for our existing products. Currently accepted industry standards are also subject to change, which may also contribute to the obsolescence of our products. If we are unable to develop and introduce new or enhanced products in a timely manner, our business may be adversely affected.

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

We may not have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products, particularly if we are required to take further cost reduction actions. Furthermore, we are required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We may be unable to timely develop and introduce new or enhanced products, our products may not satisfy customer requirements or achieve market acceptance, or we may be unable to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors.

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

Although we generated cash through operating activities in fiscal 2011 and fiscal 2010, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales. We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

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

Some of our engineers are foreign nationals working in the U.S. under work visas. The visas permit qualified foreign nationals working in specialty occupations, such as certain categories of engineers, to reside in the U.S. during their employment. The number of new visas approved each year may be limited and may restrict our ability to hire additional qualified technical employees. In addition, immigration policies are subject to change, and these policies have generally become more stringent since the events of September 11, 2001. Any additional significant changes in immigration laws, rules or regulations may further restrict our ability to retain or hire technical personnel.

We are subject to the risks of doing business internationally.

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 79% of our net revenue for fiscal 2011 and 77% in fiscal 2010. China is a particularly important international market for us, as approximately 38% of our revenue for fiscal 2011 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	tax laws;

•	natural disasters, including earthquakes or flooding;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	disruptions of capital and trading markets;

•	acts of terrorism;

•	wage inflation;

•	accounts receivable collection and longer payment cycles;

•	the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans and import or export licensing requirements;

•

existing or future environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the contents of our products, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety;

•	limitations on our ability under local laws to protect our intellectual property; and

•	cultural differences in the conduct of business.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 60% of our revenue for fiscal 2011 and 47% of our revenue for fiscal 2010.

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

As of September 30, 2011, we had net operating loss carryforwards of approximately $629.4 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a stockholders rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

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

At September 30, 2011, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

A warrant is outstanding to acquire approximately 6.1 million shares of our common stock at a price of $16.74 per share, as adjusted, exercisable through June 27, 2013, representing approximately 13% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If the warrant holder sells the warrant or if it or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced.

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

Currently, we occupy our headquarters located in Newport Beach, California (which includes design and sales offices), 13 design centers and 11 sales locations. These facilities had an aggregate floor space of approximately 180,000 square feet, all of which is leased, consisting of approximately 97,000 square feet at our headquarters, 64,000 square feet at our design centers and 23,000 square feet at our sales locations. The lease on our headquarters extends through December 2012. We may, at our option, extend the lease for an additional five-year term. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

Through our design centers, we provide design engineering and product application support and after-sales service to our OEM customers. The design centers are strategically located to take advantage of key technical and engineering talent worldwide.

Item 3.	Legal Proceedings

We are currently not engaged in legal proceedings that require disclosure under this Item. We are, from time to time, subject to legal proceedings and claims that arise in the normal course of our business. We do not believe that the ultimate outcome of any such currently pending matters, if any, arising in the normal course of business will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “MSPD.” The following table lists the high and low closing sales price of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2011
Quarter ended December 31, 2010	$8.21	$5.58
Quarter ended April 1, 2011	8.70	6.19
Quarter ended July 1, 2011	9.11	7.37
Quarter ended September 30, 2011	8.31	5.07
Fiscal 2010
Quarter ended January 1, 2010	$4.94	$3.10
Quarter ended April 2, 2010	8.56	4.74
Quarter ended July 2, 2010	10.71	6.67
Quarter ended October 1, 2010	9.27	6.09

Recent Share Prices and Holders

The last reported sale price of our common stock on November 16, 2011 was $5.74 and there were approximately 27,316 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return on our common stock against the cumulative return of the Nasdaq U.S. Index and the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on September 29, 2006, in each of our common stock, the Nasdaq U.S. Index and the Nasdaq Electronic Components Index and that all dividends were reinvested. No cash dividends have been paid or declared on our common stock. We maintain a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30.

	Cumulative Total Return
	September 29, 2006	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011
Mindspeed Technologies, Inc.	$100.00	$100.00	$24.05	$35.26	$89.36	$60.12
Nasdaq U.S. Index	100.00	118.37	87.00	72.31	84.69	88.00
Nasdaq Electronic Components Index	100.00	129.63	82.65	92.31	98.47	112.25

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet be Purchased Under the Plans or Programs
July 2, 2011 to July 29, 2011	—	$—	—	—
July 30, 2011 to August 26, 2011	3,650	$6.24	—	—
August 27, 2011 to September 30, 2011	5,808	$5.29	—	—

	9,458	$5.66	—	—

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

	September 30, 2011	October 1, 2010	October 2, 2009	October 3, 2008	September 28, 2007
	(in thousands, except per share amounts)
Statement of Operations Data
Net revenue:
Products	$159,589	$165,379	$121,552	$144,349	$125,805
Intellectual property	2,500	12,800	5,000	16,350	2,000

Total net revenue	162,089	178,179	126,552	160,699	127,805
Cost of goods sold (including impairments and other charges of $3,667 in fiscal 2009)	60,292	59,840	49,981	47,625	42,334

Gross margin	101,797	118,339	76,571	113,074	85,471
Operating expenses:
Research and development	59,174	51,367	50,650	56,217	57,447
Selling, general and administrative	42,118	41,419	41,582	46,984	43,385
Special charges(1)	1,032	2,684	6,896	211	4,724

Total operating expenses	102,324	95,470	99,128	103,412	105,556

Operating (loss)/income	(527)	22,869	(22,557)	9,662	(20,085)
Interest expense	(1,595)	(1,817)	(3,127)	(5,310)	(5,248)
Other income, net	1,608	424	1,052	544	522

(Loss)/income before income taxes	(514)	21,476	(24,632)	4,896	(24,811)
Provision for income taxes	241	406	482	611	111

Net (loss)/income	$(755)	$21,070	$(25,114)	$4,285	$(24,922)

Net (loss)/income per share:
Basic	$(0.02)	$0.70	$(1.04)	$0.19	$(1.12)
Diluted	$(0.02)	$0.65	$(1.04)	$0.18	$(1.12)
Shares used in computation of net (loss)/income per share:
Basic	32,279	30,260	24,156	23,046	22,516
Diluted	32,279	34,579	24,156	23,202	22,516

	September 30, 2011	October 1, 2010	October 2, 2009	October 3, 2008	September 28, 2007
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$45,227	$43,685	$20,891	$43,033	$25,796
Working capital	50,346	53,762	14,223	50,277	35,814
Total assets	110,611	108,684	62,463	100,413	82,008
Long-term debt	14,216	13,810	13,415	40,749	37,308
Long-term capital leases	111	574	269	—	—
Stockholders’ equity	69,412	61,636	18,890	32,666	21,904

(1)	Special charges consist of asset impairments and restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, high-performance analog and wide area networking communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•

Communications Convergence Processing — triple-play access gateways for Voice-over-Internet protocol (VoIP) and data processing platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

•

High-Performance Analog — next-generation fiber access network equipment (including passive optical networking, or PON, systems); switching and signal conditioning products supporting fiber-to-the-premise, optical transport networks (OTN), storage and server systems and broadcast video, inclusive of routers and other systems that are driving the migration to 3G high-definition (HD) transmission; and

•	WAN communications — circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols.

Our customers include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation , Nokia Siemens Networks and Zhongxing Telecom Equipment Corp.

We report on a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010. Fiscal year 2009 comprised 52 weeks and ended on October 2, 2009.

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to HD.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 60% of our revenue for fiscal 2011. Our revenue is well diversified globally, with 79% of fiscal 2011 revenue coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. Approximately 38% of our revenue for fiscal 2011 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $59.2 million on research and development in fiscal 2011. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, income taxes and impairment of long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

Revenue Recognition — We generate revenue from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.

We recognize revenue on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

We recognize revenue on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manners discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors; however, the amount of gross margin we recognize in future periods is typically less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 3 to our consolidated financial statements.

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

Deferred Income Taxes and Uncertain Tax Positions — We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient positive evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly. We follow ASC 740, Income Taxes, for the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Impairment of Long-Lived Assets — We regularly monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment including whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. See Notes 12 and 13 to our consolidated financial statements for a discussion of the impairment of certain long-lived assets.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Results of Operations

Net Revenue

The following table summarizes net revenue by product line for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Communications convergence processing	$71,652	44%	$66,923	38%	$4,729	7.1%
High-performance analog	59,240	36%	54,311	30%	4,929	9.1%
WAN communications	28,697	18%	44,145	25%	(15,448)	-35.0%

Total net product revenue	159,589	98%	165,379	93%	(5,790)	-3.5%
Intellectual property	2,500	2%	12,800	7%	(10,300)	-80.5%

Net revenue	$162,089	100%	$178,179	100%	$(16,090)	-9.0%

The decrease in our net revenue for fiscal 2011 compared to fiscal 2010 mainly reflects lower sales volumes in our WAN communications products and lower revenue from the sale of intellectual property. These decreases were partially offset by higher sales volume in our communications convergence processing products and our high- performance analog products. Net revenue from our WAN communications products decreased in fiscal 2011 compared to fiscal 2010 due to a slowdown in demand at several large customers, particularly in ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products. Net revenue from intellectual property licensing and sales decreased in fiscal 2011 compared to fiscal 2010 due to a decline in intellectual property sales in fiscal 2011. Net revenue from our communications convergence processing products increased in fiscal 2011 when compared to fiscal 2010, due to an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Within communications convergence processing, we also experienced an increase in shipments for FTTB deployments, particularly to customers in China. Net revenue from high-performance analog products increased in fiscal 2011 when compared to fiscal 2010, primarily due to increased demand for physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments.

The following table summarizes net revenue by product line for fiscal 2010 compared to fiscal 2009:

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Communications convergence processing	$66,923	38%	$49,452	39%	$17,471	35.3%
High-performance analog	54,311	30%	39,084	31%	15,227	39.0%
WAN communications	44,145	25%	33,016	26%	11,129	33.7%

Total net product revenue	165,379	93%	121,552	96%	43,827	36.1%
Intellectual property	12,800	7%	5,000	4%	7,800	156.0%

Net revenue	$178,179	100%	$126,552	100%	$51,627	40.8%

For fiscal 2010, the increase in our net revenue compared to fiscal 2009 primarily reflects higher sales volume in all three of our product families, as well as an increase in the sales and licensing of our intellectual property. Net revenue from our communications convergence processing products increased in fiscal 2010 compared to fiscal 2009, mainly reflecting an increase in shipments of our CPE products, which are used in broadband home gateways and other equipment used by service providers in fiber-to-the-home deployments in order to deliver voice, data and video services to residential subscribers. Within communications convergence processing, we also experienced an increase in shipments for FTTB deployments, particularly to customers in China. Net revenue from our high-performance analog products increased when comparing fiscal 2010 to fiscal 2009 due primarily to increased demand for crosspoint switches primarily related to strength in the optical transport market and broadcast video market, and increased demand for our physical media devices as we expanded into the gigabit passive optical networking (GPON) market. Net revenue from our WAN communications products increased mainly reflecting an increase in shipments of our network processor products and our carrier Ethernet products in fiscal 2010. Net revenue from intellectual property licensing and sales increased in fiscal 2010 compared to fiscal 2009, due to the sale of certain intellectual property in two significant transactions in the fourth quarter of fiscal 2010.

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

The following table presents gross margin for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Gross margin	$101,797	63%	$118,339	66%	$(16,542)	-14.0%

Our gross margin for fiscal 2011 decreased from fiscal 2010, principally reflecting a $5.8 million decrease in product sales and a $10.3 million decrease in intellectual property revenue in fiscal 2011. The decrease in our gross margin as a percent of net revenue for fiscal 2011 compared to fiscal 2010 was primarily due to a decrease in the sale of intellectual property, which had little associated cost, as well as a change in product mix.

The following table presents gross margin for fiscal 2010 compared to fiscal 2009:

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Gross margin	$118,339	66%	$76,571	61%	$41,768	54.5%

Our gross margin for fiscal 2010 increased from fiscal 2009, principally reflecting an increase in both product and intellectual property revenue in fiscal 2010, as well as the effect of asset impairment charges recorded in the second quarter of fiscal 2009. Our fiscal 2010 product sales increased $43.8 million, or 36%, compared to fiscal 2009 and our sale or licensing of intellectual property increased $7.8 million, or 156%. The increase in our gross margin as a percent of net revenue for fiscal 2010 compared to fiscal 2009 was primarily due to the effect of asset impairment charges incurred in fiscal 2009 and increased sales of higher margin intellectual property in fiscal 2010.

Research and Development

Our research and development (R&D) expenses consist principally of direct personnel costs, photomasks, electronic design automation tools and pre-production evaluation and test costs.

The following table presents details of research and development expense for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$35,992		$32,170		$3,822	11.9%
Stock-based compensation	1,783		1,004		779	77.6%
Design and development costs	12,299		9,689		2,610	26.9%
Facilities	5,605		5,928		(323)	-5.4%
Depreciation	2,015		1,299		716	55.1%
Other	1,480		1,277		203	15.9%

Research and development	$59,174	37%	$51,367	29%	$7,807	15.2%

The increase in R&D expenses for fiscal 2011 compared to fiscal 2010 was primarily driven by increased investment in our next generation products in both the wireless and enterprise markets that resulted in an: increase in design and development costs, including engineering tools, contracted engineering services and depreciation on engineering equipment; and increase in personnel costs, including stock-based compensation, as a result of increased headcount.

The following table presents details of research and development expense for fiscal 2010 compared to fiscal 2009:

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$32,170		$30,653		$1,517	4.9%
Stock-based compensation	1,004		765		239	31.2%
Design and development costs	9,689		9,914		(225)	-2.3%
Facilities	5,928		6,827		(899)	-13.2%
Depreciation	1,299		1,224		75	6.1%
Other	1,277		1,267		10	0.8%

Research and development	$51,367	29%	$50,650	40%	$717	1.4%

The increase in R&D expenses for fiscal 2010 compared to fiscal 2009 was primarily driven by an increase in compensation and personnel-related costs, including stock-based compensation expense. This increase was due to both a management bonus accrual in accordance with our fiscal 2010 cash bonus plan, as well as an increase in headcount within our communications convergence processing and high-performance analog groups. This increase was partially offset by a decrease in the cost of our facilities, which was mainly the result of entering into a new corporate headquarters lease at a more favorable rental rate than we had previously.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of selling, general and administrative expense for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$25,635		$26,756		$(1,121)	-4.2%
Stock-based compensation	4,046		3,076		970	31.5%
Professional fees and outside services	4,207		3,948		259	6.6%
Facilities	3,285		3,420		(135)	-3.9%
Depreciation	671		549		122	22.2%
Other	4,274		3,670		604	16.5%

Selling, general and administrative	$42,118	26%	$41,419	23%	$699	1.7%

The increase in our SG&A expenses in fiscal 2011 compared to fiscal 2010 was primarily driven by an increase in stock-based compensation expense and other expenses, including primarily business taxes and our provision for bad debt. These increases were partially offset by a decrease in personnel-related costs resulting from headcount reductions associated with our most recent restructuring, as well as a decrease in our accrual for management’s bonus.

The following table presents details of selling, general and administrative expense for fiscal 2010 compared to fiscal 2009:

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$26,756		$27,171	$	(415)	-1.5%
Stock-based compensation	3,076		1,825		1,251	68.5%
Professional fees and outside services	3,948		4,176		(228)	-5.5%
Facilities	3,420		4,017		(597)	-14.9%
Depreciation	549		565		(16)	-2.8%
Other	3,670		3,828		(158)	-4.1%

Selling, general and administrative	$41,419	23%	$41,582	33%	$(163)	-0.4%

The decrease in our SG&A expenses in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in the cost of our facilities, which was primarily due to our entering into a new corporate headquarters lease at a more favorable rental rate than we had previously. In addition, the decrease in SG&A in fiscal 2010 as compared to fiscal 2009 was due to a decrease in the cost of our professional fees and insurance. These decreases in SG&A expenses were mostly offset by an increase in compensation, including stock-based compensation expense. The increase in compensation, including stock-based compensation expense, reflected a decrease in costs resulting from headcount reductions associated with our restructuring activities, which was more than offset by an increase in compensation expense related to a management bonus accrual in accordance with our fiscal 2010 cash bonus plan, as well as an increase in stock compensation expense.

Special Charges

Special charges consisted of the following:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Asset impairments	$—	$828	$2,865
Restructuring charges	1,032	1,856	4,031
Total special charges	$1,032	$2,684	$6,896

Asset Impairments

During fiscal 2011, we did not record any asset impairment charges.

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

Mindspeed Fourth Quarter of Fiscal 2011 Restructuring Plan — In the fourth quarter of fiscal 2011, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in our selling, general and administrative functions and WAN business unit. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. We incurred $1.1 million of charges related to severance costs for the affected employees.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan through September 30, 2011 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, we committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in its WAN product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to our fourth quarter of fiscal 2010 through September 30, 2011 were as follows:

	Workforce Reductions	Facility and Other	Total
	(in thousands)
Charges to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-downs	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

Cash payments	(618)	—	(618)
Non-cash credits	(41)	—	(41)

Restructuring balance, September 30, 2011	$42	$—	$42

The remaining accrued restructuring balance principally represents employee severance benefits. We expect to pay these remaining obligations in the first quarter of fiscal 2012.

Mindspeed Fiscal 2009 Restructuring Plans — In fiscal 2009, we implemented two restructuring plans to improve our operating structure. These restructuring plans included workforce reductions, closure of facilities and reductions in areas of selling, general and administrative and WAN communications spending.

At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At September 30, 2011, there was no remaining accrued restructuring balance related to these plans.

Interest Expense

The following tables present interest expense for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$1,595	1%	$1,817	1%	$(222)	-12.2%

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$1,817	1%	$3,127	2%	$(1,310)	-41.9%

Interest expense for fiscal 2011, 2010 and 2009 primarily represented interest on our convertible senior notes issued in December 2004 and July 2008. The decline in our interest expense charge from fiscal 2009 through fiscal 2011 corresponded to the decrease in our overall debt balance during that period. In November 2009, we repaid the remaining $10.5 million due under our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2010. In October 2008, we repurchased $20.5 million aggregate principal amount of our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2009. As a result of adopting ASC 470-20 on October 3, 2009, we have separately accounted for the liability and equity components of our convertible senior notes, retrospectively, which resulted in recognizing interest expense based on the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. Pre-tax non-cash interest expense attributable to the adoption was $406,000 in fiscal 2011, $546,000 in fiscal 2010 and $1.5 million in fiscal 2009. See Note 6 to our consolidated financial statements for additional information on the adoption of ASC 470-20.

Other Income, Net

The following table presents other income, net, for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$1,608	1%	$424	0%	$1,184	279.2%

Other income, net, principally consisted of interest income, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments. The increase in other income, net, in fiscal 2011 compared to fiscal 2010 principally reflected $1.7 million in reimbursable foreign research and development credits recorded in other income in fiscal 2011. This increase in other income was partially offset by approximately $80,000 in net foreign exchange losses recorded in fiscal 2011 compared to $430,000 in net foreign exchange gains recorded in fiscal 2010.

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$424	0%	$1,052	1%	$(628)	-59.7%

The decrease in other income, net, in fiscal 2010 compared to fiscal 2009 principally reflected the $1.1 million gain we recorded in connection with the extinguishment of $20.5 million aggregate principal amount of our 3.75% convertible senior notes for cash of $17.3 million in fiscal 2009. See Note 6 to our consolidated financial statements for additional information on the adoption of ASC 470-20. This decrease in other income, net, was partially offset by approximately $430,000 in net foreign exchange gains recorded in fiscal 2010 compared to net foreign exchange loss of $217,000 in fiscal 2009.

Provision for Income Taxes

The following tables present provision for income taxes for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$241	0%	$406	0%	$(165)	-40.6%

	Year Ended
	October 1, 2010	% of Net Revenue	October 2, 2009	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$406	0%	$482	0%	$(76)	-15.8%

Our provision for income taxes for fiscal 2011 and 2009 principally consisted of income taxes incurred by our foreign subsidiaries. Our provision for income taxes for fiscal 2010 principally consisted of income tax due on operating income generated in the U.S. A substantial portion of this operating income was offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings.

As of September 30, 2011, we had a valuation allowance of $249.1 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we continue to believe that it is unlikely that we will realize these deferred tax assets through the reduction of future income tax payments. We have considered both positive and negative evidence in reaching this determination and placed considerable weight upon the cumulative losses over the past three year period. As of September 30, 2011, we had U.S. federal net operating loss carryforwards of approximately $629.4 million, including the net operating loss carryforwards we retained in the distribution. We can provide no assurances that we will be able to retain or fully utilize such net operating loss carryforwards, or that such net operating loss carryforwards will not be significantly limited in the future.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales.

In order to achieve and sustain profitability and sustain positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve and sustain profitability. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to maintain, or increase current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve and sustain profitability.

We believe that our existing cash balances, along with cash expected to be generated from product sales, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. In November 2009, we repaid the $10.5 million outstanding balance of our 3.75% senior convertible notes, and we have no other principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following tables present details of our working capital and cash and cash equivalents:

	Year Ended
	September 30, 2011	October 1, 2010	Change
			$	%
	(in thousands, except percentages)
Working capital	$50,346	$53,762	$(3,416)	-6.4%

Cash and cash equivalents	$45,227	$43,685	$1,542	3.5%

	Year Ended
	October 1, 2010	October 2, 2009	Change
			$	%
	(in thousands, except percentages)
Working capital	$53,762	$14,223	$39,539	278.0%

Cash and cash equivalents	$43,685	$20,891	$22,794	109.1%

Cash and cash equivalents increased as a result of cash provided by operating activities and financing activities, which was mostly offset by cash used in investing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Net cash provided by/(used in):
Net (loss)/income	$(755)	$21,070	$(25,114)
Non-cash operating expenses, net	16,486	14,667	19,483
Changes in assets and liabilities:
Receivables	12,263	(17,986)	6,903
Inventories	(5,179)	(800)	4,628
Other assets, net	1,600	(538)	438
Accounts payable	(3,533)	1,430	(5,069)
Deferred income on sales to distributors	147	2,595	(2,265)
Restructuring charges	(809)	(1,283)	(3,391)
Accrued compensation and benefits	(2,082)	3,596	(1,092)
Accrued expenses and other current liabilities	(346)	1,489	(287)
Other liabilities, net	377	(406)	381

Net cash provided by/(used in) operating activities	18,169	23,834	(5,385)
Net cash used in investing activities	(18,548)	(8,027)	(8,058)
Net cash provided by/(used in) financing activities	2,017	6,960	(8,629)
Effect of foreign currency exchange rates on cash	(96)	27	(70)

Net increase/(decrease) in cash and cash equivalents	$1,542	$22,794	$(22,142)

Operating Activities

Operating activities provided cash for fiscal 2011 due to net non-cash operating expenses and net cash provided by changes in operating assets and liabilities, which were partially offset by our net loss. Significant non-cash operating expenses included stock-based compensation expense, depreciation and amortization and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included a significant decrease in receivables due to the timing of product shipments and cash receipts. Our net days sales outstanding decreased from 41 days in the fourth quarter of fiscal 2010 to 30 days in the fourth quarter of fiscal 2011. This cash inflow was partially offset by outflows resulting from an increase in inventories resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disasters could have had on production, a decrease in accrued compensation and benefits mainly due to the fiscal 2010 management bonus that was paid in early fiscal 2011 and a decrease in accounts payable due to reduced levels of inventory purchases and the timing of vendor payments.

Operating activities provided cash for fiscal 2010 due to net income and net non-cash operating expenses, offset by net cash used by changes in operating assets and liabilities. Significant non-cash operating expenses included depreciation and amortization, stock-based compensation, restructuring charges, inventory provisions and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included an increase in accounts receivable, which was partially offset due to various factors, including an increase in sales volume in fiscal 2010 compared to fiscal 2009, the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 41 days in the fourth quarter of fiscal 2010. In addition, restructuring related payments made during fiscal 2010 were significantly lower than payments made in fiscal 2009. Partially offsetting the increase in accounts receivable and decrease in restructuring related payments was an increase in accrued expenses and other current liabilities, due to our fiscal 2010 management bonus accrual, as well as the timing of vendor payments. In addition, deferred income on shipments to distributors increased due to an increase in inventory being held by our distributors.

Operating activities used cash for fiscal 2009 due to net loss and net non-cash operating expenses. Significant non-cash operating expenses, which included depreciation and amortization, asset impairments, restructuring charges, stock-based compensation and amortization of debt discount on convertible debt, were partially offset by a gain on debt retirement. The changes in operating assets and liabilities that had a significant impact on cash used in operating activities included a decrease in accounts receivable, which was due to both the timing of sales and the timing of collections. Our net days sales outstanding decreased from 36 days in the fourth quarter of fiscal 2008 to 20 days in the fourth quarter of fiscal 2009. In addition, our inventory balance decreased during 2009 due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns. Mostly offsetting the decrease in accounts receivable and inventory was a decrease in accounts payable, due to reduced levels of inventory purchases and the timing of vendor payments. In addition, deferred income on shipments to distributors decreased because of a decrease in inventory being held by our distributors.

Investing Activities

Investing activities used cash for fiscal 2011 due to the purchase of property, plant and equipment of $8.0 million and payments under licensed and purchased intangibles of $10.4 million.

Investing activities used cash for fiscal 2010 due to the purchase of property, plant and equipment of $6.2 million and payments under licensed and purchased intangibles of $1.8 million.

Investing activities used cash for fiscal 2009 due to the purchase of property, plant and equipment of $4.6 million and payments under licensed and purchased intangibles of $3.5 million.

Financing Activities

Financing activities provided cash for fiscal 2011 due to $2.9 million in proceeds from equity compensation programs, partially offset by $415,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $482,000 in payments made on capital lease obligations.

Financing activities provided cash for fiscal 2010 due primarily to three significant items. In the first quarter of fiscal 2010, we used cash when we paid $10.5 million to retire the remaining principal amount of our 3.75% convertible senior notes, which matured in November 2009. Offsetting this use of cash was $17.0 million in net proceeds we received from the sale of approximately 2.5 million shares of our common stock in an offering that was completed in the second quarter of fiscal 2010. We also generated cash from financing activities of $1.6 million in proceeds received in conjunction with the exercise of stock options in fiscal 2010.

Financing activities used cash in fiscal 2009 due to $17.3 million paid in the first quarter of fiscal 2009 to retire $20.5 million in principal amount of our 3.75% convertible senior notes due in November 2009 and to approximately $300,000 of debt issuance costs related to both our revolving credit facility and the issuance of our 6.50% convertible senior notes due in 2013. Partially offsetting these uses of cash was $8.9 million in net proceeds we received from the sale of 4.8 million shares of our common stock in an offering that was completed in the fourth quarter of fiscal 2009.

Convertible Senior Notes

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

The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal amount of the notes. At September 30, 2011, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At September 30, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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

Our adoption of ASC 470-20 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013. See Note 6 to our consolidated financial statements for further information on this adoption.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in thousands)
Long-term debt	$15,000	$—	$15,000	$—	$—
Interest expense on long-term debt	1,950	975	975	—	—
Operating leases	10,203	4,365	3,855	1,992	—
Purchase obligations	15,026	13,834	1,192	—	—
Employee severance	989	989	—	—	—
Capital leases	570	459	111	—	—
FIN 48 liability	577	76	96	—	405

Total	$44,315	$20,689	$21,229	$1,992	$405

Long-term debt consists of $15.0 million of convertible senior notes that bear interest at a rate of 6.50%, payable semiannually in arrears each February 1 and August 1, and mature on August 1, 2013.

In March 2010, we entered into a lease agreement with the owner of our headquarters in Newport Beach, California with a term beginning in June 2010 and extending through December 2012. We may, at our option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, including operating expenses associated with the leased property. We estimate our minimum future obligation under the lease at approximately $2.7 million over the remaining lease term.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2016 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. Although we have entered into non-cancelable subleases with anticipated rental income totaling $11,000 and extending to various dates through fiscal 2013, we have not reduced the amount of our contractual obligations under the related operating leases to take into account the anticipated rental income.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent through fiscal 2013. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.

Capital leases consist of equipment purchased under capital lease with payments due through May 2013.

In addition to the obligations included in the table above, we have a $960,000 liability related to post-retirement benefits for employees at four of our international locations. The timing of the related payments is not known.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to our business. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.

At September 30, 2011, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at a fixed rate of 6.50%. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 30, 2011, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 30, 2011, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011	October 1, 2010
ASSETS
Current Assets
Cash and cash equivalents	$45,227	$43,685
Receivables, net of allowance for doubtful accounts of $376 at September 30, 2011 and $189 at October 1, 2010	13,393	25,678
Inventories	14,216	10,205
Deferred tax assets, net	—	2,264
Prepaid expenses and other current assets	3,067	3,035

Total current assets	75,903	84,867
Property, plant and equipment, net	15,369	12,700
Licensed and purchased intangibles, net	17,357	9,887
Other assets	1,982	1,230

Total assets	$110,611	$108,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,532	$9,303
Accrued compensation and benefits	7,292	9,336
Accrued income taxes	690	1,503
Deferred income on sales to distributors	5,346	5,199
Deferred revenue	653	658
Restructuring	944	710
Other current liabilities	5,100	4,396

Total current liabilities	25,557	31,105
Convertible senior notes — long term	14,216	13,810
Other liabilities	1,426	2,133

Total liabilities	41,199	47,048

Commitments, contingencies and guarantees (Notes 7, 8 and 9)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,515 (September 30, 2011) and 32,220 (October 1, 2010) issued and outstanding shares	345	322
Additional paid-in capital	326,863	318,468
Accumulated deficit	(257,756)	(257,001)
Accumulated other comprehensive loss	(40)	(153)

Total stockholders’ equity	69,412	61,636

Total liabilities and stockholders’ equity	$110,611	$108,684

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 30, 2011	October 1, 2010	October 2, 2009
Net revenue:
Products	$159,589	$165,379	$121,552
Intellectual property	2,500	12,800	5,000

Total net revenue	162,089	178,179	126,552
Cost of goods sold	60,292	59,840	49,981

Gross margin	101,797	118,339	76,571

Operating expenses:
Research and development	59,174	51,367	50,650
Selling, general and administrative	42,118	41,419	41,582
Special charges	1,032	2,684	6,896

Total operating expenses	102,324	95,470	99,128

Operating (loss)/income	(527)	22,869	(22,557)
Interest expense	(1,595)	(1,817)	(3,127)
Other income, net	1,608	424	1,052

(Loss)/income before income taxes	(514)	21,476	(24,632)
Provision for income taxes	241	406	482

Net (loss)/income	$(755)	$21,070	$(25,114)

Net (loss)/income per share:
Basic	$(0.02)	$0.70	$(1.04)
Diluted	$(0.02)	$0.65	$(1.04)
Weighted-average number of shares used in per share computation:
Basic	32,279	30,260	24,156
Diluted	32,279	34,579	24,156

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30, 2011	October 1, 2010	October 2, 2009
Cash Flows From Operating Activities
Net (loss)/income	$(755)	$21,070	$(25,114)
Adjustments required to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	5,423	4,796	5,219
Amortization of license agreements	2,303	1,497	887
Asset impairments	—	828	5,498
Restructuring charges	1,032	1,856	4,031
Stock-based compensation	5,919	4,239	2,675
Provision for bad debts	187	45	(11)
Inventory provision	1,168	1,497	657
Deferred income tax	44	(847)	—
Gain on debt retirement	—	—	(1,121)
Amortization of debt discount on convertible debt	245	546	1,463
Other non-cash items, net	165	210	185
Changes in assets and liabilities:
Receivables	12,263	(17,986)	6,903
Inventories	(5,179)	(800)	4,628
Other assets, net	1,600	(538)	438
Accounts payable	(3,533)	1,430	(5,069)
Deferred income on sales to distributors	147	2,595	(2,265)
Restructuring charges	(809)	(1,283)	(3,391)
Accrued compensation and benefits	(2,082)	3,596	(1,092)
Accrued expenses and other current liabilities	(346)	1,489	(287)
Other liabilities, net	377	(406)	381

Net cash provided by/(used in) operating activities	18,169	23,834	(5,385)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,008)	(6,179)	(4,583)
Payments under license agreements	(10,440)	(1,848)	(3,475)
Net cash paid for acquired companies	(100)	—	—

Net cash used in investing activities	(18,548)	(8,027)	(8,058)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	—	18,300	9,738
Offering costs from sale of equity	—	(1,307)	(791)
Extinguishment of convertible debt	—	(10,500)	(17,320)
Payments made on capital lease obligations	(482)	(470)	—
Borrowings under line of credit	—	7,000	—
Payments made on borrowings under line of credit	—	(7,000)	—
Debt issuance costs	—	—	(256)
Repurchase of restricted stock for income tax withholding	(415)	(627)	—
Proceeds from equity compensation programs	2,914	1,564	—

Net cash provided by/(used in) financing activities	2,017	6,960	(8,629)

Effect of foreign currency exchange rates on cash	(96)	27	(70)

Net increase/(decrease) in cash and cash equivalents	1,542	22,794	(22,142)
Cash and cash equivalents at beginning of period	43,685	20,891	43,033

Cash and cash equivalents at end of period	$45,227	$43,685	$20,891

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE (LOSS)/GAIN

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Gain	Total Shareholders’ Equity
	Shares	Amount
Balance at October 3, 2008	23,852	239	284,901	(252,957)	483	32,666
Net loss	—	—	—	(25,114)	—	(25,114)
Currency translation adjustments	—	—	—	—	(143)	(143)

Comprehensive loss						(25,257)
Sale of equity, net of offering costs	4,750	47	8,806	—	—	8,853
Issuance of common stock from the exercise of stock options	195	2	(1)	—	—	1
Common stock repurchased and retired	(41)	—	(49)	—	—	(49)
Compensation expense related to employee stock plans	—	—	2,676	—	—	2,676

Balance at October 2, 2009	28,756	288	296,333	(278,071)	340	18,890
Net income	—	—	—	21,070	—	21,070
Currency translation adjustments	—	—	—	—	(493)	(493)

Comprehensive income						20,577
Sale of equity, net of offering costs	2,524	25	16,968	—	—	16,993
Issuance of common stock from the exercise of stock options	1,024	10	1,554	—	—	1,564
Common stock repurchased and retired	(84)	(1)	(626)	—	—	(627)
Compensation expense related to employee stock plans	—	—	4,239	—	—	4,239

Balance at October 1, 2010	32,220	322	318,468	(257,001)	(153)	61,636
Net loss	—	—	—	(755)	—	(755)
Currency translation adjustments	—	—	—	—	113	113

Comprehensive loss	—	—	—	—	—	(642)
Issuance of common stock from the exercise of stock options	2,356	23	2,891	—	—	2,914
Common stock repurchased and retired	(61)	—	(415)	—	—	(415)
Compensation expense related to employee stock plans	—	—	5,919	—	—	5,919

Balance at September 30, 2011	34,515	345	326,863	(257,756)	(40)	69,412

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

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010. Fiscal year 2009 comprised 52 weeks and ended on October 2, 2009.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, inventories, allowances for doubtful accounts, impairment of long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

Revenue Recognition — The Company generates revenue from direct product sales, sales to distributors, maintenance contracts, development agreements and the sale and license of intellectual property. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed. Advanced services revenue is recognized upon delivery or completion of performance.

Revenue is recognized on products shipped directly to customers at the time the products are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement, and the four above mentioned revenue recognition criteria are met.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is recognized on sales to distributors based on the rights granted to these distributors in the distribution agreements. The Company has certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell the Company’s products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, the Company credits back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, recognition of revenue is deferred until the products are resold by the distributor, at which time the Company’s final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) a trade receivable at the invoiced selling price is recorded because there is a legally enforceable obligation from the distributor to pay the Company currently for product delivered; (ii) inventory is relieved for the carrying value of products shipped because legal title has passed to the distributor; and (iii) deferred revenue and deferred cost of inventory are recorded under the “Deferred income on sales to distributors” caption in the liability section of the Company’s consolidated balance sheets. The Company evaluates the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned and by considering the potential of resale prices of these products being below the Company’s cost. By reviewing deferred inventory costs in the manner discussed above, the Company ensures that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors; however, the amount of gross margin that is recognized in future periods is typically less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. See Note 3 for detail of this account balance.

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

Impairment of Long-Lived Assets — The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When impairment is indicated for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Notes 12 and 13 for a discussion of the impairment of certain long-lived assets.

Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of substantially all of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For one of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Inventories, property, plant and equipment, cost of goods sold and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

Research and Development — Research and development costs, other than software development costs, are expensed as incurred.

Product Warranties — The Company’s products typically carry a warranty for periods of up to five years. The Company establishes reserves for estimated product warranty costs in the period the related revenue is recognized, based on historical experience and any known product warranty issues. Product warranty costs and related reserves are not significant in any of the periods presented.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Income, Net — Other income, net, consists of interest income, income from reimbursable foreign research and development incentives, foreign exchange gains and losses and other non-operating gains and losses, including gains/losses on debt extinguishments.

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

Per Share Information — Basic net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of shares outstanding. In computing diluted net (loss)/income per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes, shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of stock options, warrants, unvested restricted stock units and shares to be issued under the employee stock purchase plan is computed under the provision of ASC 718, Compensation — Stock Compensation, using the treasury stock method. Under ASC 718, the Company is also required to add back the after-tax amount to net income of interest recognized, as well as the weighted average common share equivalents associated with the conversion of its convertible senior notes for all periods in which the securities were determined to be dilutive to the number of shares outstanding to be used in the calculation of diluted net (loss)/income per share.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income/(Loss) — Accumulated other comprehensive income/(loss) consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Recent Accounting Standards — In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.    Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consisted of the following:

	September 30, 2011	October 1, 2010
	(in thousands)
Work-in-process	$6,200	$4,681
Finished goods	8,016	5,524

Inventories	$14,216	$10,205

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

Property, Plant and Equipment, Net

Property, plant and equipment, net, at fiscal year ends consisted of the following:

	September 30, 2011	October 1, 2010
	(in thousands)
Machinery and equipment	$79,340	$78,347
Leasehold improvements	4,963	3,775

	84,303	82,122
Accumulated depreciation and amortization	(68,934)	(69,422)

Propert, plant and equipment, net	$15,369	$12,700

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Licensed and Purchased Intangibles, Net

Licensed and purchased intangibles, net, consists mainly of licenses of intellectual property. The Company expects to record amortization of its licensed and purchased intangibles as follows:

	Fiscal Year
	2012	2013	2014	2015
	(in thousands)
Amortization expense	$2,274	$1,852	$1,050	$477

The weighted average remaining life of the Company’s licensed and purchased intangibles as of September 30, 2011 was 33 months.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors at fiscal year ends consisted of the following:

	September 30, 2011	October 1, 2010
	(in thousands)
Deferred revenue on shipments to distributors	$5,798	$5,674
Deferred cost of goods sold on shipments to distributors	(502)	(528)
Reserves	50	53

Deferred income on sales to distributors	$5,346	$5,199

Other Liabilities

Other liabilities at fiscal year ends consisted of the following:

	September 30, 2011	October 1, 2010
	(in thousands)
Current
Deferred rent	$617	$1,075
Capital lease obligations	459	478
Royalties	429	426
Licensed intangibles	1,446	1,302
Other	2,149	1,115

Total other current liabilities	$5,100	$4,396

Long-term
Capital lease obligations	$111	$574
Licensed intangibles	305	952
Other	1,010	607

Total other liabilities	$1,426	$2,133

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net (Loss)/Income per Share

The following table presents the computation of net (loss)/income per share:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands, except per share amounts)
Net (loss)/income per share — basic
Net (loss)/income	$(755)	$21,070	$(25,114)
Basic weighted average common shares outstanding	32,279	30,260	24,156

Net (loss)/income per share — basic	$(0.02)	$0.70	$(1.04)

Net (loss)/income per share — diluted
Net (loss)/income	$(755)	$21,070	$(25,114)
Add: Interest expense on convertible notes, net of tax	—	1,508	—

Net (loss)/income, adjusted	$(755)	$22,578	$(25,114)

Basic weighted average common shares outstanding	32,279	30,260	24,156
Effect of dilutive securities:
Convertible senior notes	—	3,165	—
Dilutive stock awards	—	1,154	—

Diluted weighted average common shares outstanding	32,279	34,579	24,156

Net (loss)/income per share — diluted	$(0.02)	$0.65	$(1.04)

Because the Company incurred a net loss in fiscal 2011, the potential dilutive effect of the Company’s outstanding stock options, warrants, employee stock purchase plan rights and securities issuable pursuant to contingent stock agreements was not included in the computation of diluted loss per share because these securities were antidilutive.

Stock options, warrants and securities issuable pursuant to contingent stock agreements to purchase approximately 11.7 million shares as of October 1, 2010 were outstanding, but not included in the computation of diluted earnings per share for the fiscal year ended October 1, 2010 because the effect would have been antidilutive.

Because the Company incurred a net loss in fiscal 2009, the potential dilutive effect of the Company’s outstanding stock options, stock warrants and convertible senior notes was not included in the computation of diluted loss per share because these securities were antidilutive.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Interest paid	$975	$1,206	$1,724
Income taxes paid, net of refunds received	751	7	576
Non-cash investing activities consisted of the following:
Purchase of property and equipment through capital leasing arrangements	$—	$1,096	$—
Purchase of property and equipment on account	531	307	—
License of intellectual property on account	3,184	3,936	—

Customer Concentrations

The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Customer A	23%	15%	14%
Customer B	19%	15%	16%
Customer C	9%	10%	12%
Customer D	7%	7%	13%

The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	September 30, 2011	October 1, 2010
Customer B	28%	25%
Customer C	9%	12%

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Current:
Foreign	$(2,200)	$734	$1,147
State and local	6	356	22

Total current	(2,194)	1,090	1,169

Deferred:
Foreign	2,435	(684)	(687)
State and local	—	—	—

Total deferred	2,435	(684)	(687)

	$241	$406	$482

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations follows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
U.S. federal statutory tax at 35%	$(180)	$7,516	$(8,621)
State taxes, net of federal effect	4	306	(704)
Foreign income taxes in excess of U.S.	112	(159)	298
Valuation allowance	(135)	(7,220)	9,779
Other	440	(37)	(270)

Provision for income taxes	$241	$406	$482

(Loss)/income before income taxes consisted of the following components:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
United States	$(870)	$20,877	$(25,098)
Foreign	356	599	466

	$(514)	$21,476	$(24,632)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities at fiscal year-ends consisted of the tax effects of temporary differences related to the following:

	Year Ended
	September 30, 2011	October 1, 2010
	(in thousands)
Deferred tax assets:
Inventories	$8,285	$9,418
Deferred revenue	2,130	2,105
Accrued compensation and benefits	1,100	1,509
Product returns and allowances	649	562
Net operating losses	234,534	233,227
Stock options	4,016	3,364
Foreign deferred taxes	50	2,484
Property, plant and equipment	1,468	1,635
Amortization	1,741	1,912
Other	1,156	1,957
Valuation allowance	(249,085)	(249,220)

Total deferred tax assets	6,044	8,953

Deferred tax liabilities:
Deferred state taxes	5,994	5,998
Other	—	471

Total deferred tax liabilities	5,994	6,469

Net deferred tax assets	$50	$2,484

Based upon the Company’s history of operating losses, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2011 and October 1, 2010 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. The Company’s foreign deferred tax assets are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

As of September 30, 2011, Mindspeed had U.S. federal net operating loss carryforwards of approximately $629.4 million, which expire at various dates through 2030, and aggregate state net operating loss carryforwards of approximately $164.2 million, which expire at various dates through 2030. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and development credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.

The deferred tax assets as of September 30, 2011 included a deferred tax asset of $10.2 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $3.7 million of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 13, 2006, the FASB issued interpretations that clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Accounting Standards Codification 740, Income Taxes, and prescribe a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the new interpretations, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the new interpretations provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The new interpretations are effective for fiscal years beginning after December 15, 2006.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 29, 2007, the Company had no liability for the payment of interest and penalties. The liability for the payment of interest and penalties did not change as of September 30, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Balance as of October 1, 2010	$41,860
Increase in tax positions for current year	2,191

Balance as of September 30, 2011	$44,051

The Company has not recognized a deferred tax asset for potential Federal and state research and development credits because it believes no amounts are more likely than not to be sustained upon audit by the relevant tax authority. To date, the Company has not performed a formal study of potential research and development credits. If, at any time in the future, the Company determines it appropriate to conduct a formal study of potential research and development credits, completion of a study may have an effect on the Company’s estimate of this unrealized tax benefit.

The unrecognized tax benefits of $44.1 million at September 30, 2011 included $0.6 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remaining $43.5 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of September 30, 2011.

The Company is currently open to audit under the federal and state statute of limitations by the taxing authorities for the years ended September 30, 2007 to 2011, as well as in the Company’s foreign jurisdictions.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents financial assets that the Company measured at fair value in accordance with ASC 825, Financial Instruments. The Company has classified these assets in accordance with the fair value hierarchy set forth in ASC 820:

	September 30, 2011		October 1, 2010
	Quoted Prices in Active markets for Identical Instruments (Level 1)	Total Fair Value	Quoted Prices in Active markets for Identical Instruments (Level 1)	Total Fair Value
	(in thousands)
Assets:
Money market fund	$10,517	$10,517	$16,007	$16,007
Government money market fund	—	—	5,504	5,504

Total cash equivalents	$10,517	$10,517	$21,511	$21,511

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company was in compliance with all required covenants and had no outstanding borrowings under the credit facility with SVB as of the September 30, 2011 expiration date of the credit facility.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued the convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between it and Wells Fargo Bank, N.A., as trustee.

The convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, the Company will be required to repay the outstanding principal of the notes. As of September 30, 2011, $15.0 million in aggregate principal amount of the Company’s 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, the Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” As of September 30, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if the Company: (i) is delinquent in making certain payments due under the notes; (ii) fails to deliver shares of common stock or cash upon conversion of the notes; (iii) fails to deliver certain required notices under the notes; (iv) fails, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incurs certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If the Company fails to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require the Company to repurchase all or any portion of the notes then held by such holder. As of September 30, 2011, the Company is in compliance with these covenants.

As of September 30, 2011, the carrying value, representing the amortized value allocated to the instrument upon adoption of ASC 470-20, as discussed below, of the 6.50% convertible senior notes was $14.2 million, which consisted of the principal amount of $15.0 million, less an unamortized debt discount of $800,000. The estimated fair value of these notes as of September 30, 2011 was approximately $18.8 million. Key assumptions used in the calculation of this fair value include a volatility of 64.0%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 7.0%, and discount for lack of marketability of 10%.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	September 30, 2011	October 1, 2010
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of the liability component	784	1,190

Net carrying value of the liability component	$14,216	$13,810

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Interest expense — coupon	$975	$975	$975
Interest expense — debt discount amortization	406	395	383

Total	$1,381	$1,370	$1,358

Effective interest rate on the liability for the period	9.21%	9.13%	9.05%

The following table sets forth interest expense information related to the 3.75% convertible senior notes:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Interest expense — coupon	$—	$48	$432
Interest expense — debt discount amortization	—	151	1,080

Total	$—	$199	$1,512

Effective yearly interest rate on the liability component for the period	—	14.68%	13.20%

The estimated amortization expense for the debt discount related to the 6.50% convertible senior notes through the remaining expected life is as follows:

	Fiscal Year
	2012	2013
	(in thousands)
Estimated debt discount amortization expense	$418	$366

7.    Commitments

In March 2010, the Company entered into a lease agreement with the owner of its headquarters in Newport Beach, California with a term beginning in June 2010 and extending through December 2012. The Company may, at its option, extend the lease for an additional five-year term. Rent payable under the lease is approximately $2.1 million annually, including operating expenses associated with the leased property. The Company estimates its minimum future obligation under the lease at approximately $2.7 million over the remaining lease term.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2016 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2011, the Company’s minimum future obligations under operating leases were as follows:

Fiscal Year	(in thousands)
2012	$4,356
2013	2,373
2014	1,482
2015	1,507
2016	485

Total minimum future lease payments	$10,203

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent through fiscal 2013. Amounts due under purchase obligations as of September 30, 2011 were approximately as follows:

Fiscal Year	(in thousands)
2012	$13,834
2013	1,192

Total	$15,026

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

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief, and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material adverse effect on the financial condition or results of operations of the Company. Unless specifically noted below, during the period presented, we have not: recorded any accrual for loss contingencies associated with the legal proceedings described below; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Based on its evaluation of matters which are pending or asserted, while there can be no assurance, management of the Company believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Distribution, the Company generally assumed responsibility for all contingent liabilities and then-current and future litigation against Conexant or its subsidiaries related to Mindspeed. In connection with the sales of its products, the Company provides intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales. Some customer guarantees and indemnities, and the majority of other guarantees and indemnities, do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share, exercisable through June 27, 2013. The $89.0 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option-pricing model) was recorded as a return of capital to Conexant. As of September 30, 2011, the entire warrant remains outstanding.

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

11.    Stock-Based Compensation

Effective October 1, 2005, the Company adopted standards under Accounting Standards Codification 718, Compensation — Stock Compensation, or ASC 718, using the “modified prospective application.” The Company elected the transition method related to accounting for the tax effects of share-based payment awards to employees. ASC 718 requires that the Company account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. As required by ASC 718, the Company’s stock-based compensation expense for fiscal 2011, fiscal 2010 and fiscal 2009 includes the fair value of new awards, modified awards and any unvested awards. The fair value of restricted stock awards is based upon the market price of the Company’s common stock at the grant date. The Company estimates the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The fair value of each award is recognized on a straight-line basis over the vesting or service period.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Weighted-average assumptions:
Expected option life	2.9 years	2.8 years	2.8 years
Risk-free interest rate	0.8%	1.3%	1.4%
Expected volatility	97%	95%	87%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$4.51	$3.23	$1.08

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

The fair value of employee stock purchase plan rights was estimated at the offering date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of plan rights offered:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Weighted-average assumptions:
Expected life	0.5 years	0.5 years	—
Risk-free interest rate	0.16%	0.23%	—
Expected volatility	61%	70%	—
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$2.65	$3.00	$—

The expected life of the plan rights was based upon the length of the offering periods. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected life. The expected volatility was based upon the historical daily changes in the price of the Company’s common stock. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Cost of goods sold	228	159	85
Research and development	1,728	1,004	765
Selling, general and administrative	3,963	3,076	1,825

Total stock-based compensation	$5,919	$4,239	$2,675

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation Plans

The Company has two principal stock incentive plans: the 2003 Long-Term Incentives Plan and the Directors Stock Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. In April 2011, the stockholders of the Company approved a plan amendment, which included an increase in the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 9.7 million shares. As of September 30, 2011, an aggregate of 1.7 million shares of the Company’s common stock were available for issuance under these plans.

The Company also has a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately 6.1 million shares at a price of $16.74 per share, as adjusted, of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There are no shares available for new stock option awards under the 2003 Stock Option Plan. However, any shares subject to the unexercised portion of any terminated, forfeited or cancelled option are available for future option grants only in connection with an offer to exchange outstanding options for new options.

At the Company’s annual meeting of stockholders held on March 10, 2010, the Company’s stockholders approved an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The third offering period under this plan began during the third quarter of fiscal 2011 and will end in the first quarter of fiscal 2012.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $1.70, the market price of the Company’s common stock on that date. The Company has chosen to account for this transaction under the bifurcated approach whereby the remaining unamortized expense of the exchanged awards is recognized over the original award period. The Company recorded an insignificant amount of incremental compensation expense in conjunction with this exchange.

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at October 3, 2008	3,528	$10.50	3.7 years	$—

Exercisable at October 3, 2008	2,704	$11.59	2.6 years	$—

Granted	1,294	1.98
Exercised	—	—
Forfeited or expired	(1,694)	11.40
Outstanding at October 2, 2009	3,128	$6.48	4.9 years	$—

Exercisable at October 2, 2009	1,461	$10.84	2.8 years	$—

Granted	592	5.49
Exercised	(479)	3.38		$2,530
Forfeited or expired	(341)	9.73

Outstanding at October 1, 2010	2,900	$6.41	4.8 years	$8,515

Exercisable at October 1, 2010	1,509	$9.00	3.2 years	$2,666

Granted	871	7.58
Exercised	(461)	2.97
Forfeited or expired	(722)	8.18

Outstanding at September 30, 2011	2,588	$6.93	5.4 years	$2,624

Exercisable at September 30, 2011	1,309	$7.69	3.6 years	$1,654

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service based	$3,733	1.4

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all options to purchase Mindspeed common stock outstanding at September 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 0.75 - $ 2.31	$669	5.0	$1.98	427	$2.00
2.88 - 4.85	437	5.3	4.14	266	4.12
5.07 - 8.50	595	7.9	7.09	66	7.49
8.53 - 12.70	704	4.6	10.10	367	11.32
13.26 - 47.50	183	1.8	18.97	183	18.97

0.75 - 47.50	$2,588	6.9	$7.69	1,309	$5.36

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at October 3, 2008	682	$6.69

Granted	211	1.86
Vested	(472)	6.61	$598
Forfeited	(50)	7.02

Nonvested shares at October 2, 2009	371	$4.50

Granted	740	6.60
Vested	(418)	4.77	$2,875
Forfeited	(13)	3.13

Nonvested shares at October 1, 2010	680	$6.64

Granted	1,856	7.86
Vested	(270)	5.50	$1,898
Forfeited	(211)	7.35

Outstanding at September 30, 2011	2,055	$7.74

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service based	$12,256	2.6
Market based	687	0.8

Stock awards	$12,943

12.     Asset Impairments and Other Charges

There were no asset impairments included within cost of goods sold for the fiscal years ended September 30, 2011 and October 1, 2010. Included within cost of goods sold for the fiscal year ended October 2, 2009 are asset impairments and other charges totaling $3.7 million. These charges include a $2.4 million write-down of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample Communications, Inc., which occurred in the fourth quarter of fiscal 2007. Management evaluated the recoverability of the assets related to Ample Communications to determine whether their value was impaired, based upon the future cash flows expected to be generated by the associated products over the remainder of their life cycles. Because the estimated undiscounted cash flows were less than the carrying value of the related assets, management determined that such assets were impaired. The Company recorded an impairment charge equal to the full book value of the assets by comparing the estimated fair value of the asset to their carrying value. The fair value was determined by computing the present value of the expected future cash flows using a discount rate of 20%, which management believes is commensurate with the underlying risks associated with the projected cash flows. Management believes the assumptions used in the discounted cash flow model represent a reasonable estimate of the fair value of the assets.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.     Special Charges

Special charges consisted of the following:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Asset impairments	$—	$828	$2,865
Restructuring charges	1,032	1,856	4,031

Total special charges	$1,032	$2,684	$6,896

Asset Impairments

During fiscal 2011, the Company did not record any asset impairment charges.

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

Mindspeed Fourth Quarter of Fiscal 2011 Restructuring Plan — In the fourth quarter of fiscal 2011, the Company committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in the Company’s selling, general and administrative functions and Wide Area Networking (WAN) business unit. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. The Company incurred $1.1 million of charges related to severance costs for the affected employees.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Mindspeed Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, the Company committed to the implementation of a restructuring plan. The plan consisted primarily of a targeted headcount reduction in its WAN product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from October 1, 2010 through September 30, 2011 were as follows:

	Workforce Reductions	Facility and Other	Total
	(in thousands)
Charges to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-downs	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

Cash payments	(618)	—	(618)
Non-cash credits	(41)	—	(41)

Restructuring balance, September 30, 2011	$42	$—	$42

The remaining accrued restructuring balance principally represents employee severance benefits. The Company expects to pay these remaining obligations in the first quarter of fiscal 2012.

Mindspeed Fiscal 2009 Restructuring Plans — In fiscal 2009, the Company implemented two restructuring plans to improve its operating structure. These restructuring plans included workforce reductions, closure of facilities and reductions in areas of selling, general and administrative and WAN communications spending.

At October 1, 2010, the total remaining accrued restructuring balance under these plans was $20,000. During the first quarter of fiscal 2011, any amounts left to be paid under these plans were paid and any remaining accrued amounts were reversed. At September 30, 2011, there was no remaining accrued restructuring balance related to these plans.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. At its discretion, the Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2011, fiscal 2010 and fiscal 2009, the Company contributed $1.2 million in cash each fiscal year, which was used to buy shares of the Company’s common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $1.2 million each of fiscal years 2011, fiscal 2010 and fiscal 2009.

15.    Related Party Transactions

For the fiscal years ending October 1, 2010 and October 2, 2009, rent and operating expenses related to the Company’s corporate headquarters in Newport Beach, California and paid to Conexant were $3.8 million and $5.2 million, respectively. In June 2010, the Company paid Conexant $100,000 to settle a contract dispute related to its corporate headquarters. On June 26, 2010, the Company’s sublease of its corporate headquarters from Conexant expired. The Company’s new lease is not with a related party.

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. During fiscal 2011, the Company paid $875,000 in related license fees.

16.    Acquisition

In April 2011, the Company completed the acquisition of substantially all of the assets of privately held IPG Communications, Inc., a software developer that specialized in advanced signal processing technologies for wideband code division multiple access, for $500,000 cash consideration. The purchase price was primarily allocated to the assigned intellectual property and is included in licensed and purchased intangibles on the accompanying balance sheet at September 30, 2011.

17.    Segment and Other Information

The Company operates a single operating segment which designs, develops and sells semiconductor networking solutions for communications applications in enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks, as well as sells related intellectual property. Revenue by product line was as follows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
Communications convergence processing	$71,652	$66,923	$49,452
High-performance analog	59,240	54,311	39,084
WAN communications	28,697	44,145	33,016
Intellectual property	2,500	12,800	5,000

Net revenue	$162,089	$178,179	$126,552

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by geographic area is presented based upon the country of destination. Revenue by geographic area was as follows:

	Year Ended
	September 30, 2011	October 1, 2010	October 2, 2009
	(in thousands)
United States	$30,355	$41,083	$30,571
Other Americas	3,495	4,213	6,531

Total Americas	33,850	45,296	37,102
Malaysia	7,116	8,936	6,949
Singapore	5,921	13,582	4,306
Taiwan	11,927	16,868	3,699
China	60,847	54,730	52,266
Japan	17,879	14,386	4,257
Other Asia-Pacific	11,805	11,532	5,788

Total Asia-Pacific	115,495	120,034	77,265
Europe, Middle East and Africa	12,744	12,849	12,185

	$162,089	$178,179	$126,552

No other foreign country or region represented 10% or more of net revenue for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Long-lived assets consist of property, plant and equipment, license agreements and other long-term assets. Long-lived assets by geographic area at fiscal year-ends were as follows:

	September 30, 2011	October 1, 2010
	(in thousands)
United States	$30,128	$20,405
Other Americas	29	—
Europe, Middle East and Africa	2,244	1,230
Asia-Pacific	2,307	2,182

	$34,708	$23,817

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Quarterly Financial Data (unaudited)

	Total Net Revenue	Gross Margin	Operating (Loss)/ Income	(Loss)/ Income Before Income Taxes		Net (Loss)/ Income	Share
							Basic	Diluted
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2011
Fourth quarter	$40,777	$25,016	$(2,477)	$(2,456)		$(2,159)	$(0.07)	$(0.07)
Third quarter	42,216	26,249	138	668	(1)	464	0.01	0.01
Second quarter	38,553	24,270	(334)	(624	)(1)	(759)	(0.02)	(0.02)
First quarter	40,543	26,262	2,146	1,898	(1)	1,699	0.05	0.05
Fiscal Year Ended October 1, 2010
Fourth quarter	57,649	41,076	13,966	13,467		13,227 (2)	0.38	0.42
Third quarter	43,281	27,780	5,043	4,970		4,864	0.15	0.15
Second quarter	40,253	25,920	3,379	3,181		3,139	0.10	0.11
First quarter	$37,026	$23,563	$481	$(144)		$(160)	$(0.01)	$(0.01)

(1)

Amounts previously reported have been adjusted to reclassify the benefit of $150,000 (first quarter of fiscal 2011), $150,000 (second quarter of fiscal 2011) and $1.0 million (third quarter of fiscal 2011) of refundable tax credits from provision for income taxes to other income, net.

(2)	Includes asset impairment and restructuring charges of $2.0 million and net income related to the sale of intellectual property totaling $9.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss)/gain, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mindspeed Technologies, Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 6 to the consolidated financial statements, the consolidated financial statements for the year ended October 2, 2009 have been retrospectively adjusted for the October 3, 2009 adoption of Accounting Standards Codification Subtopic 470-20 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).

DELOITTE & TOUCHE LLP

Costa Mesa, CA

November 18, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011 these disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2011. The Company’s effectiveness of internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche has issued a report on the Company’s internal control over financial reporting.

Item 9B.	Other Information

2012 Annual Meeting of Stockholders

Our 2012 annual meeting of stockholders will be held at our headquarters, located at 4000 MacArthur Blvd., East Tower, Newport Beach, California 92660, on Tuesday, January 31, 2012 at 2:00 p.m., Pacific Time.

In accordance with our bylaws and Rule 14a-5(f) under the Exchange Act, we will consider stockholder proposals and director nominations to be brought before our 2012 annual meeting of stockholders to have been submitted in a timely fashion if such proposals are received by us at our principal offices between November 18, 2011 and November 28, 2011. The deadline for stockholder proposals and director nominations for inclusion in our proxy statement submitted pursuant to Rule 14a-8 under the Exchange Act remains unchanged.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended September 30, 2011 are included herewith:

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

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).
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

4.7	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.
4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).
4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.
10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.4	Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.5	Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, is incorporated herein by reference (SEC File No. 000-50499).
10.6	Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).
10.7	Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).
10.8	First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).
10.9	Second Amendment to Lease, dated as of January 25, 2011, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*10.10	Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10.11	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.10 hereto.
*10.12	Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.12 hereto.

*10.14	Form of Indemnification Agreement entered into between the Registrant and each of its Executive Officers and Directors, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*10.15	Mindspeed Technologies, Inc. 2003 Stock Option Plan, as amended and restated, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10.16	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*10.17	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10.18	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).
*10.19	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).
*10.20	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).
*10.21	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10.22	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).
*10.23	Form of Unrestricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 15, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.24	Unrestricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 15, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.25	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.26	Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).
*10.27	Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8, is incorporated herein by reference (Registration Statement No. 333-165875).
*10.28	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.29	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.30	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.31	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10.32	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).
*10.33	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).
*10.34	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.35	Summary of Director Compensation Arrangements, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated by herein reference (SEC File No. 001-31650).
*10.36	Summary of Senior Vice President, Worldwide Sales, Cash Bonus Arrangement, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*10.37	Summary of Mindspeed Technologies, Inc. Fiscal Year 2011 Cash Bonus Plan, as set forth in the Registrant’s Current Report on Form 8-K filed on January 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*+10.38	Confidential Severance and General Release Agreement, effective August 13, 2010, by and between the Registrant and Ron Cates, filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).
*10.39	Mindspeed Technologies, Inc. Indemnification Agreement, dated May 6, 2011, by and between Kristen M. Schmidt and the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*+10.40	Confidential Severance and General Release Agreement effective May 21, 2011, by and between the Registrant and Anil Mankar, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).
*10.41	Termination Agreement effective May 6, 2011, by and between the Registrant and Bret W. Johnsen, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).
10.42	Standstill and Voting Agreement, effective as of January 5, 2011, by and between the Registrant, Artis Capital Management, L.P., and certain other direct and beneficial holders of the Registrant’s Common Stock, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2011, is incorporated herein by reference (SEC File No. 001-31650).
12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on this 18th day of November, 2011.

MINDSPEED TECHNOLOGIES, INC.

By:	/s/ RAOUF Y. HALIM
Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November, 2011, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/S/ RAOUF Y. HALIM Raouf Y. Halim	Chief Executive Officer and Director (Principal Executive Officer)

/S/ STEPHEN N. ANANIAS Stephen N. Ananias	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DWIGHT W. DECKER* Dwight W. Decker	Chairman of the Board of Directors

/S/ ROBERT J. CONRAD* Robert J. Conrad*	Director

/S/ MICHAEL T. HAYASHI* Michael T. Hayashi*	Director

/S/ MING LOUIE* Ming Louie	Director

/S/ THOMAS A. MADDEN* Thomas A. Madden	Director

/S/ JERRE L. STEAD* Jerre L. Stead*	Director

*By:	/S/ RAOUF Y. HALIM
Raouf Y. Halim,
Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended September 30, 2011:
Allowance for doubtful accounts	$189	$187	$—	$376
Reserve for sales returns and allowances	1,240	163	(127)	1,276
Year ended October 1, 2010:
Allowance for doubtful accounts	$144	$45	$—	$189
Reserve for sales returns and allowances	1,168	252	(180)	1,240
Year ended October 2, 2009:
Allowance for doubtful accounts	$342	$(11)	$(187)	$144
Reserve for sales returns and allowances	1,555	417	(804)	1,168

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

10.11	Schedule identifying parties to and terms of agreement with the Registrant substantially identical to the Form of Employment Agreement filed as Exhibit 10.10 hereto.

10.13	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.12 hereto.

12.1	Statement re: Computation of Ratios.

21	List of subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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