Form 10-Q
period 2011-12-30
MINDSPEED TECHNOLOGIES, INC
filed 2012-02-07
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

The number of outstanding shares of the Registrant’s Common Stock as of January 27, 2012 was 34,892,382.

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

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	fluctuations in the price of our common stock;

•	successful development and introduction of new products;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	cash requirements and terms and availability of financing;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	our ability to attract and retain qualified personnel;

•	business acquisitions and investments;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except par value)

	December 30, 2011	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$42,761	$45,227
Receivables, net of allowance for doubtful accounts of $376 at both December 30, 2011 and September 30, 2011	13,951	13,393
Inventories	11,089	14,216
Prepaid expenses and other current assets	2,077	3,067

Total current assets	69,878	75,903

Property, plant and equipment, net	15,192	15,369
Licensed and purchased intangibles, net	19,069	17,357
Other assets	2,179	1,982

Total assets	$106,318	$110,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,933	$5,532
Accrued compensation and benefits	4,772	7,292
Accrued income taxes	754	690
Deferred income on sales to distributors	5,354	5,346
Deferred revenue	696	653
Restructuring	416	944
Other current liabilities	6,201	5,100

Total current liabilities	24,126	25,557

Convertible senior notes – long term	14,319	14,216
Other liabilities	1,292	1,426

Total liabilities	39,737	41,199

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,869 (December 30, 2011) and 34,515 (September 30, 2011) issued and outstanding shares	348	345
Additional paid-in capital	329,737	326,863
Accumulated deficit	(263,354)	(257,756)
Accumulated other comprehensive loss	(150)	(40)

Total stockholders’ equity	66,581	69,412

Total liabilities and stockholders’ equity	$106,318	$110,611

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 30, 2011	December 31, 2010

Net revenue:
Products	$33,842	$38,043
Intellectual property	90	2,500

Total net revenue	33,932	40,543
Cost of goods sold	14,219	14,281

Gross margin	19,713	26,262

Operating expenses:
Research and development	15,008	13,923
Selling, general and administrative	10,130	10,193

Total operating expenses	25,138	24,116

Operating (loss)/income	(5,425)	2,146

Interest expense	(387)	(398)
Other income, net	302	150

(Loss)/income before income taxes	(5,510)	1,898

Provision for income taxes	88	199

Net (loss)/income	$(5,598)	$1,699

Net (loss)/income per share:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05

Weighted-average number of shares used in per share computation:
Basic	32,900	31,908
Diluted	32,900	32,870

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	December 2011	December 31, 2010
Cash Flows From Operating Activities
Net (loss)/income	$(5,598)	$1,699
Adjustments required to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,513	1,202
Amortization of license agreements	643	574
Stock-based compensation	2,150	1,162
Inventory provision	699	27
Amortization of debt discount on convertible debt	144	121
Other non-cash items, net	(93)	(18)
Changes in assets and liabilities:
Receivables	(590)	8,675
Inventories	2,428	989
Other assets, net	854	(324)
Accounts payable	(1,009)	(1,517)
Deferred income on sales to distributors	8	(310)
Restructuring charges	(528)	(321)
Accrued compensation and benefits	(2,481)	(3,995)
Accrued expenses and other current liabilities	1,627	(620)
Other liabilities, net	(113)	(39)

Net cash (used in)/provided by operating activities	(346)	7,305

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,570)	(2,237)
Payments under license agreements	(1,111)	(3,865)

Net cash used in investing activities	(2,681)	(6,102)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(173)	(107)
Repurchase of restricted stock for income tax withholding	(264)	(221)
Proceeds from equity compensation programs	992	979

Net cash provided by financing activities	555	651

Effect of foreign currency exchange rates on cash	6	19

Net (decrease)/increase in cash and cash equivalents	(2,466)	1,873
Cash and cash equivalents at beginning of period	45,227	43,685

Cash and cash equivalents at end of period	$42,761	$45,558

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

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and special charges (Note 7), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The first quarter of fiscal 2012 and 2011 ended on December 30, 2011 and December 31, 2010, respectively.

Reclassifications – Amounts previously reported in the first quarter of fiscal 2011 have been adjusted to reclassify $150,000 of refundable tax credits from the provision for income taxes to other income, net.

Recent Accounting Standards – There have been no accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K, filed on November 18, 2011, that the Company expects will have a material impact on the its consolidated condensed financial statements.

Significant Accounting Policies – There were no significant changes to the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K, filed on November 18, 2011, for the fiscal year ended September 30, 2011.

2. Supplemental Financial Statement Data

Inventories

Inventories consisted of the following:

	December 30, 2011	September 30, 2011
	(in thousands)

Work-in-process	$5,201	$6,200
Finished goods	5,888	8,016

Total inventories	$11,089	$14,216

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	December 30, 2011	September 30, 2011
	(in thousands)

Deferred revenue on shipments to distributors	$5,797	$5,799
Deferred cost of goods sold on shipments to distributors	(492)	(503)
Reserves	49	50

Deferred income on sales to distributors	$5,354	$5,346

Other Liabilities

Details of other liabilities were as follows:

	December 30, 2011	September 30, 2011
	(in thousands)
Current
Deferred rent	$506	$617
Capital lease obligations	337	459
Accrued royalties	366	429
Accrued license fees	1,881	1,446
Other	3,111	2,149

Total other current liabilities	$6,201	$5,100

Long-term
Capital lease obligations	$60	$111
Accrued license fees	305	305
Other	927	1,010

Total other liabilities	$1,292	$1,426

Computation of Net (Loss)/ Income Per Share

The following table presents the computation of net (loss)/income per share:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands, except per share amounts)
Net (loss)/income per share - basic
Net (loss)/income	$(5,598)	$1,699
Basic weighted average common shares outstanding	32,900	31,908

Net (loss)/income per share - basic	$(0.17)	$0.05

Basic weighted average common shares outstanding	32,900	31,908
Effect of dilutive securities:
Dilutive stock awards	—	962

Diluted weighted average common shares outstanding	32,900	32,870

Net (loss)/income per share - diluted	$(0.17)	$0.05

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net (loss)/income per share as their effect would have been anti-dilutive:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Convertible senior notes	3,165	3,165
Stock awards	3,140	1,874
Employee stock purchase plan shares	27	162
Warrants	6,109	6,109

Anti-dilutive common shares	12,441	11,310

Comprehensive (Loss)/Income

Comprehensive (loss)/income was as follows:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Net (loss)/income	$(5,598)	$1,699
Foreign currency translation adjustments, net of tax	(110)	(76)

Comprehensive (loss)/income	$(5,708)	$1,623

Net Revenue by Product Line

Net revenue by product line was as follows:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Communications convergence processing products	$14,989	$16,625
High-performance analog products	14,344	14,104
WAN communications products	4,509	7,314
Intellectual property	90	2,500

Total net revenue	$33,932	$40,543

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Americas	$5,516	$12,031
Asia-Pacific	26,558	25,172
Europe, Middle East and Africa	1,858	3,340

Total net revenue	$33,932	$40,543

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Supplemental Cash Flow Information

Non-cash investing activities consisted of the following:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Purchase of property and equipment on account	$264	$202
License of intellectual property on account	4,428	3,756

Customer Concentrations

The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended
	December 30, 2011	December 31 2010
Customer A	21%	18%
Customer B	22%	16%

The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	December 30, 2011	September 30, 2011
Customer A	20%	4%
Customer B	19%	28%

3. Fair Value Measurements

The following table represents financial assets measured at fair value:

	December 30, 2011		September 30, 2011
	Quoted Prices in Active markets for Identical Instruments (Level 1)	Total Fair Value	Quoted Prices in Active markets for Identical Instruments (Level 1)	Total Fair Value
	(in thousands)

Assets:
Money market fund	$10,520	$10,520	$10,517	$10,517

Total cash equivalents	$10,520	$10,520	$10,517	$10,517

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

The following table presents stock-based compensation by functional line item presented on our unaudited consolidated condensed statements of operations:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Cost of goods sold	$(43)	$43
Research and development	652	308
Selling, general and administrative	1,541	811

Total stock-based compensation	$2,150	$1,162

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	December 30, 2011	December 31, 2010
Weighted-average assumptions:
Expected option life	3.5 years	2.8 years
Risk-free interest rate	0.6%	0.5%
Expected volatility	91%	101%
Dividend yield	—	—
Weighted-average grant date fair value per share	$3.26	$3.96

Stock Option Awards

The following tables summarize stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at September 30, 2011	2,588	$6.93	5.4 years
Granted	—	—
Exercised	(99)	2.79
Forfeited or expired	(94)	6.24

Outstanding at December 30, 2011	2,395	7.12	5.0 years	$2,323

Exercisable at December 30, 2011	1,398	$7.63	3.8 years	$1,621

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$3,993	1.3

Stock Awards

The following tables summarize stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at September 30, 2011	2,054	$7.74
Granted	199	5.71
Vested	(153)	7.02	$855
Forfeited	(48)	8.00

Nonvested shares at December 30, 2011	2,052	$7.59

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$11,526	2.6
Market based	568	0.7

Total stock awards	$12,094

5. Convertible Senior Notes

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

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of December 30, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	December 30, 2011	September 30, 2011
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of debt issuance costs	(681)	(784)

Net carrying value of the liability component	$14,319	$14,216

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Interest expense - coupon	$245	$244
Interest expense - debt discount amortization	102	98

Total	$347	$342

Effective interest rate on the liability for the period	9.25%	9.12%

6. Commitments and Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

7. Special Charges

There were no special charges in the first quarter of fiscal 2012. Special charges consisted of restructuring charge reversals totaling $18,000 in the first quarter of fiscal 2011.

Restructuring Charges

The Company has, from time to time, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the selling, general and administrative functions and wide area networking (WAN) business unit. The Company incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through December 30, 2011 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Cash payments	(521)

Restructuring balance, December 30, 2011	$381

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the fourth quarter of fiscal 2012.

Fourth Quarter of Fiscal 2010 Restructuring Plan – In the fourth quarter of fiscal 2010, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in its WAN product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred during the fourth quarter of fiscal 2010, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through December 30, 2011 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Cash payments	(7)

Restructuring balance, December 30, 2011	$35

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the second quarter of fiscal 2012.

8. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. As of the fiscal quarter ended December 30, 2011, the Company has paid $1.8 million in related license fees.

10. Subsequent Events

On February 6, 2012, the Company completed the acquisition of picoChip Inc. and its wholly owned subsidiaries (picoChip). This acquisition adds integrated system-on-chip (SoC) solutions for small cell base stations for next generation mobile broadband communications infrastructure. Pursuant to the terms of the acquisition agreement, all of picoChip’s outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s common stock. The Company paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of Mindspeed’s authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The Company may also become obligated to make additional earn-out payments, contingent on the achievement of milestones relating to, among other things: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. The maximum amount payable upon achievement of the revenue and development milestones is $25.0 million. Earn-out payments, if any, will be paid in the first quarter of calendar 2013, and the Company may make earn-out payments in the form of cash, stock or any combination thereof.

The Company has not made all of the remaining disclosures required by ASC 805-10-50-2, Business Combinations, as it is currently in the process of completing the purchase accounting for the acquisition.

The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was issued pursuant to a loan and security agreement dated as of February 6, 2012 between the Company and Silicon Valley Bank (SVB). Borrowings under the loan and security agreement were also used to pay costs and expenses related to the acquisition and the closing of the loan and security agreement, and may be used for working capital and other general corporate purposes.

The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all assets, excluding intellectual property, of the Company and such guarantors. The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan will be paid quarterly beginning in calendar year 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility will be paid quarterly beginning in calendar year 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2011.

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure, which includes enterprise networks, broadband access networks (fixed and mobile) and metropolitan and wide area networks (WAN). We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, high-performance analog and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•

Communications Convergence Processing – triple-play access gateways for Voice-over-Internet Protocol (VoIP) and data processing platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet Protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G mobile base stations in the carrier infrastructure;

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

On February 6, 2012, we closed the acquisition of picoChip Inc. and its wholly owned subsidiaries, a supplier of integrated SoC solutions for 3G/4G mobile base stations in the carrier infrastructure.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 60% of our revenue for the first quarter of fiscal 2012. Our revenue is well diversified globally, with 84% of the revenue in the first quarter of fiscal 2012 coming from outside of the Americas. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. Approximately 37% of our revenue for the first quarter of fiscal 2012 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $15.0 million on research and development in the first quarter of fiscal 2012. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, inventories, stock-based compensation, deferred income taxes and uncertain tax positions, and impairment of long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Recent Accounting Pronouncements

There have been no accounting pronouncements since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 that we expect will have a material impact on our consolidated condensed financial statements.

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by product line:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Communications convergence processing	$14,989	44%	$16,625	41%	$(1,636)	-9.8%
High-performance analog	14,344	43%	14,104	35%	240	1.7%
WAN communications	4,509	13%	7,314	18%	(2,805)	-38.4%

Total net product revenue	33,842	100%	38,043	94%	(4,201)	-11.0%
Intellectual property	90	0%	2,500	6%	(2,410)

Net revenue	$33,932	100%	$40,543	100%	$(6,611)	-16.3%

The decrease in our net revenue for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to lower sales volumes for our communications convergence processing products, WAN communications products and lower intellectual property revenue. These decreases were partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011 due to a decrease in net revenue from a slowdown in 3G investments, which resulted in fewer shipments of wireless media gateways used in terminating calls between the public switch telephone network (PTSN) and mobile networks. This decrease was partially offset by an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers. Net revenue from high-performance analog products increased in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011 due to increased demand for physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments. This increase was partially offset by a decrease in demand for crosspoint switches and signal conditioners. Net revenue from WAN communications products decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products. Net revenue from intellectual property licensing and sales decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties (including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc., Unisem, Inc. and Advanced Semiconductor Engineering, Inc. (ASE) for wafer fabrication and assembly and test services. Cost of goods sold primarily consisted of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.

The following table presents fiscal quarter gross margin:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$19,713	58%	$26,262	65%	$(6,549)	-24.9%

Gross margin decreased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to both a $4.2 million, or 11%, decrease in product revenue, and a $2.4 million decrease in intellectual property revenue. The decrease in our gross margin as a percent of net revenue for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was driven primarily by a change in product mix, as well as a decrease in intellectual property revenue, which has little associated cost.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$8,965		$8,235		$730	8.9%
Stock-based compensation	670		315		355	112.7%

Design & development costs	2,954		3,250		(296)	-9.1%
Facilities	1,362		1,372		(10)	-0.7%
Depreciation	592		392		200	51.0%
Other	465		359		106	29.5%

Research and development	$15,008	44%	$13,923	34%	$1,085	7.8%

R&D expenses increased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to increased investment in our next generation products in both the wireless and enterprise markets that resulted in an increase in personnel costs, including stock-based compensation, and an increase in depreciation expense resulting from an increase in R&D related capital expenditures.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$5,056		$6,379		$(1,323)	-20.7%
Stock-based compensation	1,567		821		746	90.9%
Professional fees & outside services	1,870		1,003		867	86.4%
Facilities	781		822		(41)	-5.0%
Depreciation	186		143		43	30.1%
Other	670		1,025		(355)	-34.6%

Selling, general and administrative	$10,130	30%	$10,193	25%	$(63)	-0.6%

SG&A expenses decreased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to a decrease in personnel-related costs mainly due to a decrease in headcount. This decrease was mostly offset by an increase in stock-based compensation due to additional stock awards granted during fiscal 2011, professional fees and outside services. The increase in professional fees and outside services in the first quarter of fiscal 2012 consisted primarily of transaction costs incurred in conjunction with our acquisition of picoChip Inc. and its wholly owned subsidiaries.

Special Charges

There were no special charges in the first quarter of fiscal 2012. Special charges consisted of restructuring charge reversals totaling $18,000 in the first quarter of fiscal 2011.

Restructuring Charges

We have, from time to time, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in our selling, general and administrative functions and WAN business unit. We incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through December 30, 2011 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Cash payments	(521)

Restructuring balance, December 30, 2011	$381

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the fourth quarter of fiscal 2012.

Fourth Quarter of Fiscal 2010 Restructuring Plan – In the fourth quarter of fiscal 2010, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in our WAN communications product family and selling, general and administrative functions. The restructuring plan was substantially completed during the fiscal fourth quarter of 2010. Of the $1.3 million in charges incurred in the fourth quarter of fiscal 2010, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through December 30, 2011 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Cash payments	(7)

Restructuring balance, December 30, 2011	$35

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the second quarter of fiscal 2012.

Interest Expense

Interest expense primarily consisted of interest on our convertible senior notes. The following tables present details of fiscal quarter interest expense:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$(387)	1%	$(398)	1%	$(11)	-2.8%

Other Income, Net

Other income, net, principally consisted of interest income, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses. The following table presents details of fiscal quarter other income, net:

	Three Months Ended
	December 30,	% of Net	December 31,	% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(in thousands, except percentages)
Other Income, Net	$302	1%	$150	0%	$152	101.3%

The increase in other income, net, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 reflected an $80,000 increase in reimbursable foreign research and development credits and a $70,000 increase in net foreign exchange gains.

Income Taxes

Our provision for income taxes for the first quarter of fiscal 2012 and 2011 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at December 30, 2011. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure and we will continue to perform additional actions, if necessary. In addition, from time to time, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability. Our ability to increase current revenue levels to achieve profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to increase current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve sustained profitability.

On February 6, 2012, we completed the acquisition of picoChip Inc. and its wholly owned subsidiaries. We paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. We may also become obligated to make additional earn-out payments, contingent on the achievement of milestones relating to, among other things: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. The maximum amount payable upon achievement of the revenue and development milestones is $25.0 million. Earn-out payments, if any, will be paid in the first quarter of calendar 2013, and we may make earn-out payments in the form of cash, stock or any combination thereof.

We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. We have no principal payments on currently outstanding debt due in the next 12 months. From time to time, we may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	December 30,	September 30,	Change
	2011	2011	$	%
	(in thousands, except percentages)
Working capital	$45,752	$50,346	$(4,594)	-9.1%

Cash and cash equivalents	$42,761	$45,227	$(2,466)	-5.5%

Cash and cash equivalents decreased as a result of cash used in our investing activities to make payments under license agreements and the purchases of property, plant and equipment. The cash used in our investing activities was mostly offset by cash provided by financing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	December 30, 2011	December 31, 2010
	(in thousands)
Net cash (used in)/provided by:
Net (loss)/income	$(5,598)	$1,699
Non-cash operating expenses, net	5,056	3,068
Changes in operating assets and liabilities:
Receivables	(590)	8,675
Inventories	2,428	989
Other assets, net	854	(324)
Accounts payable	(1,009)	(1,517)
Deferred income on sales to distributors	8	(310)
Restructuring charges	(528)	(321)
Accrued compensation and benefits	(2,481)	(3,995)
Accrued expenses and other current liabilities	1,627	(620)
Other liabilities, net	(113)	(39)

Net cash (used in)/provided by operating activities	(346)	7,305
Net cash used in investing activities	(2,681)	(6,102)
Net cash provided by financing activities	555	651
Effect of foreign exchange rate changes on cash	6	19

Net (decrease)/increase in cash and cash equivalents	$(2,466)	$1,873

Operating Activities

Operating activities used cash for the first quarter of fiscal 2012 due to our net loss, partially offset by net non-cash operating activities and net cash provided by changes in operating assets and liabilities. Significant non-cash operating expenses included stock-based compensation expense, depreciation and amortization and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash used in operating activities included cash provided by a decrease in inventories resulting from the sale of inventory purchased in prior periods in an effort to mitigate the effect of the natural disasters in Japan and an increase in accrued expenses and other current liabilities mainly due to accrued acquisition related costs. These cash inflows were mostly offset by a decrease in accounts payable due to the timing of payments and a decrease in accrued compensation and benefits due to the payment of bonuses under our fiscal year 2011 cash bonus plan in the first quarter of fiscal 2012.

Operating activities provided cash for the first quarter of fiscal 2011 due to our net income, net non-cash operating activities and net cash provided by changes in operating assets and liabilities. Significant non-cash operating expenses included stock-based compensation expense, depreciation and amortization and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities include a decrease in accounts receivable due to the timing of sales and the timing of collections, partially offset by a decrease in accrued compensation and benefits.

Investing Activities

Investing activities used cash for the first quarter of fiscal 2012 due to payments under licensed and purchased intangibles of $1.1 million and the purchase of property, plant and equipment of $1.6 million.

Investing activities used cash for the first quarter of fiscal 2011 due to the purchase of property, plant and equipment of $2.2 million and payments under licensed and purchased intangibles of $3.9 million.

Financing Activities

Financing activities provided cash for the first quarter of fiscal 2012 due to $1.0 million in proceeds from equity compensation programs, partially offset by $264,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $173,000 in payments made on capital lease obligations.

Financing activities provided cash for the first quarter of fiscal 2011 primarily due $1.0 million in proceeds from equity compensation programs, partially offset by $221,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $107,000 in payments made on capital lease obligations.

Convertible Senior Notes and Loan and Security Agreement

6.50% Convertible Senior Notes due 2013

We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At December 30, 2011, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At December 30, 2011, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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

Loan and Security Agreement

As discussed above, in February 2012, we completed the acquisition of picoChip Inc. and its wholly owned subsidiaries and paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was issued pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank. Borrowings under the loan and security agreement were also used to pay costs and expenses related to the acquisition and the closing of the loan and security agreement, and may be used for working capital and other general corporate purposes.

The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets, excluding intellectual property, and such guarantors. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan will be paid quarterly beginning in calendar year 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility will be paid quarterly beginning in calendar year 2012.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of December 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.

At December 30, 2011, our debt consisted of long-term convertible senior notes. Our convertible senior notes bear interest at a fixed rate of 6.50% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. `

Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 30, 2011, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 30, 2011, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2011. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 30, 2011, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.

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

Our acquisition of picoChip Inc. and its wholly owned subsidiaries on February 6, 2012 will expose us to risks arising from the acquisition. Any failure to integrate picoChip into our operations successfully could have a material adverse effect on our financial position, results of operations and/or cash flows.

On February 6, 2012, we completed the acquisition of picoChip. The acquisition poses substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from the acquisition, or we may experience unanticipated costs or expenses integrating the acquired operations and technologies into our existing business and technologies. Acquisition transactions are subject to inherent risks and uncertainties, including, among others, risks associated with the successful integration of geographically separate organizations; the ability to integrate the companies’ technologies; and the potential for key employee attrition. Acquisition transactions could also result in large one-time write-offs, amortization expenses related to intangible assets, limitations on our ability to use our net operating loss carryforwards, litigation or other claims in connection with the acquired company and the diversion of management’s time and attention from operating our business to acquisition integration challenges. Operationally, the business of picoChip has depended on key customer and supplier relationships, and we will need to maintain those relationships. If we fail to maintain those relationships, it would have an adverse effect on our operating objectives and could have an adverse effect on our future operating results. Integration of our respective operations, including technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We may also incur liability for activities of picoChip and its subsidiaries prior to the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities. In addition, we have no recent experience operating our business in the United Kingdom and lack familiarity with local laws, regulations and business practices. We cannot provide any assurances that we will achieve our business and financial objectives in connection with the acquisition of picoChip.

The cash payment of the initial purchase price for the acquisition of picoChip was financed in part with bank debt and through the issuance of shares of our common stock that resulted in dilution to our existing stockholders. We will be required to service this additional indebtedness and cannot provide assurances that picoChip’s business will generate sufficient net cash flows, if any, to permit us to service the indebtedness without relying on cash flows, if any, generated by our incumbent businesses. The benefits or synergies we may expect from the acquisition of picoChip may not be realized to the extent or in the time frame we initially anticipate, which may result in an adverse effect on our stock price or our ability to raise additional financing, either in the public capital markets or through further debt financing.

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

The foundries and other suppliers on whom we rely may experience financial difficulties or suffer disruptions in their operations due to causes beyond our control, including deteriorations in general economic conditions, labor strikes, work stoppages, electrical power outages, fire, earthquake, flooding or other natural disasters. Certain of our suppliers’ manufacturing facilities are located near major earthquake fault lines in the Asia-Pacific region and in California. Due to cross dependencies, supply chain disruptions could negatively impact demand of our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end product. In the event of a disruption of the operations of one or more of our suppliers, we may not have an alternate source immediately available. Such an event could cause significant delays in shipments until we are able to shift the products from an affected facility or supplier to another facility or supplier. The manufacturing processes we rely on are specialized and are available from a limited number of suppliers. Alternate sources of manufacturing capacity, particularly wafer production capacity, may not be available to us on a timely basis. Even if alternate manufacturing capacity is available, we may not be able to obtain it on favorable terms, or at all. Difficulties or delays in securing an adequate supply of our products on favorable terms, or at all, could impair our ability to meet our customers’ requirements and have a material adverse effect on our operating results.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the recently completed acquisition of picoChip may not be accretive and may cause dilution to our earnings per share;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	limitations placed on our investors by our stockholders rights agreement, which is designed to protect our net operating loss carryforwards;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Although we have recently generated cash through operating activities, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances and cash generated from product sales. We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

We are subject to the risks of doing business internationally.

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 84% of our net revenue for the first quarter of fiscal 2012. China is a particularly important international market for us, as approximately 37% of our revenue for the first quarter of fiscal 2012 came from customers in China. In addition, we have design centers, customer support centers, and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

We may make business acquisitions or investments, which involve significant risk.

In addition to the acquisition of picoChip, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	a limitation on our ability to use our net operating loss carryforwards;

•	the diversion of management’s time and attention from operating our business to acquisition integration challenges;

•	adverse tax consequences; and

•	the potential loss of key employees, customers and suppliers of the acquired business.

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired companies include those associated with:

•	failure to successfully further develop the acquired products or technology;

•	conforming the acquired company’s standards, policies, processes, procedures and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	increasing the scope, geographic diversity and complexity of our operations;

•

consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions;

•	the geographic distance between the companies;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 60% of our revenue for the first quarter of fiscal 2012.

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

At December 30, 2011, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)
October 1, 2011 to October 28, 2011	—	$—
October 29, 2011 to November 25, 2011	40,553	5.61
November 26, 2011 to December 30, 2011	7,058	5.01

	47,611	$5.53

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: February 7, 2012	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.