Form 10-Q
period 2012-03-30
MINDSPEED TECHNOLOGIES, INC
filed 2012-05-08
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

The number of outstanding shares of the Registrant’s Common Stock as of April 27, 2012 was 41,331,146.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	our expectations regarding the achievement of the potential earnout payments in connection with our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	our plans to maintain our position in the 3G small cell base station market as the small cell base station market transitions to dual-mode 3G/4G and 4G-only products;

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

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	cash requirements and terms and availability of financing;

•	our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	fluctuations in the price of our common stock;

•	successful development and introduction of new products;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	lengthy sales cycles;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	our ability to attract and retain qualified personnel;

•	business acquisitions and investments;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except par value)

	March 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$32,354	$45,227
Receivables, net of allowance for doubtful accounts of $494 at March 30, 2012 and $376 at September 30, 2011	22,307	13,393
Inventories	10,837	14,216
Prepaid expenses and other current assets	5,799	3,067

Total current assets	71,297	75,903

Property, plant and equipment, net	17,214	15,369
Intangible assets, net	37,339	17,357
Goodwill	57,639	—
Other assets	2,848	1,982

Total assets	$186,337	$110,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,659	$5,532
Accrued compensation and benefits	7,331	7,292
Accrued income taxes	990	690
Deferred income on sales to distributors	4,875	5,346
Deferred revenue	4,086	653
Restructuring	867	944
Line of credit – current	5,490	—
Contingent consideration	10,038	—
Other current liabilities	9,488	5,100

Total current liabilities	58,824	25,557

Line of credit – long-term	8,000	—
Long-term debt	29,423	14,216
Other liabilities	1,091	1,426

Total liabilities	97,338	41,199

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 41,029 (March 30, 2012) and 34,515 (September 30, 2011) issued and outstanding shares	411	345
Additional paid-in capital	366,306	326,863
Accumulated deficit	(277,590)	(257,756)
Accumulated other comprehensive loss	(128)	(40)

Total stockholders’ equity	88,999	69,412

Total liabilities and stockholders’ equity	$186,337	$110,611

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Net revenue:
Products	$34,858	$38,553	$68,700	$76,596
Intellectual property	501	—	591	2,500

Total net revenue	35,359	38,553	69,291	79,096
Cost of goods sold	14,839	14,283	29,058	28,564

Gross margin	20,520	24,270	40,233	50,532

Operating expenses:
Research and development	17,740	14,525	32,748	28,448
Selling, general and administrative	13,088	10,079	22,410	20,290
Acquisition-related costs	2,259	—	3,067	—
Restructuring charges	1,272	—	1,272	(18)

Total operating expenses	34,359	24,604	59,497	48,720

Operating (loss)/income	(13,839)	(334)	(19,264)	1,812

Interest expense	(571)	(399)	(959)	(797)
Other income, net	309	109	611	259

(Loss)/income before income taxes	(14,101)	(624)	(19,612)	1,274

Provision for income taxes	134	135	222	334

Net (loss)/income	$(14,235)	$(759)	$(19,834)	$940

Net (loss)/income per share:
Basic	$(0.39)	$(0.02)	$(0.57)	$0.03
Diluted	$(0.39)	$(0.02)	$(0.57)	$0.03

Weighted-average number of shares used in per share computation:
Basic	36,293	32,133	34,597	32,021
Diluted	36,293	32,133	34,597	33,032

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	March 30, 2012	April 1, 2011
Cash Flows From Operating Activities
Net (loss)/income	$(19,834)	$940
Adjustments required to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,108	2,572
Amortization of intangible assets	1,457	1,135
Restructuring charges	1,272	(18)
Stock-based compensation	5,456	2,212
Inventory provision	1,539	181
Amortization of debt discount on convertible debt	300	223
Other non-cash items, net	35	4
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,632)	6,442
Inventories	3,779	(2,572)
Other assets, net	1,001	(223)
Accounts payable	4,425	1,931
Deferred income on sales to distributors	(471)	575
Restructuring charges	(1,349)	(491)
Accrued compensation and benefits	(3,656)	(3,229)
Accrued expenses and other current liabilities	(1,024)	(213)
Other liabilities, net	(76)	33

Net cash (used in)/provided by operating activities	(11,670)	9,502

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,334)	(3,920)
Payments under license agreements	(7,341)	(5,009)
Net cash paid for business acquisition	(20,096)	—

Net cash used in investing activities	(29,771)	(8,929)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(281)	(274)
Borrowings under term loan	15,000	—
Borrowings under line of credit	14,807	—
Payments made on line of credit	(1,317)	—
Deferred financing costs	(378)	—
Repurchase of restricted stock for income tax withholding	(575)	(291)
Proceeds from equity compensation programs	1,362	1,256

Net cash provided by financing activities	28,618	691

Effect of foreign currency exchange rates on cash	(50)	(41)

Net (decrease)/increase in cash and cash equivalents	(12,873)	1,223
Cash and cash equivalents at beginning of period	45,227	43,685

Cash and cash equivalents at end of period	$32,354	$44,908

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes metropolitan and WAN (fixed and mobile), broadband access networks (fixed and mobile) and enterprise networks.

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and restructuring charges (Note 8), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2012 and 2011 ended on March 30, 2012 and April 1, 2011, respectively.

Reclassifications – Amounts previously reported in the three and six months ended April 1, 2011 have been adjusted to reclassify $150,000 and $300,000, respectively, of refundable tax credits from the provision for income taxes to other income, net.

Recent Accounting Standards – There have been no accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K, filed on November 18, 2011, that the Company expects will have a material impact on its consolidated condensed financial statements.

Significant Accounting Policies – There were no significant changes to the Company’s significant accounting policies disclosed in its Annual Report on Form 10-K, filed on November 18, 2011, for the fiscal year ended September 30, 2011, other than the addition of the following policies due to the acquisition of picoChip Inc. and its wholly owned subsidiaries (picoChip) on February 6, 2012.

Business Combinations – The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. Accordingly, these can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. The Company adjusts the preliminary purchase price allocation, as necessary, up to periods of one year after the acquisition closing date as it obtains more information regarding asset valuations and liabilities assumed. The Company refers to this preliminary purchase price allocation period as the measurement period. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Long-Lived Assets – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets include the acquired intangible assets of developed technology, trademarks and tradenames, customer relationships and in-process research and development, or IPR&D. The Company currently amortizes its acquired intangible assets with definitive lives over periods ranging from one to twelve years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be reclassified to developed technology and amortized over their estimated useful lives.

Impairment of Goodwill and Other Long-Lived Assets – The Company will evaluate goodwill on an annual basis beginning in the fourth quarter of fiscal 2012 or more frequently if it believes indicators of impairment exist.

The Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company will conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair values of its reporting unit with its carrying values. The Company determines the fair values of its reporting unit using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of its reporting unit exceeds its reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of its reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with the Company’s policy for long-lived assets.

2. Supplemental Financial Statement Data

Inventories

Inventories consisted of the following:

	March 30, 2012	September 30, 2011
	(in thousands)

Work-in-process	$4,908	$6,200
Finished goods	5,929	8,016

Total inventories	$10,837	$14,216

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed intangibles consisted mainly of licenses of intellectual property. As of March 30, 2012, licensed intangibles, net, was $23.1 million.

Acquired intangibles consisted of the following:

	March 30, 2012
	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life
	(in thousands)			(in years)

Tradenames and trademarks	$310	$32	$278	1.5
Developed technology	11,800	152	11,648	12
Customer relationships	1,500	33	1,467	7
In-process research and development	800	—	800	Indefinite

	$14,410	$217	$14,193

Amortization of acquired intangible assets included in the costs of goods sold and operating expense categories was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Cost of goods sold	$152	$—	$152	$—
Selling, general and administrative	65	—	65	—

	$217	$—	$217	$—

Estimated future amortization of existing acquired intangible assets, excluding IPR&D, is as follows:

	Purchased Intangible Assets Amortization by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Cost of goods sold	$983	$983	$983	$983	$983	$5,993	$10,910
Selling, general and adminstrative	337	214	214	214	214	235	1,429

	$1,320	$1,197	$1,197	$1,197	$1,197	$6,228	$12,339

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	March 30, 2012	September 30, 2011
	(in thousands)

Deferred revenue on shipments to distributors	$5,319	$5,799
Deferred cost of goods sold on shipments to distributors	(493)	(503)
Reserves	49	50

Deferred income on sales to distributors	$4,875	$5,346

Other Liabilities

Details of other liabilities were as follows:

	March 30, 2012	September 30, 2011
	(in thousands)
Current
Deferred rent	$200	$617
Capital lease obligations	499	459
Accrued royalties	347	429
Accrued license fees	947	1,446
Escrow payable	3,491	—
Accrued professional fees	1,593	470
Other	2,411	1,679

Total other current liabilities	$9,488	$5,100

Long-term
Capital lease obligations	$107	$111
Accrued license fees	—	305
Other	984	1,010

Total other liabilities	$1,091	$1,426

Computation of Net (Loss)/ Income Per Share

The following table presents the computation of net (loss)/income per share:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in thousands, except per share amounts)
Net (loss)/income per share - basic
Net (loss)/income	$(14,235)	$(759)	$(19,834)	$940
Basic weighted average common shares outstanding	36,293	32,133	34,597	32,021

Net (loss)/income per share - basic	$(0.39)	$(0.02)	$(0.57)	$0.03

Basic weighted average common shares outstanding	36,293	32,133	34,597	32,021
Effect of dilutive securities:
Dilutive stock awards	—	—	—	993
Dilutive employee stock purchase plan shares	—	—	—	18

Diluted weighted average common shares outstanding	36,293	32,133	34,597	33,032

Net (loss)/income per share - diluted	$(0.39)	$(0.02)	$(0.57)	$0.03

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net (loss)/income per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in thousands)
Convertible senior notes	3,165	3,165	3,165	3,165
Stock awards	3,308	1,704	3,205	1,697
Employee stock purchase plan shares	99	26	99	26
Warrants	6,109	6,109	6,109	6,109

Anti-dilutive common shares	12,681	11,004	12,578	10,997

Comprehensive (Loss)/Income

Comprehensive (loss)/income was as follows:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
	(in thousands)
Net (loss)/income	$(14,235)	$(759)	$(19,834)	$940
Foreign currency translation adjustments, net of tax	23	111	(88)	35

Comprehensive (loss)/income	$(14,212)	$(648)	$(19,922)	$975

Net Revenue by Product Line

Net revenue by product line was as follows:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
	(in thousands)
Communications convergence processing products	$15,146	$15,569	$30,135	$32,194
High-performance analog products	15,657	14,949	30,001	29,053
WAN communications products	4,055	8,035	8,564	15,349
Intellectual property	501	—	591	2,500

Total net revenue	$35,359	$38,553	$69,291	$79,096

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
	(in thousands)
Americas	$6,150	$7,796	$11,666	$19,827
Asia-Pacific	26,380	27,414	52,938	52,586
Europe, Middle East and Africa	2,829	3,343	4,687	6,683

Total net revenue	$35,359	$38,553	$69,291	$79,096

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Supplemental Cash Flow Information

Non-cash investing and financing activities consisted of the following:

	Six Months Ended
	March 30,	April 1,
	2012	2011
	(in thousands)
Purchase of property and equipment through capital leasing arrangements	$113	$—
Contingent consideration payable in connection with business acquisition	10,038	—
Purchase of property and equipment on account	331	516
License of intellectual property on account	2,872	3,756
Issuance of equity in a business acquisition	33,791	—

Customer Concentrations

The following direct customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
Customer A	22.9%	17.8%	21.5%	16.9%
Customer B	22.9%	24.6%	22.1%	21.5%
Customer C	4.2%	10.2%	5.1%	8.6%

The following direct customers accounted for 10% or more of total accounts receivable at each period end:

	March 30,	September 30,
	2012	2011
Customer A	24.3%	28.3%
Customer B	22.9%	4.5%

3. Business Combination

On February 6, 2012, the Company completed the acquisition of picoChip and its wholly owned subsidiaries (picoChip). picoChip is a supplier of integrated system-on-chip (SoC) solutions for small cell base stations. The acquisition will expand the small cell base station product portfolio of the Company, which addresses the next generation mobile broadband communications infrastructure. Pursuant to the terms of the acquisition agreement, all of picoChip’s outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s common stock.

The acquisition-date fair value of the consideration transferred totalled $64.3 million, which consisted of the following:

Fair Value of Consideration Transferred
(in thousands)
Cash	$20,479
Common stock	33,791
Contingent consideration	10,038

Total	$64,308

The Company paid $26.7 million (less certain deductions) in cash and issued an aggregate of approximately 5.2 million shares of the Company’s authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The issuance of the approximate 5.2 million shares was valued based on the Company’s closing common stock price on the acquisition’s closing date.

The $26.7 million of cash consideration was reduced by $6.7 million of assumed liabilities, which primarily consisted of accrued employee bonuses, management transaction bonuses, direct costs of the acquisition incurred by picoChip that remained unpaid as of the acquisition’s closing date, an estimated closing net asset adjustment and other liabilities pursuant to the acquisition agreement. The reduction in cash consideration was partially offset by $383,000, which represented the amount of picoChip’s cash on hand immediately prior to the close of the acquisition. The cash consideration transferred upon the close of the acquisition was $20.5 million, of which, $14.3 million was deposited into an escrow account and a majority of the remaining $6.2 million was used to pay the remainder of picoChip’s outstanding debt. Claims against the escrow account can be made until June 30, 2013, which is subject to extension if outstanding claims against the escrow remain unresolved at that date. Due to the nature of the escrow account, the cash portion of the consideration transferred has been determined only provisionally and is subject to change pending the outcome of potential escrow claims.

The Company may also become obligated to make additional earnout payments, contingent on the achievement of milestones relating to: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. The maximum amount payable upon achievement of the revenue and development milestones is $25.0 million. Earnout payments, if any, will be paid in the first quarter of calendar year 2013 and may be made in the form of cash, stock or any combination thereof at the discretion of the Company.

The maximum earnout payments related to the revenue milestone is $13.0 million based on a 1.3x multiple of picoChip revenue generated in excess of $25.0 million between the close of the acquisition and December 31, 2012. The Company does not expect picoChip revenue will meet this minimum revenue amount in calendar year 2012. As such, no value has been ascribed to this portion of the earnout.

The remaining potential earnout payments consist of a business development earnout payment of $7.0 million and a product development earnout payment of $5.0 million. The Company currently estimates that these earnout payments will be made; however, the Company has applied a discount rate in determining the fair value in order to reflect the risk of the underlying conditions not being satisfied such that no payment would be due.

The Company has the right to offset its earnout payments with certain employee termination liabilities incurred subsequent to the close of the acquisition. The Company also has the right to offset the product development earnout with certain expenses incurred by the Company subsequent to the close of the acquisition in order to achieve the product development earnout. The estimated employee termination liabilities and costs to be incurred to achieve the product development earnout as of the close of the acquisition have been discounted at a risk-free rate because the Company will not realize the benefit of these reductions to earnout payments until the earnout payments have been made.

The fair value measurements of the contingent consideration discussed above was based primarily on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range (Selected Input)

Revenue Earnout	$—	N/A	Probability of Achieving	0.0% - 5.0% (0.0%)

Business Development Earnout	$6,275	Income Approach	Probability of Achieving	90.0% - 100.0% (100.0%)
			Required Rate of Return	8.0% - 12.0% (10.0%)

Product Development Earnout	$4,482	Income Approach	Probability of Achieving	90.0% - 100.0% (100.0%)
			Required Rate of Return	8.0% - 12.0% (10.0%)

As of March 30, 2012, the offsetting employee termination expenses and costs expected to be incurred to achieve the product development earnout were estimated to be $719,000 and are not included in the above table. As of March 30, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of picoChip.

The total fair value of consideration transferred for the acquisition was allocated to the preliminary net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill. The acquisition transaction was a stock purchase in which the income tax attributes of picoChip carryover to the Company. The estimated deferred income tax attributes of picoChip, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset. Given picoChip’s history of reporting net losses, management concluded that realization of the net deferred income tax asset acquired is not more likely than not and therefore a valuation allowance was established to offset the entire net deferred income tax asset. As a result, deferred income taxes are not reflected in the table below. The Company’s allocation of the purchase price is preliminary as it is still finalizing the amounts related to contingent consideration, identifiable intangible assets, deferred revenues and the effects of income taxes resulting from the transaction. Any measurement period adjustments will be recorded retrospectively to the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

At February 6, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$383
Receivables	1,401
Inventories	1,939
Prepaid expenses and other current assets	4,230
Capital lease	178
Property, plant and equipment, net	2,475
Intangible assets
Tradenames and trademarks	310
Developed technology	11,800
Customer relationships	1,500
In-process research and development	800
Goodwill	57,639

Total assets acquired	$82,655

Liabilities assumed:
Accounts payable	$5,251
Accrued compensation and benefits	3,207
Deferred revenue	2,890
Other current liabilities	6,796
Capital lease obligation	203

Total liabilities assumed	$18,347

Purchase price	$64,308

As a result of the acquisition, the Company has a presence in the 3G small cell base station market and plans to maintain this position as the small cell base station market transitions to dual-mode 3G/4G and 4G-only products. The goodwill recognized is therefore attributable primarily to the future business operations and market opportunity of delivering a more complete portfolio of small cell solutions spanning residential to enterprise and metro product segments. None of the goodwill is expected to be deductible for UK income tax purposes, however it is expected to be deductible for US income tax purposes.

The fair value of accounts receivables acquired was $1.4 million, with the gross contractual amount being $1.5 million. The Company expects approximately $105,000 to be uncollectible.

The fair value of tradenames and trademarks and customer relationships was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to selling, general and administrative expenses over their estimated period of use of 18 months and seven years, respectively. The fair value of developed technology was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to cost of products sold over the estimated remaining life of 12 years.

The Company incurred $3.1 million of acquisition-related costs to date, of which, $2.3 million and $3.1 million was expensed, respectively, in “Acquisition-related costs” in the first three and six fiscal months ended March 30, 2012.

The amount of net revenue and net loss of picoChip included in the Company’s consolidated condensed statements of operations from the acquisition date to the first three and six fiscal months ended March 30, 2012 were as follows:

February 7, 2012 to March 30, 2012
(in thousands)
Net revenue	$2,060
Net loss	$(4,293)

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statements of operations data below gives effect to the acquisition, described above, as if it had occurred at October 2, 2010. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of picoChip to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since October 2, 2010. The supplemental pro forma earnings for the three and six months ended March 30, 2012 were adjusted to exclude $4.6 million of professional fees, transition-related fees and restructuring charges incurred in the second quarter of fiscal 2012. The supplemental pro forma earnings for the three and six months ended April 1, 2011 were adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations.

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in thousands)		(in thousands)
Net revenue	$36,114	$43,653	$72,218	$91,239
Net loss	$(16,656)	$(10,088)	$(24,802)	$(11,457)

4. Fair Value Measurements

On October 4, 2008, the Company adopted certain provisions under ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these included cash equivalents.

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarified the application of existing guidance and disclosure requirements, changed certain fair value measurement principles and required additional disclosures about fair value measurements. The updated guidance was effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on the Company’s consolidated condensed financial statements.

The following table represents the Company’s assets and liabilities subject to fair value measurements on a recurring basis and hierarchy in accordance with ASC 825, Financial Instruments, and ASC 820:

	Fair Value as of March 30, 2012	Fair Value Measurements at March 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$10,525	$10,525	$—	$—

Assets at fair value	$10,525	$10,525	$—	$—

Liabilities
Contingent consideration	$10,038	$—	$—	$10,038

Liabilities at fair value	$10,038	$—	$—	$10,038

	Fair Value as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$10,517	$10,517	$—	$—

Assets at fair value	$10,517	$10,517	$—	$—

The following table presents a reconciliation of the beginning and ending balances of the Company’s contingent consideration liability measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended March 30, 2012:

Contingent Consideration
Balance as of September 30, 2011	$—
Additions - picoChip acquisition	10,038

Balance as of March 30, 2012	$10,038

See Note 3 for a discussion of fair value measurements of contingent consideration.

5. Stock-Based Compensation

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

In January 2012, the Company adopted an inducement incentive plan, under which 500,000 shares of common stock may be issued upon exercise or issued upon grant and sold upon vesting. In January 2012, the stockholders of the Company approved an amendment to the Company’s employee stock purchase plan, which included an increase of 800,000 in the authorized number of shares reserved for issuance under such plan.

A management bonus accrual of $1.1 million was recorded in the second quarter of fiscal 2012. The Company expects to pay half of the bonus in cash and the remaining half in stock awards.

The following table presents stock-based compensation by functional line item presented on the unaudited consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
	(in thousands)
Cost of goods sold	$42	$45	(1)	88
Research and development	1,177	308	1,829	616
Selling, general and administrative	2,086	697	3,628	1,508

Total stock-based compensation	$3,305	$1,050	$5,456	$2,212

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
Weighted-average assumptions:
Expected option life	2.7 years	3.5 years	2.7 years	2.9 years
Risk-free interest rate	0.3%	1.3%	0.3%	0.7%
Expected volatility	91%	93%	97%	99%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.59	$4.37	$2.59	$4.02

Stock Option Awards

The following tables summarize stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)			(in thousands)
Outstanding at September 30, 2011	2,588	$6.93	5.4 years	$2,624
Granted	459	6.28
Exercised	(251)	2.58
Forfeited or expired	(118)	6.73

Outstanding at March 30, 2012	2,678	7.23	5.3 years	2,901

Exercisable at March 30, 2012	1,380	$7.80	3.6 years	$2,174

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$3,730	1.4

Stock Awards

The following tables summarize stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at September 30, 2011	2,054	$7.74
Granted	1,165	6.40
Vested	(288)	7.08	$1,718
Forfeited	(71)	8.10

Nonvested shares at March 30, 2012	2,860	$7.25

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$15,662	2.3
Market based	450	0.6

Total stock awards	$16,112

6. Revolving Credit Facility and Long-Term Debt

Loan and Security Agreement

A loan and security agreement was entered into between the Company and Silicon Valley Bank (SVB) on February 6, 2012. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 30, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At March 30, 2012, the Company’s outstanding revolving credit facility balance of $13.5 million totalled the entire amount of the eligible borrowing base. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company intends to maintain its borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of March 30, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility for both the first three and six months ended fiscal 2012 was approximately $165,000.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The Company incurred approximately $378,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At March 30, 2012, debt issuance costs of approximately $365,000, net of accumulated amortization, was included in other assets.

Convertible Senior Notes

On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its previously outstanding 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due in August 2013 (the Exchange Offer). The Exchange Offer closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.

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

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of March 30, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	March 30,	September 30,
	2012	2011
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of debt discount	(577)	(784)

Net carrying value of the liability component	$14,423	$14,216

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended		Six Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
	(in thousands)
Interest expense - coupon	$245	$244	$488	$488
Interest expense - debt discount amortization	104	99	208	202

Total	$349	$343	$696	$690

Effective interest rate on the liability for the period	9.31%	9.15%	9.28%	9.20%

7. Commitments and Contingencies

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

In June 2011, the Company was notified by a customer, with whom the Company has an indemnification obligation, that such customer had settled an outstanding patent infringement claim that the customer asserts relates to products it purchased from the Company. The customer requested that the Company contribute approximately $1.3 million to the settlement, representing its estimate of the Company’s pro rata share of the settlement and related legal fees. The Company has notified the customer that it believes the indemnification obligation does not apply to the contribution sought by the customer, and the Company intends to vigorously defend this position.

8. Restructuring Charges

The Company has, and may in the future, commit to restructuring plans to help manage the costs of the Company or to help implement strategic initiatives, among other reasons. Restructuring charges totaled $1.3 million in the three and six months ended March 30, 2012. Restructuring charges consisted of reversals totaling $18,000 in the three and six months ended April 1, 2011.

Second Quarter of Fiscal 2012 Restructuring Plan – In the second quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan to realize synergies in connection with its acquisition of picoChip, which was completed on February 6, 2012. The plan consisted primarily of a targeted headcount reduction in connection with the Company’s acquisition of picoChip. The restructuring plan is expected to be substantially completed during the third quarter of fiscal 2012. The Company incurred $1.3 million in charges in the second quarter of fiscal 2012 related to severance costs for affected employees.

Activity and liability balances related to the Company’s second quarter of fiscal 2012 restructuring plan were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,320
Cash payments	(530)

Restructuring balance, March 30, 2012	$790

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the third quarter of fiscal 2012.

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

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through March 30, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Cash payments	(812)
Non-cash credits	(13)

Restructuring balance, March 30, 2012	$77

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

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through March 30, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Cash payments	(7)
Non-cash credits	(35)

Restructuring balance, March 30, 2012	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

9. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to the full valuation allowance offsetting any current period benefit from operating losses and the effect of foreign earnings taxed at rates differing from the federal statutory rate.

10. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. As of March 30, 2012, the Company has paid $2.6 million in related license fees.

11. Subsequent Events

On April 10, 2012, the Company entered into a third amendment with its landlord with respect to the lease of its headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. The Company may, at its option, extend the term an additional four years at fair market rent. The amendment provides that the premises leased by the Company will be reduced from approximately 96,829 square feet to approximately 88,160 square feet by January 1, 2013. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. The landlord has the option to pay the Company $1.2 million during the first week of January 2013 in lieu of foregoing the fixed monthly rent abatement. The amendment also provides that the landlord will pay the Company approximately $4.5 million for costs incurred by the Company in connection with construction of any alterations in the premises or as a payment against rent due under the lease.

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

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes metropolitan and wide area networks (WAN) (fixed and mobile), broadband access networks (fixed and mobile) and enterprise networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, high-performance analog and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

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

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications and enterprise spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to HD.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor solutions for OEMs. Sales to distributors accounted for approximately 63% of our revenue for the first six months of fiscal 2012. Our revenue is well diversified globally, with 83% of the revenue in the first six months of fiscal 2012 coming from outside of the Americas. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. Approximately 35% of our revenue for the first six months of fiscal 2012 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $32.7 million on research and development in the first six months of fiscal 2012. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including communications convergence processor applications such as CPE processors for high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for small base stations. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

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

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers, the level of which may decrease due to general economic conditions and uncertainty, over which we have no control. We believe the market for network infrastructure equipment in general, and for communications semiconductors, in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of communication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry has generally led to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenue and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future. In order to achieve sustained profitability and positive cash flows from operations, we may need to further reduce operating expenses and/or increase our revenue. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, inventories, stock-based compensation, deferred income taxes and uncertain tax positions, and impairment of long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarters ended December 30, 2011 and March 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, other than the addition of the following policies due to the acquisition of picoChip Inc. and its wholly owned subsidiaries on February 6, 2012.

Business Combinations – The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. Accordingly, these can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. We adjust the preliminary purchase price allocation, as necessary, up to periods of one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. We refer to this preliminary purchase price allocation period as the measurement period. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Long-Lived Assets – Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets include the acquired intangible assets of developed technology, customer relationships and in-process research and development, or IPR&D. We currently amortize our acquired intangible assets with definitive lives over periods ranging from one to twelve years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and will be amortized over their estimated useful lives.

Impairment of Goodwill and Other Long-Lived Assets – We will evaluate goodwill on an annual basis beginning in the fourth quarter of fiscal 2012 or more frequently if we believe indicators of impairment exist. We will first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair values of our reporting unit with its carrying values. We determine the fair values of our reporting unit using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of our reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

Recent Accounting Pronouncements

There have been no accounting pronouncements since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 that we expect to have a material impact on our consolidated condensed financial statements.

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by product line:

	Three Months Ended
	March 30, 2012	% of Net Revenue	April 1, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Communications convergence processing	$15,146	43.0%	$15,569	40.0%	$(423)	-2.7%
High-performance analog	15,657	45.0%	14,949	39.0%	708	4.7%
WAN communications	4,055	11.0%	8,035	21.0%	(3,980)	-49.5%

Total net product revenue	34,858	99.0%	38,553	100.0%	(3,695)	-9.6%
Intellectual property	501	1.0%	—	0.0%	501

Net revenue	$35,359	100.0%	$38,553	100.0%	$(3,194)	-8.3%

The decrease in our net revenue for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was due to lower sales volumes for our communications convergence processing products and WAN communications products. These decreases were partially offset by an increase in demand for our high-performance analog products and an increase in intellectual property revenue. Net revenue from our communications convergence processing products decreased in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 due to a decrease in net revenue from a slowdown in 3G investments, which resulted in fewer shipments of wireless media gateways used in terminating calls between the public switch telephone network (PTSN) and mobile networks. This decrease was partially offset by an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers, as well as shipments of small cell base stations resulting from our acquisition of picoChip, which closed on February 6, 2012. Net revenue from high-performance analog products increased in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 due to increased demand for physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments. This increase was partially offset by a decrease in demand for crosspoint switches. Net revenue from WAN communications products decreased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products. Net revenue from intellectual property licensing and sales increased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to the timing of intellectual property sales and timing of licensing revenues. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

The following table summarizes year-to-date net revenue by product line:

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Communications convergence processing	$30,135	44.0%	$32,194	41.0%	$(2,059)	-6.4%
High-performance analog	30,001	43.0%	29,053	37.0%	948	3.3%
WAN communications	8,564	12.0%	15,349	19.0%	(6,785)	-44.2%

Total net product revenue	68,700	99.0%	76,596	97.0%	(7,896)	-10.3%
Intellectual property	591	1.0%	2,500	3.0%	(1,909)

Net revenue	$69,291	100.0%	$79,096	100.0%	$(9,805)	-12.4%

The decrease in our net revenue for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was due to lower sales volumes for our communications convergence processing products, WAN communications products and intellectual property revenue. These decreases were partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011 due to a decrease in net revenue from a slowdown in 3G investments, which resulted in fewer shipments of wireless media gateways used in terminating calls between the PTSN and mobile networks. This decrease was partially offset by an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers, as well as shipments of small cell base stations resulting from our acquisition of picoChip, which closed on February 6, 2012. Net revenue from high-performance analog products increased in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011 due to increased demand for physical media devices, which are primarily used in equipment for fiber-to-the-premise deployments. This increase was partially offset by a decrease in demand for crosspoint switches. Net revenue from WAN communications products decreased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our two growth businesses of communications convergence processing products and high-performance analog products. Net revenue from intellectual property licensing and sales decreased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties, including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc., Unisem, Inc. and Advanced Semiconductor Engineering, Inc. (ASE), for wafer fabrication and assembly and test services. Cost of goods sold primarily consisted of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.

The following table presents fiscal quarter gross margin:

	Three Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$20,520	58.0%	$24,270	63.0%	$(3,750)	-15.5%

Gross margin decreased for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to a $3.7 million, or 10%, decrease in product revenue, partially offset by a $501,000 increase in intellectual property revenue, which had little associated cost. The decrease in our gross margin as a percent of net revenue for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was driven primarily by a change in product mix, as well as the sale of near-zero margin inventory for which a step-up in basis was recorded with the acquisition of picoChip.

The following table presents fiscal year-to-date gross margin:

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$40,233	58.0%	$50,532	63.9%	$(10,299)	-20.4%

Gross margin decreased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to both a $7.9 million, or 10%, decrease in product revenue, and a $1.9 million decrease in intellectual property revenue. The decrease in our gross margin as a percent of net revenue for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was driven primarily by a change in product mix, as well as a decrease in intellectual property revenue, which had little associated cost.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$10,461		$8,655		$1,806	20.9%
Stock-based compensation	1,216		329		887	269.6%
Design & development costs	3,111		3,277		(166)	-5.1%
Facilities	1,698		1,395		303	21.7%
Depreciation	738		512		226	44.1%
Other	516		357		159	44.5%

Research and development	$17,740	50.0%	$14,525	38.0%	$3,215	22.1%

R&D expenses increased for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to an increase in personnel-related costs and stock-based compensation expense. These increases were primarily due to the effect of merit increases effective in the fourth quarter of fiscal 2011 and bonuses awarded and addition of personnel costs related to the picoChip R&D employees during the second quarter of fiscal 2012.

The following table presents details of fiscal year-to-date R&D expenses:

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$19,426		$16,890		$2,536	15.0%
Stock-based compensation	1,886		644		1,242	192.9%
Design & development costs	6,064		6,527		(463)	-7.1%
Facilities	3,061		2,767		294	10.6%
Depreciation	1,330		904		426	47.1%
Other	981		716		265	37.0%

Research and development	$32,748	47.0%	$28,448	36.0%	$4,300	15.1%

R&D expenses increased for the first six months of fiscal 2012 compared to first six months of fiscal 2011 primarily due to an increase personnel-related costs and stock-based compensation expense. These increases were primarily due to the effect of merit increases effective in the fourth quarter of fiscal 2011 and bonuses awarded and addition of personnel costs related to the picoChip R&D employees during the second quarter of fiscal 2012.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$6,605		$6,453		$152	2.4%
Stock-based compensation	2,145		728		1,417	194.6%
Professional fees & outside services	890		871		19	2.2%
Facilities	798		862		(64)	-7.4%
Depreciation	125		166		(41)	-24.7%
Other	2,525		999		1,526	152.8%

Selling, general and administrative	$13,088	37.0%	$10,079	26.0%	$3,009	29.9%

SG&A expenses increased for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to an increase in stock-based compensation expense and other SG&A. The increase in stock-based compensation expense was primarily due to an increase in the number of stock awards vesting in the second quarter of fiscal 2012. The most significant component of the increase in other SG&A was retention bonuses to picoChip employees.

The following table presents details of fiscal year-to-date SG&A expenses:

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$11,680		$12,832		$(1,152)	-9.0%
Stock-based compensation	3,712		1,549		2,163	139.6%
Professional fees & outside services	1,816		1,874		(58)	-3.1%
Facilities	1,560		1,684		(124)	-7.4%
Depreciation	311		309		2	0.6%
Other	3,331		2,042		1,289	63.1%

Selling, general and administrative	$22,410	32.0%	$20,290	26.0%	$2,120	10.4%

SG&A expenses increased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to an increase in stock-based compensation expense and other SG&A. The increase in stock-based compensation expense was primarily due to an increase in the number of stock awards vesting in the first six months of fiscal 2012. The most significant component of the increase in other SG&A was retention bonuses to picoChip employees. These increases were partially offset by a decrease in personnel-related costs mainly due to a decrease in headcount.

Acquisition-Related Costs

Acquisition-related costs totaled $2.3 million for the three months ended March 30, 2012 and $3.1 million for the six months ended March 30, 2012. Acquisition-related costs consisted primarily of professional fees incurred as a result of our acquisition of picoChip, which was completed on February 6, 2012. There were no acquisition-related costs incurred in the corresponding fiscal 2011 periods.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons. Restructuring charges totaled $1.3 million in the three and six months ended March 30, 2012. Restructuring charges consisted of reversals totaling $18,000 in the three and six months ended April 1, 2011.

Second Quarter of Fiscal 2012 Restructuring Plan – In the second quarter of fiscal 2012, we committed to the implementation of a restructuring plan to realize synergies in connection with our acquisition of picoChip, which was completed on February 6, 2012. The plan consisted primarily of a targeted headcount reduction in connection with our acquisition of picoChip. The restructuring plan is expected to be substantially completed during the third quarter of fiscal 2012. We incurred $1.3 million in charges in the second quarter of fiscal 2012 related to severance costs for affected employees.

Activity and liability balances related to our second quarter of fiscal 2012 restructuring plan were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,320
Cash payments	(530)

Restructuring balance, March 30, 2012	$790

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the third quarter of fiscal 2012.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the SG&A functions and wide area networking (WAN) business unit. We incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through March 30, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Cash payments	(812)
Non-cash credits	(13)

Restructuring balance, March 30, 2012	$77

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the fourth quarter of fiscal 2012.

Fourth Quarter of Fiscal 2010 Restructuring Plan – In the fourth quarter of fiscal 2010, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in our WAN product family and SG&A functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred during the fourth quarter of fiscal 2010, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through March 30, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Cash payments	(7)
Non-cash credits	(35)

Restructuring balance, March 30, 2012	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

Interest Expense

The following tables present details of fiscal quarter and fiscal year-to-date interest expense:

	Three Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$(571)	2.0%	$(399)	1.0%	$172	43.1%

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$(959)	-1.0%	$(797)	-1.0%	$(162)	20.3%

Interest expense primarily consisted of interest on our convertible senior notes in periods prior to the second quarter of fiscal 2012. In the second quarter of 2012, interest expense consisted of interest on our loan and security agreement in addition to interest on our convertible senior notes.

Other Income, Net

Other income, net, principally consisted of interest income, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses. The following table presents details of fiscal quarter other income, net:

	Three Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Other income, net	$309	1.0%	$109	0.0%	$200	183.5%

The increase in other income, net, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 reflected an $80,000 increase in reimbursable foreign research and development credits and a $130,000 increase in net foreign exchange gains.

The following table presents details of fiscal year-to-date other income, net:

	Six Months Ended
	March 30,	% of Net	April 1,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Other income, net	$611	1.0%	$259	0.0%	$352	135.9%

The increase in other income, net, in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 reflected a $160,000 increase in reimbursable foreign research and development credits and a $200,000 increase in net foreign exchange gains.

Income Taxes

Our provision for income taxes for the first three and six months of fiscal 2012 and 2011 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at March 30, 2012. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

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

On February 6, 2012, we completed the acquisition of picoChip. We paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. We may also become obligated to make additional earnout payments, contingent on the achievement of milestones relating to: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. The maximum amount payable upon achievement of the revenue and development milestones is $25.0 million. Earnout payments, if any, will be paid in the first quarter of calendar 2013, and we may make earnout payments in the form of cash, stock or any combination thereof.

We believe that our existing cash balances, along with cash expected to be generated from product sales will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, potential earnout payments, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months. We have no principal payments on currently outstanding debt due in the next 12 months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	March 30,	September 30,	Change
	2012	2011	$	%
	(in thousands, except percentages)
Working capital	$12,473	$50,346	$(37,873)	-75.2%

Cash and cash equivalents	$32,354	$45,227	$(12,873)	-28.5%

Cash and cash equivalents decreased as a result of cash used in our operating and investing activities. The cash used in our operating and investing activities was partially offset by cash provided by financing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Six Months Ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net cash (used in)/provided by:
Net (loss)/income	$(19,834)	$940
Non-cash operating expenses, net	13,167	6,309
Changes in operating assets and liabilities:
Receivables	(7,632)	6,442
Inventories	3,779	(2,572)
Other assets, net	1,001	(223)
Accounts payable	4,425	1,931
Deferred income on sales to distributors	(471)	575
Restructuring charges	(1,349)	(491)
Accrued compensation and benefits	(3,656)	(3,229)
Accrued expenses and other current liabilities	(1,024)	(213)
Other liabilities, net	(76)	33

Net cash (used in)/provided by operating activities	(11,670)	9,502
Net cash used in investing activities	(29,771)	(8,929)
Net cash provided by financing activities	28,618	691
Effect of foreign exchange rate changes on cash	(50)	(41)

Net (decrease)/increase in cash and cash equivalents	$(12,873)	$1,223

Operating activities used cash for the first six months of fiscal 2012 due to our net loss and net cash used in changes in operating assets and liabilities, partially offset by cash provided by net non-cash operating activities. Significant non-cash operating expenses included stock-based compensation expense and depreciation and amortization. The changes in operating assets and liabilities that had a significant impact on cash used in operating activities included an increase in accounts receivable due to the timing of sales and collections and a decrease in accrued compensation and benefits mainly due to the payment of bonuses under our fiscal 2011 cash bonus plan in the first quarter of fiscal 2012. These cash outflows were partially offset by an increase in accounts payable due to the timing of payments and a decrease in inventories due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns.

Operating activities generated cash for the first six months of fiscal 2011, reflecting our net income, net non-cash operating activities and net changes in operating assets and liabilities. Significant non-cash operating expenses included stock-based compensation expense and depreciation and amortization. The significant components of our net changes in operating assets and liabilities included a decrease in accounts receivable, which was due to both the timing of sales and the timing of collections. In addition, accounts payable increased due to the timing of inventory receipts and payments. These cash inflows were partially offset by an increase in our inventory balance resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disaster could have had on production. In addition, accrued compensation and benefits decreased mainly due to the fiscal 2010 management bonus that was included in this balance at the end of fiscal 2010 and paid in early fiscal 2011.

Investing Activities

Investing activities used cash for the first six months of fiscal 2012 due to payments under license agreements of $7.3 million, the purchase of property, plant and equipment of $2.3 million and the acquisition of picoChip of $20.1 million.

Investing activities used cash for the first six months of fiscal 2011 due to the purchase of property, plant and equipment of $3.9 million and payments under license agreements of $5.0 million.

Financing Activities

Financing activities provided cash for the first six months of fiscal 2012 due to $28.5 million in borrowings under our line of credit and term loan and $1.4 million in proceeds from equity compensation programs. These cash inflows were partially offset by $575,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $281,000 in payments made on capital lease obligations.

Financing activities provided cash for the first six months of fiscal 2011 primarily due to $1.3 million in proceeds from equity compensation programs, partially offset by $291,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $274,000 in payments made on capital lease obligations.

Revolving Credit Facility and Long-Term Debt

Loan and Security Agreement

As discussed above, in February 2012, we completed the acquisition of picoChip and paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was issued pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank. Borrowings under the loan and security agreement were also used to pay costs and expenses related to the acquisition and the closing of the loan and security agreement, and may be used for working capital and other general corporate purposes.

The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 30, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At March 30, 2012, our outstanding revolving credit facility balance of $13.5 million totalled the entire amount of the eligible borrowing base. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we intend to maintain our borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of March 30, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility for both the first three and six months of fiscal 2012 was approximately $165,000.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

We incurred approximately $378,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At March 30, 2012, debt issuance costs of approximately $365,000, net of accumulated amortization, was included in other assets.

6.50% Convertible Senior Notes due 2013

We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At March 30, 2012, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an “embedded derivative.” At March 30, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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

Contractual Obligations

There have been no material changes in our contractual obligations as of March 30, 2012, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except as discussed below:

Upon the close of the picoChip acquisition, we assumed additional contractual obligations, including contingent consideration and various operating and capital leases. The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was issued pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 30, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan will be paid quarterly beginning in May 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility will be paid quarterly beginning in May 2012.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of March 30, 2012, the carrying value of our cash and cash equivalents approximated fair value.

At March 30, 2012, our debt consisted of a revolving credit facility, a term loan facility and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and are therefore subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.50% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. `

Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 30, 2012, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 30, 2012, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2012. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 30, 2012, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Although we have recently generated cash through operating activities, we have used significant cash in operating activities in previous periods. Our principal sources of liquidity are our existing cash balances, cash generated from product sales and our revolving credit facility with Silicon Valley Bank (SVB). We believe that our existing cash balances, along with cash expected to be generated from product sales and our revolving credit facility, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. The loan and security agreement with respect to our revolving credit facility with SVB contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the loan and security agreement or other events of default occur, we may be required to repay our indebtedness thereunder, which may have a material adverse effect on our liquidity. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

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

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or exercise of our outstanding warrant and antidilution and other provisions in our outstanding warrant, or substantial sales of the shares of our common stock issued in connection with the picoChip acquisition could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

At March 30, 2012, we had $15.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 3.2 million shares of common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip, which cannot be transferred for six months from the closing date of February 6, 2012. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 83% of our net revenue for the first six months of fiscal 2012. China is a particularly important international market for us, as approximately 35% of our revenue for the first six months of fiscal 2012 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 63% of our revenue for the first six months of fiscal 2012.

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

The complexity of our products may lead to errors, defects and/or bugs, each of which could subject us to significant costs or damages and adversely affect market acceptance of our products.

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

As of September 30, 2011, we had net operating loss carryforwards of approximately $629.4 million for federal income tax purposes. Furthermore, we acquired additional net operating loss carryforwards upon the acquisition of picoChip. As of December 31, 2010, picoChip had net operating loss carryforwards for U.S. federal and California income tax purposes of $1.1 million each and for U.K. corporation tax purposes of $22.8 million. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a stockholders’ rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)
December 31, 2011 to January 27, 2012	—	$—
January 28, 2012 to February 24, 2012	42,037	6.45
February 25, 2012 to March 30, 2012	5,830	6.94

	47,867	$6.51

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

I TEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative.

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant.

+10.1	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 3, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.2	Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto.

†10.3	Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant.

10.4	Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A.

+10.5	Mindspeed Technologies, Inc. Inducement Incentive Plan filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-180593), is incorporated herein by reference.

+10.6	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.7	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.8	Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.9	Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules (and similar attachments) in this exhibit have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A list of omitted schedules (and similar attachments) is contained in the agreement. The Registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.
+	Management contract or compensatory arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: May 8, 2012	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

*†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative.

4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant.

10.2	Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto.

†10.3	Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant.

10.4	Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A.

+10.6	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.7	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.8	Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.9	Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules (and similar attachments) in this exhibit have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A list of omitted schedules (and similar attachments) is contained in the agreement. The Registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.
+	Management contract or compensatory arrangement.