Form 10-Q/A
period 2012-03-30
MINDSPEED TECHNOLOGIES, INC
filed 2012-06-29
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Mindspeed Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 8, 2012. The purpose of this Amendment is to refile Exhibit 10.3 that was originally filed with the Form 10-Q to conform such exhibit to respond to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.3. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.3 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.3 with no information redacted. Except for the changes to Exhibit 10.3, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

2

ITEM 6.	EXHIBITS

*†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative.

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

*4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant.

+10.1	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 3, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.2	Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto.

10.3	Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant.

*10.4	Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A.

+10.5	Mindspeed Technologies, Inc. Inducement Incentive Plan filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-180593), is incorporated herein by reference.

*+10.6	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.7	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.8	Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.9	Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, as filed on May 8, 2012.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, as filed on May 8, 2012.

+ Management contract or compensatory arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: June 29, 2012	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

*†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative.

*4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant.

*10.2	Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto.

10.3	Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant.

*10.4	Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A.

*+10.6	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.7	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.8	Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

*+10.9	Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, as filed on May 8, 2012.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, as filed on May 8, 2012.

+ Management contract or compensatory arrangement.

4