Form 10-Q
period 2012-06-29
MINDSPEED TECHNOLOGIES, INC
filed 2012-08-08
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

(949) 579-3000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of July 27, 2012 was 41,490,059.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•

our expectations regarding the achievement of the potential earnout payments and the collectability of accounts receivable acquired in connection with our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	our belief that the disposition of certain legal proceedings will not have a material adverse effect on our financial condition or results of operations;

•	our plans to maintain our position in the 3G small cell base station market as the small cell base station market transitions to dual-mode 3G/4G and 4G-only products;

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

•

the sufficiency of our cash balances, along with cash expected from product sales and our revolving credit facility, to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

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

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	cash requirements and terms and availability of financing;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	successful development and introduction of new products;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	lengthy sales cycles;

•	our ability to attract and retain qualified personnel;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except par value)

	June 29, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$55,138	$45,227
Receivables, net of allowance for doubtful accounts of $494 at June 29, 2012 and $376 at September 30, 2011	14,875	13,393
Inventories	9,721	14,216
Prepaid expenses and other current assets	10,810	3,067

Total current assets	90,544	75,903

Property, plant and equipment, net	16,000	15,369
Intangible assets, net	34,036	17,357
Goodwill	57,167	—
Other assets	3,213	1,982

Total assets	$200,960	$110,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,017	$5,532
Accrued compensation and benefits	7,113	7,292
Accrued income taxes	724	690
Deferred income on sales to distributors	4,787	5,346
Deferred revenue	2,727	653
Restructuring	269	944
Line of credit - current	5,490	—
Short-term debt	375	—
Contingent consideration	2,761	—
Other current liabilities	9,396	5,100

Total current liabilities	41,659	25,557

Line of credit - long-term	8,000	—
Long-term debt	59,727	14,216
Other liabilities	6,567	1,426

Total liabilities	115,953	41,199

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 41,492 (June 29, 2012) and 34,515 (September 30, 2011) issued and outstanding shares	415	345
Additional paid-in capital	369,200	326,863
Accumulated deficit	(284,447)	(257,756)
Accumulated other comprehensive loss	(161)	(40)

Total stockholders’ equity	85,007	69,412

Total liabilities and stockholders’ equity	$200,960	$110,611

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011

Net revenue:
Products	$35,451	$42,216	$104,151	$118,812
Intellectual property	—	—	591	2,500

Total net revenue	35,451	42,216	104,742	121,312
Cost of goods sold	18,186	15,967	47,244	44,531

Gross margin	17,265	26,249	57,498	76,781

Operating expenses:
Research and development	18,105	15,077	50,853	43,525
Selling, general and administrative	11,610	11,034	34,020	31,324
Acquisition-related costs	680	—	3,748	—
Restructuring charges	78	—	1,350	(18)

Total operating expenses	30,473	26,111	89,971	74,831

Operating (loss)/income	(13,208)	138	(32,473)	1,950

Interest expense	(849)	(398)	(1,808)	(1,195)
Other income, net	7,368	928	7,979	1,187

(Loss)/income before income taxes	(6,689)	668	(26,302)	1,942

Provision for income taxes	165	204	387	538

Net (loss)/income	$(6,854)	$464	$(26,689)	$1,404

Net (loss)/income per share:
Basic	$(0.18)	$0.01	$(0.74)	$0.04
Diluted	$(0.18)	$0.01	$(0.74)	$0.04

Weighted-average number of shares used in per share computation:
Basic	38,784	32,400	35,992	32,147
Diluted	38,784	33,390	35,992	33,144

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	June 29, 2012	July 1 2011
Cash Flows From Operating Activities
Net (loss)/income	$(26,689)	$1,404
Adjustments required to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	4,793	3,969
Amortization of intangible assets	2,403	1,716
Asset impairment	3,399	—
Revaluation of contingent consideration	(7,277)	—
Restructuring charges/(recoveries)	1,350	(18)
Stock-based compensation	8,653	4,023
Inventory provision	1,434	575
Amortization of debt discount and issuance costs	457	325
Other non-cash items, net	(36)	242
Changes in assets and liabilities, net of acquisitions:
Receivables	(203)	9,141
Inventories	5,000	(10,782)
Other assets, net	(3,942)	2,169
Accounts payable	(1,840)	495
Deferred income on sales to distributors	(559)	980
Accrued restructuring charges	(2,026)	(569)
Accrued compensation and benefits	(4,098)	(4,128)
Accrued expenses and other current liabilities	(2,001)	730
Other liabilities, net	5,503	134

Net cash (used in)/provided by operating activities	(15,679)	10,406

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,132)	(5,849)
Payments under license agreements	(9,560)	(6,819)
Net cash paid for business acquisition	(20,096)	(100)

Net cash used in investing activities	(32,788)	(12,768)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(417)	(402)
Borrowings under term loan	15,000	—
Borrowings under line of credit	14,807	—
Borrowings under convertible debt	30,560	—
Payments made on line of credit	(1,317)	—
Deferred financing costs	(932)	—
Repurchase of restricted stock for income tax withholding	(1,295)	(362)
Proceeds from equity compensation programs	2,046	2,666

Net cash provided by financing activities	58,452	1,902

Effect of foreign currency exchange rates on cash	(74)	2

Net increase/(decrease) in cash and cash equivalents	9,911	(458)
Cash and cash equivalents at beginning of period	45,227	43,685

Cash and cash equivalents at end of period	$55,138	$43,227

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and WAN (fixed and mobile) networks.

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and restructuring charges (Note 9), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2012 and 2011 ended on June 29, 2012 and July 1, 2011, respectively.

Reclassifications – Amounts previously reported in the three and nine months ended July 1, 2011 have been corrected to reclassify $954,000 and $1.3 million, respectively, of refundable tax credits from the provision for income taxes to other income, net.

Recent Accounting Standards – There have been no accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K, filed on November 18, 2011, that the Company expects will have a material impact on its unaudited consolidated condensed financial statements.

Significant Accounting Policies – There were no significant changes to the Company’s significant accounting policies disclosed in its Annual Report on Form 10-K, filed on November 18, 2011, for the fiscal year ended September 30, 2011, other than the addition of the following policies due to the acquisition of picoChip Inc. and its wholly owned subsidiaries (picoChip) on February 6, 2012.

Business Combinations - The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Long-Lived Assets - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets include the acquired intangible assets of developed technology, trademarks and trade names, customer relationships and in-process research and development, or IPR&D. The Company currently amortizes its acquired intangible assets with definite lives over periods ranging from one to twelve years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be reclassified to developed technology and amortized over their estimated useful lives.

Impairment of Goodwill and Other Long-Lived Assets - The Company will evaluate goodwill on an annual basis as of the end of the tenth month of each fiscal year or more frequently if it believes indicators of impairment exist.

The Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company will conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair value of its reporting unit with its carrying value. The Company determines the fair value of its reporting unit using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of its reporting unit exceeds its reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of its reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with the Company’s policy for the impairment of long-lived assets.

2. Supplemental Financial Statement Data

Inventories

Inventories consisted of the following:

	June 29, 2012	September 30, 2011
	(in thousands)

Work-in-process	$3,720	$6,200
Finished goods	6,001	8,016

Total inventories	$9,721	$14,216

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed intangibles consisted mainly of licenses of intellectual property. As of June 29, 2012, licensed intangibles were $20.2 million, net of accumulated amortization of $6.8 million.

Amortization of licensed intangible assets included in costs of goods sold was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Amortization expense of licensed intangibles	$595	$581	$1,835	$1,716

Acquired intangibles consisted of the following:

	June 29, 2012
	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life
	(in thousands)			(in years)

Trade names and trademarks	$310	$84	$226	1.5
Developed technology	11,800	398	11,402	12
Customer relationships	1,500	86	1,414	7
In-process research and development	800	—	800	Indefinite

	$14,410	$568	$13,842

Amortization of acquired intangible assets included in the costs of goods sold and operating expense categories was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Cost of goods sold	$246	$—	$398	$—
Selling, general and administrative	106	—	171	—

	$351	$—	$568	$—

Estimated future amortization of existing acquired intangible assets, excluding IPR&D, is as follows:

	Purchased Intangible Assets Amortization by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Cost of goods sold	$983	$983	$983	$983	$983	$6,241	$11,156
Selling, general and administrative	389	214	214	214	214	289	1,534

	$1,372	$1,197	$1,197	$1,197	$1,197	$6,530	$12,690

Goodwill

The change in the carrying amount of goodwill from fiscal 2011 is as follows:

Goodwill
(in thousands)
Balance as of September 30, 2011	$—
Goodwill as a result of picoChip acquisition	57,167

Balance as of June 29, 2012	$57,167

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	June 29, 2012	September 30, 2011
	(in thousands)

Deferred revenue on shipments to distributors	$5,152	$5,799
Deferred cost of goods sold on shipments to distributors	(406)	(503)
Reserves	41	50

Deferred income on sales to distributors	$4,787	$5,346

Other Liabilities

Details of other liabilities were as follows:

	June 29, 2012	September 30, 2011
	(in thousands)
Current
Deferred rent	$842	$617
Capital lease obligations	392	459
Accrued royalties	510	429
Accrued license fees	935	1,446
Escrow payable	3,491	—
Accrued professional fees	1,230	470
Other	1,996	1,679

Total other current liabilities	$9,396	$5,100

Long-term
Deferred rent	$4,334	$—
Capital lease obligations	77	111
Accrued license fees	1,426	305
Other	730	1,010

Total other liabilities	$6,567	$1,426

Computation of Net (Loss)/ Income Per Share

The following table presents the computation of net (loss)/income per share:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands, except per share amounts)
Net (loss)/income per share - basic
Net (loss)/income	$(6,854)	$464	$(26,689)	$1,404
Basic weighted average common shares outstanding	38,784	32,400	35,992	32,147

Net (loss)/income per share - basic	$(0.18)	$0.01	$(0.74)	$0.04

Basic weighted average common shares outstanding	38,784	32,400	35,992	32,147
Effect of dilutive securities:
Dilutive stock awards	—	990	—	997
Dilutive employee stock purchase plan shares	—	—	—	—

Diluted weighted average common shares outstanding	38,784	33,390	35,992	33,144

Net (loss)/income per share - diluted	$(0.18)	$0.01	$(0.74)	$0.04

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net (loss)/income per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
6.75% convertible senior notes	8,205	—	8,205	—
6.50% convertible senior notes	3,165	3,165	3,165	3,165
Stock awards	4,323	2,364	3,546	2,042
Employee stock purchase plan shares	38	19	38	19
Warrants	6,109	6,109	6,109	6,109

Anti-dilutive common shares	21,840	11,657	21,063	11,335

Comprehensive (Loss)/Income

Comprehensive (loss)/income was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Net (loss)/income	$(6,854)	$464	$(26,689)	$1,404
Foreign currency translation adjustments, net of tax	(33)	32	(121)	66

Comprehensive (loss)/income	$(6,887)	$496	$(26,810)	$1,470

Net Revenue by Product Line

Net revenue by product line was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Communications convergence processing products	$14,496	$18,917	$44,631	$51,111
High-performance analog products	16,845	15,488	46,846	44,541
WAN communications products	4,110	7,811	12,674	23,160
Intellectual property	—	—	591	2,500

Total net revenue	$35,451	$42,216	$104,742	$121,312

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Americas	$6,240	$6,850	$17,906	$26,678
Asia-Pacific	26,790	31,725	79,728	84,310
Europe, Middle East and Africa	2,421	3,641	7,108	10,324

Total net revenue	$35,451	$42,216	$104,742	$121,312

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Supplemental Cash Flow Information

Non-cash investing and financing activities consisted of the following:

	Nine Months Ended
	June 29, 2012	July 1 2011
	(in thousands)
Purchase of property and equipment through capital leasing arrangements	$113	$—
Contingent consideration payable in connection with business acquisition	10,038	—
Purchase of property and equipment on account	—	943
License of intellectual property on account	1,680	2,843
Issuance of equity in a business acquisition	33,791	—

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
Customer A	20.3%	18.1%	21.1%	17.4%
Customer B	29.3%	28.5%	24.5%	23.9%
Customer C	5.2%	10.6%	7.0%	8.2%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	June 29, 2012	September 30, 2011
Customer A	21.7%	28.3%
Customer B	19.9%	4.4%

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

The acquisition-date fair value of the consideration transferred totaled $64.3 million, which consisted of the following:

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

The $26.7 million of cash consideration was reduced by $6.7 million of assumed liabilities, which primarily consisted of accrued employee bonuses, management transaction bonuses, direct costs of the acquisition incurred by picoChip that remained unpaid as of the acquisition’s closing date, an estimated closing net asset adjustment and other liabilities pursuant to the acquisition agreement. The reduction in cash consideration was partially offset by $383,000, which represented the amount of picoChip’s cash on hand immediately prior to the close of the acquisition. The cash consideration transferred upon the close of the acquisition was $20.5 million, of which, $14.3 million was deposited into an escrow account and a majority of the remaining $6.2 million was used to pay the remainder of picoChip’s outstanding debt. Claims against the escrow account can be made until June 30, 2013, which is subject to extension if outstanding claims against the escrow remain unresolved at that date. Due to the nature of the escrow account, the cash portion of the consideration transferred has been determined only provisionally and is subject to change pending the outcome of potential escrow claims. Such changes to the aggregate purchase price may change goodwill.

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

The remaining potential earnout payments consist of a business development earnout payment of $7.0 million and two product development earnout payments, which are each $2.5 million. At the acquisition date, the Company estimated that these earnout payments would be made based on then existing facts and circumstances. The estimated fair value of these earnouts was determined by applying a discount rate to reflect the risk of the underlying conditions not being satisfied such that no payment would be due. During the third quarter of fiscal 2012, the Company determined that the business development milestone would not be achieved due to unforeseen changes in the competitive landscape and therefore reduced the earnout’s fair value from $6.3 million to zero. Although one of the product development milestones has been achieved, the Company has reduced the probability that the second product development milestone will be achieved within the required timeframe to result in payment and has therefore reduced the product development earnouts’ fair value from a total of $4.5 million to $3.6 million. The Company continues to apply a discount rate in determining the fair value of the second product development earnout in order to reflect the risk of the underlying conditions not being satisfied such that no payment would be due. A risk-free rate was applied to the first product development earnout to account for the time until payment is made.

The Company has the right to offset its earnout payments with certain employee termination liabilities incurred subsequent to the close of the acquisition. The Company also has the right to offset the product development earnout with certain expenses incurred by the Company subsequent to the close of the acquisition in order to achieve the product development earnout. The estimated employee termination liabilities and costs to be incurred to achieve the product development earnout as of the close of the acquisition have been discounted at a risk-free rate because the Company will not realize the benefit of these reductions to earnout payments until the earnout payments have been made. As of June 29, 2012, the offsetting employee termination expenses and costs expected to be incurred to achieve the product development earnout were estimated to be $859,000.

The total fair value of consideration transferred for the acquisition was allocated to the preliminary net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill. The acquisition transaction was a stock purchase in which the income tax attributes of picoChip carryover to the Company. The estimated deferred income tax attributes of picoChip, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset. Given picoChip’s history of reporting net losses, management concluded that realization of the net deferred income tax asset acquired is not more likely than not and therefore a valuation allowance was established to offset the entire net deferred income tax asset. As a result, deferred income taxes are not reflected in the table below. The Company’s allocation of the purchase price is preliminary as it is still finalizing the amounts related to identifiable intangible assets, deferred revenues, accrued liabilities and the effects of income taxes resulting from the transaction. Any measurement period adjustments will be recorded retrospectively to the acquisition date. During the third quarter of fiscal 2012, the Company reduced goodwill by $472,000 due to a decrease in assumed liabilities. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

At February 6, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$383
Receivables	1,401
Inventories	1,939
Prepaid expenses and other current assets	4,230
Capital lease	178
Property, plant and equipment, net	2,475
Intangible assets
Trade names and trademarks	310
Developed technology	11,800
Customer relationships	1,500
In-process research and development	800
Goodwill	57,167

Total assets acquired	$82,183

Liabilities assumed:
Accounts payable	$4,904
Accrued compensation and benefits	3,215
Deferred revenue	2,890
Other current liabilities	6,663
Capital lease obligation	203

Total liabilities assumed	$17,875

Purchase price	$64,308

As a result of the acquisition, the Company holds a presence in the 3G small cell base station market and plans to maintain this position as the small cell base station market transitions to dual-mode 3G/4G and 4G-only products. The goodwill recognized is therefore attributable primarily to revenue from future new products and the market opportunity of delivering a more complete portfolio of small cell solutions spanning residential to enterprise and metro product segments. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired was $1.4 million, with the gross contractual amount being $1.5 million. The Company expects approximately $105,000 to be uncollectible.

The fair value of trade names and trademarks and customer relationships was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to selling, general and administrative expenses over their estimated period of use of 18 months and seven years, respectively. The fair value of developed technology was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to cost of products sold over the estimated remaining life of 12 years.

The Company incurred $3.7 million of acquisition-related costs to date, of which, $680,000 and $3.7 million was expensed, respectively, in “Acquisition-related costs” in the three and nine fiscal months ended June 29, 2012.

The amount of net revenue and net loss of picoChip included in the Company’s unaudited consolidated condensed statements of operations from the acquisition date to the three and nine fiscal months ended June 29, 2012 were as follows:

	Three Months Ended June 29, 2012	Nine Months Ended June 29, 2012
	(in thousands)
Net revenue	$3,845	$5,905
Net loss	$(4,702)	$(8,995)

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statements of operations data below gives effect to the acquisition, described above, as if it had occurred at October 2, 2010. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of picoChip to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since October 2, 2010. The supplemental pro forma earnings for the nine months ended June 29, 2012 were adjusted to exclude $4.3 million of professional and transaction-related fees and $892,300 of restructuring charges incurred in the second and third quarters of fiscal 2012. The supplemental pro forma earnings for the nine months ended July 1, 2011 were adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations.

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net revenue	$35,451	$45,212	$104,742	$136,451
Net loss	$(6,322)	$(5,643)	$(21,863)	$(17,632)

Included in net loss are operating expenses incurred by the picoChip team, nearly half of which related to product engineering of Mindspeed’s dual mode Transcede® family of products.

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarified the application of existing guidance and disclosure requirements, changed certain fair value measurement principles and required additional disclosures about fair value measurements. The updated guidance was effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of these provisions did not have a material impact on the Company’s unaudited consolidated condensed financial statements.

The following table represents the Company’s assets and liabilities subject to fair value measurements on a recurring basis and hierarchy in accordance with ASC 825, Financial Instruments, and ASC 820:

	Fair Value as of	Fair Value Measurements at June 29, 2012 Using Fair Value Hierarchy
	June 29, 2012	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$41,029	$41,029	$—	$—

Assets at fair value	$41,029	$41,029	$—	$—

Liabilities
Contingent consideration	$2,761	$—	$—	$2,761

Liabilities at fair value	$2,761	$—	$—	$2,761

		Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$10,517	$10,517	$—	$—

Assets at fair value	$10,517	$10,517	$—	$—

The following table presents a reconciliation of the beginning and ending balances of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended June 29, 2012:

Contingent Consideration
(in thousands)
Balance as of September 30, 2011	$—
Additions - picoChip acquisition	10,038
Change in fair value of contingent consideration	(7,277)

Balance as of June 29, 2012	$2,761

During the third quarter of fiscal 2012, the Company determined that the business development milestone would not be achieved and therefore reduced the earnout’s fair value from $6.3 million to zero. The Company also estimated that the probability of achievement for one of the product development earnouts decreased from 100% to 50% during the third quarter of fiscal 2012. The product development earnouts’ fair value therefore decreased from $4.5 million to $3.6 million.

The fair value measurements of the contingent consideration discussed above were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The key assumptions were as follows:

Quantitative Information about Level 3 Fair Value Measurements as of June 29, 2012
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)

Revenue Earnout	$—	N/A	Probability of Achieving	0.0%

Business Development Earnout	$—	N/A	Probability of Achieving	0.0%

Product Development Earnout (1 of 2)	$1,164	Income Approach	Probability of Achieving	50.0% (40.0% - 60.0%)
			Required Rate of Return	10.0% (8.0% - 12.0%)

Product Development Earnout (2 of 2)	$2,456	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)
			Required Rate of Return	2.4%

Quantitative Information about Level 3 Fair Value Measurements as of February 6, 2012
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)

Revenue Earnout	$—	N/A	Probability of Achieving	0.0% (0.0% - 5.0%)

Business Development Earnout	$6,275	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)
			Required Rate of Return	10.0% (8.0% - 12.0%)

Product Development Earnout (1 of 2)	$2,241	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)
			Required Rate of Return	10.0% (8.0% - 12.0%)

Product Development Earnout (2 of 2)	$2,241	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)
			Required Rate of Return	10.0% (8.0% - 12.0%)

As of June 29, 2012, the offsetting employee termination expenses and costs expected to be incurred to achieve the product development earnout were estimated to be $859,000 and are not included in the above tables.

Intangible asset valuations completed in connection with the Company’s acquisition of picoChip have been based on level 3 inputs. The following table represents the Company’s acquired intangible assets subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820:

Quantitative Information about Level 3 Fair Value Measurements as of February 6, 2012
Asset	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)

Trade Names and Trademarks	$310	Relief from Royalty	Revenue Projections	12.5% Market Share

			Estimated Useful Life	2 years (1 year - 3 years)

Developed Technology	$11,800	Relief from Royalty	Revenue Attrition	5.0% - 10.0% (5.0% - 10.0%)

			Core Revenue Attributable	25.0% (15.0% - 35.0%)
			Base Revenue Projections	12.5% Market Share

IPR&D	$800	Income Approach	Revenue Attrition	5.0% (5.0% - 10.0% per Year)
			Expected Product Cycle	5 Years (3 Years to 7 Years)
			Base Revenue Projections	12.5% Market Share

Customer Relationships	$1,500	Mult-Period Excess Earnings	Revenue Attrition	20.0% (19.3% - 20.8% per Year)

			Base Revenue Projections	12.5% Market Share

			Margin Improvement	80.0% (60.0% - 90.0% of Sales and Executive Professional Time)

			Estimated Useful Life	7 Years (5 Years to 10 Years)

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

In January 2012, the Company adopted an inducement incentive plan, under which 500,000 shares of common stock may be issued to its employees. In January 2012, the stockholders of the Company approved an amendment to the Company’s employee stock purchase plan, which included an increase of 800,000 in the authorized number of shares reserved for issuance under such plan.

The following table presents stock-based compensation by functional line item presented on the unaudited consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Cost of goods sold	$48	$70	47	158
Research and development	871	524	2,702	1,140
Selling, general and administrative	2,278	1,217	5,904	2,725

Total stock-based compensation	$3,197	$1,811	$8,653	$4,023

A management bonus accrual of $525,000 and $1.6 million was recorded during the three and nine months ended June 29, 2012. The Company expects to pay half of the bonus in cash and the remaining half in equity awards. The equity award portion of the bonus is included in the selling, general and administrative line item in the above table.

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
Weighted-average assumptions:
Expected option life	*	2.9 years	2.7 years	2.9 years
Risk-free interest rate	*	1.0%	0.3%	0.8%
Expected volatility	*	95.0%	97.0%	97.0%
Dividend yield	*	—	—	—
Weighted-average grant date fair value per share	*	$5.08	$2.59	$4.52

*	No stock options were granted during the period.

Stock Option Awards

The following tables summarize stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at September 30, 2011	2,588	$6.93	5.4 years	$2,624
Granted	459	6.28
Exercised	(272)	2.50
Forfeited or expired	(334)	9.01

Outstanding at June 29, 2012	2,441	7.01	5.3 years	214

Exercisable at June 29, 2012	1,461	$7.10	4.2 years	$203

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$3,917	1.3

Stock Awards

The following tables summarize stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at September 30, 2011	2,055	$7.74
Granted	1,606	6.04
Vested	(662)	7.64	$3,549
Forfeited	(218)	6.92

Nonvested shares at June 29, 2012	2,781	$6.85

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$14,378	3.2
Market based	279	0.5
Performance based	271	0.6

Total stock awards	$14,928

6. Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, the Company sold $32.0 million in aggregate principal amount of its 6.75% Convertible Senior Notes due 2017, or the 6.75% convertible notes, for net proceeds of $30.6 million. Interest on the 6.75% convertible notes will be paid semi-annually in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of the Company’s subsidiaries.

The 6.75% convertible notes are convertible at an initial conversion rate of 256.4103 shares of the Company’s common stock per $1,000 principal amount of 6.75% convertible notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of $3.90 per share of common stock. Holders may convert the 6.75% convertible notes at any time prior to the close of business on the second scheduled trading day immediately preceding June 15, 2017. If the Company undergoes certain fundamental changes prior to maturity of the notes, including a change of control, sale of all or substantially all of the assets of the Company, a liquidation or dissolution of the Company, the failure of the common stock to be listed or quoted on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, and certain other events as more fully described in the indenture relating to the 6.75% convertible notes, a holder thereof will have the option to require the Company to repurchase for cash all or any portion of such notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

On or after June 15, 2013, in the event that the last reported price of the Company’s common stock exceeds the conversion price then in effect for 20 or more trading days during any 30 consecutive trading day period ending within five trading days prior to the date the Company receives a notice of conversion, the Company will, in addition to delivering shares upon conversion of the 6.75% convertible notes (and cash in lieu of fractional shares), make a “make-whole premium” payment in cash, shares of Company common stock or a combination thereof, subject to certain limitations, at the option of the Company, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be converted had such notes remained outstanding through the earlier of the date that is three years after the date the Company receives the notice of conversion and June 15, 2017. If the Company elects to pay some or all of the “make-whole premium” in shares of the Company’s common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of the common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the conversion date; provided that in no event will such price be less than $3.00.

The Company can redeem all or any part of the 6.75% convertible notes for cash on or after June 15, 2015 if the last reported sale price of its common stock exceeds 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the notice of redemption and certain other conditions are met (referred to as the provisional redemption). The redemption price will equal the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of the Company’s common stock or a combination thereof, subject to certain limitations, at the option of the Company, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be redeemed had such notes remained outstanding from the redemption date to June 15, 2017. If the Company elects to pay some or all of the “make-whole premium” in shares of the Company’s common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of the Company’s common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the redemption date; provided that in no event will such price be less than $3.00.

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments.

The indenture relating to the 6.75% convertible notes contains a covenant that limits the Company’s ability to incur Indebtedness, as that term is defined in the indenture, secured by a lien on the Company’s assets or any Indebtedness that is senior to, or pari passu to, the 6.75% convertible notes, or permit any subsidiary to do so, other than a senior secured credit facility financing in an aggregate principal amount not to exceed $35 million, and any subsidiary guarantees required thereunder, or any other Indebtedness outstanding as of the date of the indenture.

For financial accounting purposes, the Company’s contingent obligations to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. The redemption’s requirement for the Company to make additional interest payments in the event of early redemption by the Company is also an embedded derivative. As of June 12, 2012, the date of the debt issuance, and as of June 29, 2012, the fair value of these contingent obligations has been estimated and is not significant.

The Company incurred $437,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At June 29, 2012, debt issuance costs of $433,000, net of accumulated amortization, was included in other assets.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	June 29, 2012	September 30, 2011
	(in thousands)
Principal value of the liability component	$32,000	$—
Unamortized value of debt discount	(1,426)	—

Net carrying value of the liability component	$30,574	$—

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Interest expense - coupon	$107	$—	$107	$—
Interest expense - debt discount amortization	14	—	14	—

Total	$121	$—	$121	$—

Effective interest rate on the liability for the period	9.08%	0.00%	9.08%	0.00%

Loan and Security Agreement

A loan and security agreement was entered into between the Company and Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 29, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At June 29, 2012, the Company’s outstanding revolving credit facility balance of $13.5 million totaled the entire amount of the eligible borrowing base. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of June 29, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $294,300 for the three months ended June 29, 2012 and $459,500 for the nine months ended June 29, 2012.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The loan and security agreement requires the Company to meet certain requirements relating to a liquidity ratio and minimum cash and cash equivalent levels. If the Company fails to maintain the liquidity ratio and cash and cash equivalent levels within certain targets, the Company will be required to maintain covenants relating to adjusted EBITDA and a fixed charge coverage ratio.

The Company incurred approximately $378,000 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At June 29, 2012, debt issuance costs of $324,700, net of accumulated amortization, were included in other assets.

6.50% Convertible Senior Notes

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

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of June 29, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	June 29, 2012	September 30, 2011
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of debt discount	(471)	(784)

Net carrying value of the liability component	$14,529	$14,216

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1 2011	June 29, 2012	July 1 2011
	(in thousands)
Interest expense - coupon	$244	$243	$731	$731
Interest expense - debt discount amortization	104	102	312	304

Total	$348	$345	$1,043	$1,035

Effective interest rate on the liability for the period	9.28%	9.20%	9.27%	9.20%

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

In June 2011, the Company was notified by a customer, with whom the Company has an indemnification obligation, that such customer had settled an outstanding patent infringement claim that the customer asserts relates to products it purchased from the Company. The customer requested that the Company contribute approximately $1.1 million to the settlement, representing its estimate of the Company’s pro rata share of the settlement and related legal fees. The Company has notified the customer that it believes the indemnification obligation does not apply to the contribution sought by the customer, and the Company intends to vigorously defend this position.

On April 10, 2012, the Company entered into a third lease amendment with its landlord with respect to its headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. The Company may, at its option, extend the term an additional four years at fair market rent. The amendment provides that the premises leased by the Company will be reduced from approximately 96,829 square feet to approximately 88,160 square feet by January 1, 2013. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. The landlord has the option to pay the Company $1.2 million during the first week of January 2013 in lieu of foregoing the fixed monthly rent abatement. The amendment also provides that the landlord will pay the Company or its contractors approximately $4.5 million for costs incurred by the Company in connection with construction of any alterations in the premises or as a payment against rent due under the lease.

8. Asset Impairments

In 2008, the Company entered into a license agreement with an intellectual property supplier. During the third quarter of fiscal 2012, the Company entered into a new license agreement with the same intellectual property supplier. As a result of the new license agreement, the Company determined that a $1.8 million asset from the previous license agreement was impaired and recorded the charge in cost of goods sold on its unaudited consolidated condensed statements of operations.

In June 2011, the Company capitalized a photomask. During the third quarter of fiscal 2012, the Company capitalized a new photomask that replaced the original photomask. As a result of the new photomask, the Company determined that the $1.6 million asset from the previous photomask was impaired and recorded the charge in cost of goods sold on its unaudited consolidated condensed statements of operations.

9. Restructuring Charges

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

Activity and liability balances related to the Company’s second quarter of fiscal 2012 restructuring plan were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,261
Cash payments	(1,094)
Non-cash charge	8

Restructuring balance, June 29, 2012	$175

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the fourth quarter of fiscal 2012.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the selling, general and administrative functions and wide area networking (WAN) business unit. The Company incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. An additional $138,000 of charges was incurred related to severance costs for the affected employees during the third quarter of fiscal 2012.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through June 29, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Charges to costs and expenses	138
Cash payments	(946)

Restructuring balance, June 29, 2012	$94

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

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through June 29, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Non-cash credit	(42)

Restructuring balance, June 29, 2012	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

10. Income Taxes

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

11. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. As of June 29, 2012, the Company has paid $3.5 million in related license fees.

12. Subsequent Events

On July 20, 2012, the Company committed to the implementation of a restructuring plan. The plan consists primarily of a headcount reduction in both the Company’s selling, general and administrative functions and business units and secondarily of a facilities consolidation. The restructuring plan is expected to be substantially completed during the fiscal second quarter of 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. The Company currently expects to incur total charges ranging from approximately $4.0 million to $5.0 million and cash expenditures ranging from approximately $3.5 million to $4.5 million, each primarily related to severance costs for affected employees.

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

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and WAN (fixed and mobile) networks. We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, high-performance analog and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•

Communications Convergence Processing – triple-play access gateways for Voice-over-Internet Protocol (VoIP) and data processing platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet Protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and 3G/4G wireless small cell base stations in the carrier infrastructure;

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

Our customers include Alcatel-Lucent SA, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Hitachi, Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp., among others.

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need nine months or longer to test and evaluate our products and an additional nine months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications and enterprise spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to HD.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor solutions for OEMs. Sales to distributors accounted for approximately 65% of our revenue for the first nine months of fiscal 2012. Our revenue is well diversified globally, with 83% of the revenue in the first nine months of fiscal 2012 coming from outside of the Americas. We believe a substantial portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. Approximately 34% of our revenue for the first nine months of fiscal 2012 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $50.9 million on research and development in the first nine months of fiscal 2012. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including communications convergence processor applications such as CPE processors for high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for small base stations. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, inventories, stock-based compensation, deferred income taxes and uncertain tax positions, and impairment of long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarters ended December 30, 2011, March 30, 2012 and June 29, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, other than the addition of the following policies due to the acquisition of picoChip Inc. and its wholly owned subsidiaries on February 6, 2012.

Business Combinations – The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. We adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition -related costs are recognized separately from the acquisition and are expensed as incurred.

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

Impairment of Goodwill and Other Long-Lived Assets – We will evaluate goodwill on an annual basis as of the end of the tenth month of each fiscal year or more frequently if we believe indicators of impairment exist. We will first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair values of our reporting unit with its carrying values. We determine the fair values of our reporting unit using the income valuation approach, as well as other generally accepted valuation methodologies. If the carrying amount of our reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for the impairment of long-lived assets.

Recent Accounting Pronouncements

There have been no accounting pronouncements since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 that we expect to have a material impact on our unaudited consolidated condensed financial statements.

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by product line:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)

Communications convergence processing	$14,496	40.0%	$18,917	45.0%	$(4,421)	-23.4%
High-performance analog	16,845	48.0%	15,488	37.0%	1,357	8.8%
WAN communications	4,110	12.0%	7,811	18.0%	(3,701)	-47.4%

Total net product revenue	35,451	100.0%	42,216	100.0%	(6,765)	-16.0%
Intellectual property	—	0.0%	—	0.0%	—

Net revenue	$35,451	100.0%	$42,216	100.0%	$(6,765)	-16.0%

The decrease in our net revenue for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was due to lower sales volumes for our communications convergence processing products and WAN communications products. These decreases were partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 due to a slowdown in the infrastructure voice market, which historically had experienced demand in the fiscal third quarter. This decrease was partially offset by shipments of small cell base stations resulting from our acquisition of picoChip, which closed on February 6, 2012, or $3.8 million. Net revenue from high-performance analog products increased in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 due to increased demand for crosspoint switches and optical physical media devices. Net revenue from WAN communications products decreased in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our growth businesses of CPE, wireless and high-performance analog products. In the third fiscal quarter of 2012, there were no intellectual property sales agreements, consistent with the third fiscal quarter of 2011. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

The demand environment was dynamic throughout the third quarter of fiscal 2012. Certain customers increased or accelerated product orders to earn financial incentives, while other customers requested product shipments that could not be supported due to standard manufacturing lead times exceeding the time between orders being placed and requested delivery dates. The net impact of these activities was an increase to net revenue of $1.7 million for the three months ended June 29, 2012.

The following table summarizes year-to-date net revenue by product line:

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)

Communications convergence processing	$44,631	42.0%	$51,111	42.0%	$(6,480)	-12.7%
High-performance analog	46,846	45.0%	44,541	37.0%	2,305	5.2%
WAN communications	12,674	12.0%	23,160	19.0%	(10,486)	-45.3%

Total net product revenue	104,151	99.0%	118,812	98.0%	(14,661)	-12.3%
Intellectual property	591	1.0%	2,500	2.0%	(1,909)

Net revenue	$104,742	100.0%	$121,312	100.0%	$(16,570)	-13.7%

The decrease in our net revenue for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due to lower sales volumes for our communications convergence processing products, WAN communications products and intellectual property revenue. These decreases were partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased in the first nine months of fiscal 2012 when compared to the first nine months of fiscal 2011 due to a decrease in net revenue from a slowdown in carrier capital expenditures in 3G equipment, which resulted in fewer shipments of wireless media gateways used in terminating calls between the PTSN and mobile networks. This decrease was partially offset by an increase in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers, as well as shipments of small cell base stations resulting from our acquisition of picoChip, which closed on February 6, 2012, of $5.9 million. Net revenue from high-performance analog products increased in the first nine months of fiscal 2012 when compared to the first nine months of fiscal 2011 due to increased demand for optical physical media devices, as well as an increase in demand for crosspoint switches. Net revenue from WAN communications products decreased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our growth businesses of CPE, wireless and high-performance analog products. Net revenue from intellectual property licensing and sales decreased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

Asset Impairments

In 2008, we entered into a license agreement with an intellectual property supplier. During the third quarter of fiscal 2012, we entered into a new license agreement with the same intellectual property supplier. As a result of the new license agreement, we determined that a $1.8 million asset from the previous license agreement was impaired and recorded the charge in cost of goods sold on our unaudited consolidated condensed statements of operations.

In June 2011, we capitalized a photomask. During the third quarter of fiscal 2012, we capitalized a new photomask that replaced the original photomask. As a result of the new photomask, we determined that the $1.6 million asset from the previous photomask was impaired and recorded the charge in cost of goods sold on our unaudited consolidated condensed statements of operations.

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties, including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc., Unisem, Inc. and Advanced Semiconductor Engineering, Inc. (ASE), for wafer fabrication and assembly and test services. Cost of goods sold primarily consisted of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; asset impairments; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.

The following table presents fiscal quarter gross margin:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$17,265	49.0%	$26,249	62.2%	$(8,984)	-34.2%

Gross margin decreased for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to a $6.8 million, or 16%, decrease in product revenue. The decrease in gross margin was also due to $3.4 million (3.2% of net revenue) of asset impairments recorded in cost of goods sold, which related to the impairment of an intellectual property license and a photomask during the third quarter of fiscal 2012, as described above, and $760,000 from the write-up to fair value of acquired inventory and amortization of acquired intangible assets related to the picoChip acquisition. The decrease in our gross margin as a percent of net revenue for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was driven primarily by the asset impairments and a change in product mix and absorption.

The following table presents fiscal year-to-date gross margin:

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$57,498	55.0%	$76,781	63.3%	$(19,283)	-25.1%

Gross margin decreased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to both a $14.8 million, or 12%, decrease in product revenue, and a $1.9 million decrease in intellectual property revenue. The decrease in gross margin was also due to $3.4 million of asset impairments recorded in cost of goods sold, which related to the impairment of an intellectual property license and a photomask during the third quarter of fiscal 2012, as described above, and $1.4 million from the write-up to fair value of acquired inventory and amortization of acquired intangible assets related to the picoChip acquisition. The decrease in our gross margin as a percent of net revenue for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was driven primarily by a change in product mix, as well as a decrease in intellectual property revenue, which had little associated cost and the asset impairments.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$10,880		$9,519		$1,361	14.3%
Stock-based compensation	899		545		354	65.0%
Design & development costs	3,133		2,709		424	15.7%
Facilities	1,768		1,424		344	24.2%
Depreciation	846		528		318	60.2%
Other	579		352		227	64.5%

Research and development	$18,105	51.0%	$15,077	36.0%	$3,028	20.1%

R&D expenses increased for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to an increase in personnel-related costs. This increase was primarily due to the addition of personnel costs related to the picoChip R&D employees obtained during the second quarter of fiscal 2012. R&D expense also increased due to increased facilities and depreciation expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip.

The following table presents details of fiscal year-to-date R&D expenses:

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$30,296		$26,409		$3,887	14.7%
Stock-based compensation	2,785		1,189		1,596	134.2%
Design & development costs	9,198		9,236		(38)	-0.4%
Facilities	4,781		4,191		590	14.1%
Depreciation	2,177		1,432		745	52.0%
Other	1,616		1,068		548	51.3%

Research and development	$50,853	49.0%	$43,525	36.0%	$7,328	16.8%

R&D expenses increased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to an increase in personnel-related costs and stock-based compensation expense. The increase in personnel-related costs was primarily due to the effect of merit increases effective in the fourth quarter of fiscal 2011, bonus expense in the second and third quarters of fiscal 2012 and the addition of personnel costs related to the picoChip R&D employees obtained during the second quarter of fiscal 2012. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in the first nine months of fiscal 2012. R&D expense also increased due to increased facilities and depreciation expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$6,111		$6,458		$(347)	-5.4%
Stock-based compensation	2,320		1,249		1,071	85.7%
Professional fees & outside services	933		1,138		(205)	-18.0%
Facilities	631		794		(163)	-20.5%
Depreciation	162		179		(17)	-9.5%
Other	1,453		1,216		237	19.5%

Selling, general and administrative	$11,610	33.0%	$11,034	26.0%	$576	5.2%

SG&A expenses increased for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in the third quarter of fiscal 2012. The increase in stock-based compensation expense was partially offset by decreases in personnel-related costs and professional fees and outside services. The decrease in personnel-related costs was primarily due to the restructuring plans implemented during the fourth quarter of fiscal 2011 and second quarter of fiscal 2012.

The following table presents details of fiscal year-to-date SG&A expenses:

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$17,735		$19,290		$(1,555)	-8.1%
Stock-based compensation	6,032		2,798		3,234	115.6%
Professional fees & outside services	2,643		3,012		(369)	-12.3%
Facilities	2,192		2,478		(286)	-11.5%
Depreciation	473		488		(15)	-3.1%
Integration costs	1,993		—
Other	2,952		3,258		(306)	-9.4%

Selling, general and administrative	$34,020	32.0%	$31,324	26.0%	$2,696	8.6%

SG&A expenses increased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to an increase in stock-based compensation expense, which was partially offset by a decrease in personnel-related costs. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in the first nine months of fiscal 2012. The decrease in personnel-related costs was primarily due to the restructuring plans implemented during the fourth quarter of fiscal 2011 and second quarter of fiscal 2012, as well as a decrease in the amount of bonus expense during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Acquisition-Related Costs

Acquisition-related costs totaled $680,000 for the three months ended June 29, 2012 and $3.7 million for the nine months ended June 29, 2012. Acquisition-related costs consisted primarily of professional fees incurred as a result of our acquisition of picoChip, which was completed on February 6, 2012. There were no acquisition-related costs incurred in the corresponding fiscal 2011 periods.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Second Quarter of Fiscal 2012 Restructuring Plan – In the second quarter of fiscal 2012, we committed to the implementation of a restructuring plan to realize synergies in connection with our acquisition of picoChip, which closed on February 6, 2012. The plan consisted primarily of a targeted headcount reduction in connection with our acquisition of picoChip. The restructuring plan is expected to be substantially completed during the third quarter of fiscal 2012. Approximately $1.3 million in charges were incurred in the second quarter of fiscal 2012 related to severance costs for affected employees.

Activity and liability balances related to our second quarter of fiscal 2012 restructuring plan were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,261
Cash payments	(1,094)
Non-cash charge	8

Restructuring balance, June 29, 2012	$175

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the fourth quarter of fiscal 2012.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the SG&A functions and wide area networking (WAN) business unit. We incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. An additional $138,000 of charges was incurred related to severance costs for the affected employees during the third quarter of fiscal 2012.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 30, 2011 through June 29, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$902
Charges to costs and expenses	138
Cash payments	(946)

Restructuring balance, June 29, 2012	$94

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

Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan from September 30, 2011 through June 29, 2012 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 30, 2011	$42
Non-cash credit	(42)

Restructuring balance, June 29, 2012	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

Interest Expense

The following tables present details of fiscal quarter and fiscal year-to-date interest expense:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$(849)	2.0%	$(398)	1.0%	$451	113.3%

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$(1,808)	-2.0%	$(1,195)	-1.0%	$(613)	51.3%

Interest expense primarily consisted of interest on our 6.50% convertible senior notes in periods prior to the second quarter of fiscal 2012. For the three and nine months ended June 29, 2012, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses. The following table presents details of fiscal quarter other income, net:

	Three Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Other income, net	$7,368	21.0%	$928	2.0%	$6,440	694.0%

The increase in other income, net, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 reflected a gain of $7.3 million related to the revaluation of our contingent consideration, which was partially offset by an $851,000 decrease in reimbursable foreign research and development credits and a $60,000 increase in net foreign exchange losses.

The following table presents details of fiscal year-to-date other income, net:

	Nine Months Ended
	June 29,	% of Net	July 1	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Other income, net	$7,979	8.0%	$1,187	1.0%	$6,792	572.2%

The increase in other income, net, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 reflected a gain of $7.3 million related to the revaluation of our contingent consideration and an increase of $140,000 in net foreign exchange gains. The increase to other income, net, was partially offset by a $691,200 decrease in reimbursable foreign research and development credits.

Income Taxes

Our provision for income taxes for the first three and nine months of fiscal 2012 and 2011 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at June 29, 2012. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalent balances and cash generated from product sales.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses, increase our gross margin and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability. Our ability to increase current revenue levels to achieve profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to increase current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve sustained profitability.

On February 6, 2012, we completed the acquisition of picoChip. We paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. We may also become obligated to make additional earnout payments, contingent on the achievement of milestones relating to: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. As of June 29, 2012, the estimated amount payable on these earnouts was $2.8 million. Earnout payments, if any, will be paid in the first quarter of calendar 2013, and we may make earnout payments in the form of cash, stock or any combination thereof.

We believe that our existing cash balances, cash expected to be generated from product sales and our revolving credit facility will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months. We have $375,000 of principal payments due in March 2013 on our term loan with SVB and $15.0 million of principal payments due in August 2013 on our 6.50% convertible notes. We have no other principal payments on debt obligations for the next 12 months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	June 29,	September 30,	Change
	2012	2011	$	%
	(in thousands, except percentages)
Working capital	$48,885	$50,346	$(1,461)	-2.9%

Cash and cash equivalents	$55,138	$45,227	$9,911	21.9%

Cash and cash equivalents increased as a result of cash provided by financing activities. The cash provided by financing activities was partially offset by cash used in our operating and investing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Nine Months Ended
	June 29, 2012	July 1 2011
	(in thousands)
Net cash (used in)/provided by:
Net (loss)/income	$(26,689)	$1,404
Non-cash operating expenses, net	15,176	10,832
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(203)	9,141
Inventories	5,000	(10,782)
Other assets, net	(3,942)	2,169
Accounts payable	(1,840)	495
Deferred income on sales to distributors	(559)	980
Accrued restructuring charges	(2,026)	(569)
Accrued compensation and benefits	(4,098)	(4,128)
Accrued expenses and other current liabilities	(2,001)	730
Other liabilities, net	5,503	134

Net cash (used in)/provided by operating activities	(15,679)	10,406
Net cash used in investing activities	(32,788)	(12,768)
Net cash provided by financing activities	58,452	1,902
Effect of foreign exchange rate changes on cash	(74)	2

Net (decrease)/increase in cash and cash equivalents	$9,911	$(458)

Operating activities used cash for the first nine months of fiscal 2012 due to our net loss and net cash used in changes in operating assets and liabilities, partially offset by cash provided by net non-cash operating activities. Significant non-cash adjustments included stock-based compensation expense, the revaluation of contingent consideration, depreciation, amortization and asset impairments. Net loss was also adjusted for an increase in prepaid and other current assets due to tenant improvement incentives from the new operating lease of our corporate headquarters. Cash outflows related to a decrease in accrued restructuring charges due to payments made on the restructuring plans implemented in the second quarter of fiscal 2012 and fourth quarter of fiscal 2011 and a decrease in accrued compensation and benefits due to the payment of bonuses under our fiscal 2011 cash bonus plan in the first quarter of fiscal 2012. These cash outflows were partially offset by a decrease in our inventory balance due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns. Net loss was further adjusted by an increase in other liabilities due to the long-term portion of deferred rent on the new operating lease of our corporate headquarters.

Operating activities provided cash for the nine months ended July 1, 2011 due to net income and net non-cash operating expenses, offset by net cash used by changes in operating assets and liabilities. Significant non-cash operating expenses included stock-based compensation expense, depreciation and amortization and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included an increase in inventories resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disaster could have on production and a decrease in accrued compensation and benefits mainly due to the fiscal 2010 management bonus that was paid in early fiscal 2011. These cash outflows were mostly offset by a decrease in receivables due to the timing of product shipments and cash receipts and a decrease in our current deferred tax asset due to the receipt of cash related to a foreign research and development credit

Investing Activities

Investing activities used cash for the first nine months of fiscal 2012 due to payments under license agreements of $9.6 million, the purchase of property, plant and equipment of $3.1 million and the acquisition of picoChip of $20.1 million.

Investing activities used cash for the nine months ended July 1, 2011 due to payments under licensed and purchased intangibles of $6.8 million and the purchase of property, plant and equipment of $5.8 million.

Financing Activities

Financing activities provided cash for the first nine months of fiscal 2012 due to a financing from a $32.0 million convertible note due 2017, $29.8 million in borrowings under our line of credit and term loan and $2.0 million in proceeds from equity compensation programs. These cash inflows were partially offset by $1.3 million in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $1.3 million in payments made on our line of credit.

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

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% Convertible Senior Notes due 2017, or the 6.75% convertible notes, for net proceeds of $30.6 million. Interest on the 6.75% convertible notes will be paid semi-annually in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 9.1% for the three and nine month periods ended June 29, 2012. The interest expense for the $32.0 million convertible debt for the three and nine month periods ended June 29, 2012 was $107,000.

The 6.75% convertible notes are convertible at an initial conversion rate of 256.4103 shares of our common stock per $1,000 principal amount of 6.75% convertible notes, subject to adjustment in certain circumstances. This is equivalent to an initial conversion price of $3.90 per share of common stock. Holders may convert the 6.75% convertible notes at any time prior to the close of business on the second scheduled trading day immediately preceding June 15, 2017. If we undergo certain fundamental changes prior to maturity of the notes, including a change of control, sale of all or substantially all of our assets, our liquidation or dissolution, the failure of our common stock to be listed or quoted on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, and certain other events as more fully described in the indenture relating to the 6.75% convertible notes, a holder thereof will have the option to require us to repurchase for cash all or any portion of such notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the repurchase date.

On or after June 15, 2013, in the event that the last reported price of our common stock exceeds the conversion price then in effect for 20 or more trading days during any 30 consecutive trading day period ending within five trading days prior to the date we receive a notice of conversion, we will, in addition to delivering shares upon conversion of the 6.75% convertible notes (and cash in lieu of fractional shares), make a “make-whole premium” payment in cash, shares of our common stock or a combination thereof, subject to certain limitations, at our option, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be converted had such notes remained outstanding through the earlier of the date that is three years after the date we receive the notice of conversion and June 15, 2017. If we elect to pay some or all of the “make-whole premium” in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of the common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the conversion date; provided that in no event will such price be less than $3.00.

We can redeem all or any part of the 6.75% convertible notes for cash on or after June 15, 2015 if the if the last reported sale price of our common stock exceeds 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the notice of redemption and certain other conditions are met (referred to as the provisional redemption). The redemption price will equal the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of our common stock or a combination thereof, subject to certain limitations, at our option, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be redeemed had such notes remained outstanding from the redemption date to June 15, 2017. If we elect to pay some or all of the “make-whole premium” in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of our common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the redemption date; provided that in no event will such price be less than $3.00.

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments.

For financial accounting purposes, our contingent obligations to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. The redemption’s requirement for us to make additional interest payments in the event of early redemption by us is also an embedded derivative. As of June 12, 2012, the date of the debt issuance, and as of June 29, 2012, the fair value of these contingent obligations have been estimated and are not significant.

We incurred $437,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At June 29, 2012, debt issuance costs of $433,000, net of accumulated amortization, was included in other assets.

Loan and Security Agreement

As discussed above, in February 2012, we completed the acquisition of picoChip and its wholly owned subsidiaries and paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was obtained pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. Borrowings under the loan and security agreement were also used to pay costs and expenses related to the acquisition and the closing of the loan and security agreement, and may be used for working capital and other general corporate purposes.

The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 29, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At June 29, 2012, our outstanding revolving credit facility balance of $13.5 million totaled the entire amount of the eligible borrowing base. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of June 29, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $294,300 for the three months ended June 29, 2012 and $459,500 for the nine months ended June 29, 2012.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement requires us to meet certain requirements relating to a liquidity ratio and minimum cash and cash equivalent levels. If we fail to maintain the liquidity ratio and cash and cash equivalent levels within certain targets, we will be required to maintain covenants relating to adjusted EBITDA and a fixed charge coverage ratio.

We incurred approximately $378,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At June 29, 2012, debt issuance costs of approximately $324,700, net of accumulated amortization, was included in other assets.

6.50% Convertible Senior Notes due 2013

We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee. At maturity, we will be required to repay the outstanding principal amount of the notes. At June 29, 2012, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an embedded derivative. At June 29, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

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

Contractual Obligations

There have been no material changes to the amounts in our contractual obligations as of June 29, 2012, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except as discussed below:

Upon the close of the picoChip acquisition, we assumed additional contractual obligations, including contingent consideration and various operating and capital leases. The cash payment of the initial purchase price of picoChip was financed in part with bank debt, which was issued pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 29, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan will be paid quarterly beginning in calendar year 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility will be paid quarterly beginning in calendar year 2012.

On April 10, 2012, we entered into a third lease amendment with our landlord with respect to our headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. We may, at our option, extend the term an additional four years at fair market rent. The amendment provides that the premises leased by us will be reduced from approximately 96,829 square feet to approximately 88,160 square feet by January 1, 2013. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. The landlord has the option to pay us $1.2 million during the first week of January 2013 in lieu of foregoing the fixed monthly rent abatement. The amendment also provides that the landlord will pay us or our contractors approximately $4.5 million for costs we incur in connection with construction of any alterations in the premises or as a payment against rent due under the lease. The future payments we are required to make under the lease is $1.2 million during fiscal 2012, $5.8 million from fiscal 2013 through fiscal 2015, $7.9 million from fiscal 2016 through fiscal 2018 and $3.5 million from fiscal 2019 through December 31, 2019.

Off-Balance Sheet Arrangements

We have made guarantees and indemnities, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with a June 2003 distribution to stockholders of our former parent company of all outstanding shares of common stock of Mindspeed, we generally assumed responsibility for all contingent liabilities and then-current and future litigation against our former parent company or its subsidiaries related to our business. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The majority of our guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these guarantees and indemnities in the accompanying unaudited consolidated condensed balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative instruments for speculative or investment purposes.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of June 29, 2012, the carrying value of our cash and cash equivalents approximated fair value.

At June 29, 2012, our debt consisted of a revolving credit facility, a term loan facility and two long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.50% and 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk. `

Hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 29, 2012, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 29, 2012, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 29, 2012, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in prior periods. Our net revenue and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	customers could accelerate their demand to earn financial incentives;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to timely develop, introduce, market and support new products and technologies;

•	availability and cost of products from our suppliers;

•	intellectual property disputes;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and changes in our customers’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields; and

•	significant warranty claims, including those not covered by our suppliers.

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

We have used significant cash to fund our operating activities. Our principal sources of liquidity are our existing cash balances, cash generated from product sales and our revolving credit facility with Silicon Valley Bank (SVB). We believe that our existing cash balances, along with cash expected to be generated from product sales and our revolving credit facility, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. We believe our existing and expected cash balances will also be sufficient to fund the $15.0 million principal payment of our 6.50% convertible senior notes due in August 2013. However, if we incur operating losses and negative cash flows in the future, we may need to further reduce our operating costs or obtain alternate sources of financing, or both. The loan and security agreement with respect to our revolving credit facility with SVB contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the loan and security agreement or other events of default occur, we may be required to repay our indebtedness thereunder, which may have a material adverse effect on our liquidity. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

We are entirely dependent upon third parties for the manufacture of our products and are vulnerable to their capacity constraints during times of increasing demand for semiconductor products.

We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Our principal suppliers of wafer fabrication services are TSMC and Jazz Semiconductor, Inc. We are also dependent upon third parties, including Amkor and ASE, for the assembly and testing of all of our products. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services.

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

Additionally, if we are required to seek alternative foundries or assembly and test service providers, we would be subject to longer lead times, indeterminate delivery schedules and increased manufacturing costs, including costs to find and qualify acceptable suppliers. For example, if we choose to use a new foundry, the qualification process may take as long as nine months over the standard lead time before we can begin shipping products from the new foundry. Such delays could negatively affect our relationships with our customers.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 85% of our net revenue for the first nine months of fiscal 2012. China is a particularly important international market for us, as approximately 34% of our revenue for the first nine months of fiscal 2012 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

Our customers generally need nine months or longer to test and evaluate our products and an additional nine months or more to begin volume production of equipment that incorporates our products. These lengthy periods also increase the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development and selling, general and administrative expenses before we generate any revenue from new products. We may never generate the anticipated revenue if our customers cancel or change their product plans as customers may increasingly do if economic conditions continue to deteriorate.

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

At June 29, 2012, we had $47.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 11.4 million shares of common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip, which cannot be transferred for six months from the closing date of February 6, 2012. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

A warrant is outstanding to acquire approximately 6.3 million shares of our common stock at a price of $16.25 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from the offering of our 6.75% convertible seniors notes completed in the third quarter of fiscal 2012), exercisable through June 27, 2013, representing approximately 12% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If the warrant holder sells the warrant or if it or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 65% of our revenue for the first nine months of fiscal 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units Purchased (a)	Average Price Paid per Share (or Unit)
March 31, 2012 to April 27, 2012	—	$—
April 28, 2012 to May 25, 2012	103,335	6.94
May 26, 2012 to June 29, 2012	817	3.29

	104,172	$6.92

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1.1	Purchase Agreement, dated as of June 12, 2012, by and between the Registrant and Raymond James & Associates, Inc., as the initial purchaser.

*†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-106146), is incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2011, is incorporated herein by reference (SEC File No. 000-31650).

4.1	Specimen Certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated April 6, 2011, is incorporated herein by reference (SEC File No. 333-173328).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Common Stock Purchase Warrant dated June 27, 2003, issued by the Registrant to Conexant Systems, Inc., filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.7	Registration Rights Agreement dated as of June 27, 2003 by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 333-109523), is incorporated herein by reference.

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on 10-Q dated May 8, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.11	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee.

4.12	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.11 hereto), is incorporated herein by reference.

10.1	Third Amendment to Lease, dated as of April 4, 2012, by and between the Registrant and EO MacArthur LLC, successor-in-interest to 4000 MacArthur L.P.

10.2	First Amendment to Loan and Security Agreement, dated June 11, 2012, by and between Silicon Valley Bank and the Registrant.

+10.3	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.4	Stock Option Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.5	Form of Stock Option Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.
*	The schedules (and similar attachments) in this exhibit have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A list of omitted schedules (and similar attachments) is contained in the agreement. The Registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: August 8, 2012	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

1.1	Purchase Agreement, dated as of June 12, 2012, by and between the Registrant and Raymond James & Associates, Inc., as the initial purchaser.

4.11	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee

4.12	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.11 hereto), is incorporated herein by reference.

10.1	Third Amendment to Lease, dated as of April 4, 2012, by and between the Registrant and EO MacArthur LLC, successor-in-interest to 4000 MacArthur L.P.

10.2	First Amendment to Loan and Security Agreement, dated June 11, 2012, by and between Silicon Valley Bank and the Registrant.

+10.3	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.4	Stock Option Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

+10.5	Form of Stock Option Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.