Form 10-K
period 2012-09-28
MINDSPEED TECHNOLOGIES, INC
filed 2012-12-12
CIK 1224370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $249.7 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s Common Stock as of November 23, 2012 was 41,725,343.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

•

the growth prospects for the network infrastructure equipment and communications semiconductors markets, including increased demand for network capacity, the upgrade and expansion of existing networks, the build-out of networks in developing countries and the application of our technologies to other portions of the network infrastructure;

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

•	our belief that power efficiency is becoming increasingly important as our customers adopted a variety of energy-efficiency initiatives;

•

our belief that our diverse portfolio of semiconductor solutions, combined with our expertise in low-power semiconductor hardware and software and communication systems engineering, has positioned us to capitalize on some of the most significant trends in telecommunications spending;

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

•

the sufficiency of our existing sources of liquidity to fund our operations, research and development efforts, potential earnout payments, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for the next 12 months;

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

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our belief that our properties are well maintained, are in good sound operating condition and contain all of the equipment and facilities to operate at present levels;

•	our expectations regarding the cyclical nature of the semiconductor industry; and

•	the impact of recent accounting pronouncements and the adoption of new accounting standards.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	cash requirements and terms and availability of financing;

•	successful and timely development and introduction of competitive new products;

•	the adverse effect our debt obligations may have on our financial condition;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	lengthy sales cycles;

•	our ability to attract and retain qualified personnel;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (WAN) (fixed and mobile). We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, which includes small cell wireless equipment; high-performance analog; and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

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

Our customers include Alcatel-Lucent SA, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp., among others.

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

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed. Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities, which were allocated to us under the distribution agreement entered into between us and Conexant. Also, prior to the distribution, Conexant contributed cash to our company in an amount such that at the time of the distribution our cash balance was $100.0 million. We issued to Conexant a warrant to purchase approximately 6.3 million shares of our common stock at a price of $16.25 per share, as adjusted, exercisable for a period of ten years after the distribution. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

On February 6, 2012, we completed the acquisition of picoChip, Inc. and its wholly owned subsidiaries (picoChip). picoChip is a supplier of integrated SoC solutions for small cell base stations. The acquisition expands our small cell base station product portfolio, which addresses the next generation mobile broadband communications infrastructure.

We operate a single business segment which designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile). The financial information for this segment is reported in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Industry Overview

Communications semiconductor products are a critical part of network infrastructure equipment. Network infrastructure OEMs require advanced communications semiconductor products — such as low-power, multi-core DSP SoC solutions, as well as switching and signal timing and conditioning solutions — that are highly optimized for the equipment employed by their customers. We seek to provide semiconductor products that enable network infrastructure OEMs to meet the needs of their service provider and enterprise customers in terms of system performance, functionality and time-to-market.

Addressed Markets

Our semiconductor products are primarily focused on network infrastructure equipment applications in three areas of the broadly defined communications network: broadband access service areas, including wireless and wireline infrastructure networks, enterprise networks, and metropolitan and wide area networks. The type and complexity of network infrastructure equipment used in these network areas continues to expand, driven by the need for the processing, transmission and switching of digital voice, data and video traffic over multiple communication media, at numerous transmission data rates and employing different protocols.

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

Included in the Broadband Access service area are the sales of our wireless SoCs to OEMs that manufacture small cells. Small cells have been developed for the 3G/HSPA and 4G/LTE networks to increase wireless voice and data coverage as demands on the networks rapidly increase. Carriers across the globe, including AT&T, Verizon, Sprint, Telefonica, China Mobile, Korea Telecom and SK Telecom, et al, have announced plans to roll out 4G/LTE and small cell networks, highlighting the potential demand for our products.

Enterprise networks include equipment that enables voice and data communications and access to outside networks, and is deployed primarily in the offices of commercial enterprises, including specialized commercial segments, such as broadcast video production, which have demanding network requirements. An enterprise network may be comprised of many local area networks, as well as client workstations, centralized database management systems, storage area networks (SANs) and other components. In enterprise networks, communications semiconductors facilitate the processing and transmission of voice, data and video traffic in converged IP networks that are replacing the traditional separate telephone, data and video conferencing networks. Typical network infrastructure equipment found in enterprise networks that use our products include voice and media gateways, IP PBXs, SAN routers, director-class switches and emerging enterprise-class wireless base station systems for enhanced mobile enterprise service delivery. In addition, a major trend in the broadcast video segment of the enterprise networking market is the switch from analog to digital television transmission and the conversion from standard-definition television services to high-definition television (HDTV) services featuring more detailed images and digital surround sound. We offer a family of broadcast-video products optimized for high-speed HDTV routing and production switcher applications.

Metropolitan and Wide Area Networks refer to the portion of a service provider’s physical network that enables high-speed communications within a city or a larger regional area, including inexpensive mobile backhaul services for wireless communications carriers. In addition, this portion of the network provides the communications link between broadband access service areas and the fiber optic-based, wide area network. For metro equipment applications, our communications semiconductors provide transmission and processing capabilities, as well as information segmentation and classification, and routing and switching functionality, to support high-speed traffic from multiple sources employing different transmission standards and communications protocols. These functions require signal conversion, signal processing and packet processing expertise to support the design and development of highly integrated mixed-signal devices combining analog and digital functions with communications protocols and application software. Typical network infrastructure equipment found in metro service areas that use our products includes add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices and multiservice provisioning platforms. The market for metropolitan and wide area networks has declined over the past two years and it may continue this trajectory.

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

•

highly optimized signal processing algorithms and communications protocols, which we implement in semiconductor devices, including wireless echo-cancellation, wideband voice and advanced video technologies;

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

•	traditional transmission components for the public switched telephone network (PSTN).

Increasing Demand for Communications Semiconductors

We believe the market for network infrastructure equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects for several reasons:

•	We anticipate that demand for network capacity will continue to increase, driven by:

•	wireless user growth;

•	Internet user growth;

•	higher network utilization rates as carriers seek to maximize the return on the capital and operational investments in their network infrastructure; and

•	growing consumer and business demand for VoIP and other bandwidth-intensive services and applications, such as wireless data transfer and video/multimedia content delivery.

•

We believe that incumbent telecommunications carriers, integrated communication service providers and cable multiple service operators worldwide will continue to upgrade and expand legacy portions of their networks to accommodate new service offerings and to reduce operating costs. This upgrade and expansion cycle, along with the development of new, next-generation networks, requires the development of a variety of new equipment created from advanced semiconductor solutions. Further, we believe such carriers will expand their wireless networks with the implementation of 4G/LTE technologies to enhance the user experience and handle the increased loads on the networks.

•

In certain countries, we expect that service providers will continue the build-out of telecommunication networks, including the rollout of 4G/LTE networks, many of which were previously government owned and are now often taking the lead on new technology deployment, ahead of more established regions in terms of creating high-growth market opportunities for the latest advances.

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

Strategy

Our objective is to grow our business profitably and to become the leading supplier of semiconductor networking solutions to leading global network infrastructure OEMs in key wireline and wireless access market segments, including carrier and enterprise solutions. To achieve this objective, we are pursuing the following strategies:

Focus on Increasing Share in Growth Applications

We have established strong market positions for our products in the enterprise and broadband access (fixed and mobile) service areas of the telecommunications network. We believe the markets for semiconductor products that address these applications will grow at faster rates than the markets for network infrastructure equipment, in general. This key attribute is expected to make enterprise and broadband access attractive markets for the foreseeable future. We believe that our three core technology competencies, coupled with focused investments in product development, will position us to increase our share in those target areas.

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

In North America, we have cultivated close relationships with leading network infrastructure OEMs. We have established close relationships with market leaders such as Huawei Technologies Co., Ltd., and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks and LM Ericsson Telephone Company in Europe.

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

Additionally, we have aligned with key strategic partners to collaborate on advanced multi-core SoC architectures that we believe are critical for next-generation, ultra-low-power communications processing solutions. For instance, our work with ARM Holdings plc has resulted in 12 generations of power-efficiency advances, initially for carrier-class convergence processors and more recently for triple-play home-gateway platforms, as well as for our Transcede products for wireless applications. Power efficiency is becoming increasingly important as our customers adopt a variety of energy-efficiency initiatives, including the European Union energy-consumption guidelines for broadband equipment.

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

Products

We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions. Our products can be classified into three focused product families: communications convergence processing products, high-performance analog products and WAN communications products. These three product families are found in a variety of wireless and wireline networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

Communications Convergence Processing Products

Our communications convergence processing products include the Comcerto and Transcede families of products. Comcerto provides a complete SoC solution for carrier-class video and Voice-over-Packet (VoP) applications. Our Transcede family of 3G/4G base station baseband processors extends our proven multi-core processing expertise into the mobile infrastructure.

In February 2012, we completed our acquisition of picoChip, which expanded our presence in 3G and enabled us to introduce our dual-mode SoCs to meet the demands of networks that require both 3G and 4G capabilities in a single chip.

Our Comcerto family of packet processors includes a full range of software-compatible solutions that enable OEMs to provide scalable systems with customized features for carrier, enterprise and customer premise applications. These products serve as bridges for transporting video, voice, fax and modem transmissions between circuit-switched and packet-based fixed and mobile networks, and across network boundaries. Our DSP device architecture combines the performance of a digital-signal processor core with the flexibility of a microcontroller core to support our extensive suite of voice compression techniques, echo cancellers and communications protocols. These products process and translate voice and data and perform various management and reporting functions. They compress the signals to minimize bandwidth consumption and modify or add communications protocols to accommodate transport of the signals across a variety of different networks. Supported services include video and VoIP, Voice-over-ATM (VoATM) and Voice-over-DSL services, as well as wireline-to-wireless connectivity.

The high-density members of this family, the Comcerto 5000, 900, 700 and 600 series processors and related software, provide a complete SoC solution for carrier-class video and VoP applications. All are targeted for use in media gateways designed to bridge wireless, wireline and enterprise networks.

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

The Comcerto 2000 series builds on the Comcerto 1000 series by increasing performance and adding programmable packet processing engines. This significantly increases the market opportunity, as we can address switching, routing, security, multi-service gateways, enterprise class wireless access points and controllers, network attached storage and VoIP applications for residential, enterprise and networking equipment for small and medium businesses.

Our Transcede family extends our multi-core processor to deliver highly integrated baseband solutions for 3G and dual-mode base stations. Transcede is designed to meet the huge increase in base station diversity and computational complexity caused by the mobile Internet’s migration from a voice-to data-centric mobile network. Transcede is designed to enable the development of a wide range of equipment, from residential small cells to picocells and enterprise femtocells serving a relatively small number of subscribers to microcells and macrocells serving hundreds or thousands of subscribers. Demand for this diverse set of platforms is being driven by the need for carriers to offload mobile data traffic and bridge today’s 3G coverage and performance gaps, while paving the way for next-generation 4G and long-term evolution (LTE) networks.

The Transcede family ranges from cost-effective devices for mass-market residential small cells, through products for the enterprise and to high-performance metrocells and microcells. We have solutions for 3G (both high-speed packet access (HSPA) and time-division synchronous code division multiple access (TD-SCDMA)), for LTE (both time-division duplexing (TDD) and frequency-division duplexing (FDD) and dual-mode, which incorporates both 3G and 4G functionality into a single solution.

The Transcede family includes the T4000, whose processor cores run at 600 MHz, with less than 12 watt power consumption, and the T4020, which features 750 MHz processor cores and typical power consumption less than 15 watts. These devices enable 64-user picocell on a chip, delivering three sectors of LTE processing in a single device, while still providing substantial processing headroom so manufacturers can deploy their own value-added features as part of an overall Transcede-based solution. The Transcede family also includes the Transcede 3000, which is designed for small-cell 3G and 4G base stations supporting up to 32 users. The Transcede processors combine Layer 1 (L1) physical layer (PHY) and Layer 2 (L2) media access control (MAC) functionality on the same device to improve performance and reduce development time and costs.

In fiscal 2012, we introduced the Transcede T2200 and T3300 next-generation SoCs. These are dual-mode solutions with both HSPA and LTE in one device. Our lead customers are currently sampling these new devices. The T2200 is suitable for home and small business applications and the T3300 is suitable for larger enterprises. We also produce the T2100 and T3100 variants for LTE-only single mode.

The picoChip product line is shipping in volume to operators around the world. The products include PC302 for residential, PC323 for enterprise and PC333 for metrocells. The next generation devices (PC3008, PC3024 and PC3032) are being sampled by our customers.

High-Performance Analog Products

Our high-performance analog integrated circuit solutions enable the transport, signal conditioning and switching of high-speed data in telecom and enterprise networks, including fiber-to-the-premise, optical transport networks, storage area networks, local and metro area networks and broadcast video.

Our transport portfolio includes physical layer devices for fiber optics and coaxial connectivity, including laser drivers, limiting amplifiers, transimpedance amplifiers, cable drivers, cable equalizers and cable reclockers. Our signal conditioning products include clock and data recovery circuits, equalizers and serializers/deserializers. Our switching portfolio is comprised of a wide range of non-blocking crosspoint switches with matrix sizes up to 288 x 288.

Our leading-edge analog and mixed signal portfolio enables customers to deliver high-performance systems by:

•	enabling longer reach data transmission over fiber or coaxial cables;

•	conditioning the signal to remove unwanted noise;

•	combining lower speed signals from multiple parallel paths into higher speed serial paths, and vice-versa, for bandwidth economy;

•	amplifying and equalizing weaker signals as they pass through a particular system’s equipment, media or network; and

•	allowing low-latency switching of high-speed data for:

•	rerouting of data to new destination points in the network;

•	network redundancy; and

•	simplifying printed circuit board design.

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

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 65% of our revenue for fiscal 2012. For fiscal 2012, distributor Alltek Technology Corporation accounted for 26% of our net revenue and distributor Avnet, Inc. accounted for 21% of our net revenue.

Our top direct OEM customer for fiscal 2012 was Zhongxing Telecom Equipment Corp. (ZTE), who accounted for 7% of our net revenue. Huawei Technologies Co. Ltd. was also a significant direct OEM customer and accounted for a total of 6% of our net revenue. We believe that our significant indirect network infrastructure OEM customers for fiscal 2012 also included Mitsubishi Electric Corporation, Oki Electric Industry Co., Ltd and Alcatel-Lucent.

Our customer base is dispersed geographically. Revenue derived from customers located in the Americas region was 17%, in the Europe region was 7% and in the Asia-Pacific region was 76% of our total net revenue for fiscal 2012. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 3 and Note 17 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization that is currently comprised of 78 employees located in three domestic and eight international sales locations. Our marketing, sales and field applications engineering teams, augmented by 12 electronic component distributors and one sales representative organization, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Our principal competitors are Cavium Networks Inc., Freescale Semiconductor, Inc., Semtech Corporation (based on the acquisition of Gennum Corporation), Maxim Integrated Products, Inc., PMC-Sierra, Inc., Texas Instruments Inc. and Vitesse Semiconductor Corporation. With the introduction of our wireless SoCs, we now also compete with Broadcom Corporation and Qualcomm Incorporated.

We believe that the principal competitive factors for semiconductor suppliers in each of our served markets are:

•	time-to-market;

•	product quality, reliability and performance;

•	comprehensive product service and customer support;

•	price and total system cost;

•	new product innovation;

•	compliance with industry standards;

•	design wins;

•	market acceptance of our, or our competitors’ products;

•	production efficiencies; and

•	general economic conditions.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We currently have 378 employees engaged in research and development activities. On research and development activities, we spent approximately $67.9 million in fiscal 2012, $59.2 million in fiscal 2011 and $51.4 million in fiscal 2010. We perform research and product development activities at our headquarters in Newport Beach, California and at 10 design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to regions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to timely develop and introduce new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

Intellectual Property

Our success and future revenue growth depend, in part, on the intellectual property that we own and develop, including patents, licenses, trade secrets, know-how, trademarks and copyrights, and on our ability to protect our intellectual property. We continuously review our patent portfolio to maximize its value to us and abandon or sell inapplicable or less useful patents. Our patent portfolio may be used to avoid, defend or settle any potential litigation with respect to various technologies contained in our products. The portfolio may also provide negotiating leverage in attempts to cross-license patents or technologies with third parties. We may also seek to leverage our patent portfolio by licensing or selling our patents or other intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as employee and third-party nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies and processes. In connection with our participation in the development of various industry standards, we may be required to reasonably license certain of our patents to other parties, including competitors that develop products based upon the adopted industry standards. We have also entered into agreements with certain of our customers and granted these customers the right to use our proprietary technology in the event that we file for bankruptcy protection or take other equivalent actions. While in the aggregate our intellectual property is important to our operations, we do not believe that any single patent, license, trade secret, know-how, trademark or copyright is considered of such importance that its loss or termination would materially affect our business or financial condition.

Employees

We currently have 554 full-time employees, approximately 370 of whom are engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past nine years since our inception. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

Available Information

We maintain a website at www.mindspeed.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information related to our company, are available free of charge on this site as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (SEC). Our Code of Business Conduct and Ethics, Guidelines on Corporate Governance and Board Committee Charters are also available on our website. We will provide reasonable quantities of paper copies of filings free of charge upon request. In addition, we will provide a copy of the Board Committee Charters to stockholders upon request. No portion of our website or the information contained in or connected to the website is incorporated into this Annual Report on Form 10-K.

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

We have used significant cash to fund our operating activities. Our principal sources of liquidity are our existing cash balances, cash generated from product sales and our revolving credit facility with Silicon Valley Bank (SVB). We believe that our existing cash balances, along with cash expected to be generated from operations and our revolving credit facility, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on our debt obligations, for at least the next 12 months. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

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

Our debt obligations could adversely affect our financial condition.

In recent periods, our debt obligations have increased. As of September 28, 2012, we had $47.0 million in aggregate principal amount of convertible senior notes outstanding. In addition, our loan and security agreement with SVB includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. Our debt obligations may adversely impact our financial condition. For example, our debt obligations may:

•

require us to use a large portion of our cash flow to repay our indebtedness thereunder if we fail to comply with the restrictive financial and operating covenants in the loan and security agreement or if other events of default occur, which may have a material adverse effect on our liquidity and will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions or strategic business opportunities, research and development expenditures and other general business activities;

•

limit our future ability to raise funds for working capital, capital expenditures, acquisitions or strategic business opportunities, research and development expenditures and other general business activities; and

•	contribute to a future downgrade of our credit rating, which could increase future borrowing costs.

Our ability to meet our payment obligations under our debt obligations depends on our ability to generate significant cash flow in the future. We believe our existing and expected cash balances will be sufficient to fund the $15.0 million principal payment of our 6.50% convertible senior notes due in August 2013. However, there can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our debt obligations and to fund our other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations.

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

Our acquisition of picoChip Inc. and its wholly owned subsidiaries on February 6, 2012 has exposed us to risks arising from the acquisition and could have a material adverse effect on our financial position, results of operations and/or cash flows.

Acquisition transactions are subject to inherent risks and uncertainties, including, among others, risks associated with the successful integration of geographically separate organizations; the ability to integrate the companies’ technologies; and the potential for key employee attrition. Acquisition transactions could also result in large one-time write-offs, amortization expenses related to intangible assets, limitations on our ability to use our net operating loss carryforwards, litigation or other claims in connection with the acquired company and the diversion of management’s time and attention from operating our business to acquisition integration challenges. Litigation or other claims may arise relating to certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Operationally, the business of picoChip has depended on key customer and supplier relationships, and we will need to maintain those relationships. If we fail to maintain those relationships, it would have an adverse effect on our operating objectives and could have an adverse effect on our future operating results. Integration of our respective operations, including technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We may also incur liability for activities of picoChip and its subsidiaries prior to the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities. In addition, we have no recent experience operating our business in the United Kingdom and lack familiarity with local laws, regulations and business practices. We cannot provide any assurances that we will achieve our business and financial objectives in connection with the acquisition of picoChip.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the recently completed acquisition of picoChip may not be accretive and may cause dilution to our earnings per share;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	the recently completed sale and issuance of convertible senior notes;

•	limitations placed on our investors by our stockholders rights agreement, which is designed to protect our net operating loss carryforwards;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 85% of our net revenue for fiscal 2012. China is a particularly important international market for us, as approximately 35% of our net revenue for fiscal 2012 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations;

•	local economic and political conditions;

•	difficulties in staffing and managing foreign operations;

•	potential hostilities and changes in diplomatic and trade relationships;

•	tax laws;

•	natural disasters, including earthquakes or flooding;

•	restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	difficulty in obtaining distribution and support;

•	disruptions of capital and trading markets;

•	acts of terrorism;

•	wage inflation;

•	greater difficulty in accounts receivable collection and longer payment cycles;

•

the laws and policies of the U.S. and other countries affecting trade, foreign investment and loans and import or export requirements, including the Foreign Corrupt Practices Act and similar rules and regulations;

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

At September 28, 2012, we had $47.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 11.4 million shares of common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

A warrant is outstanding to acquire approximately 6.3 million shares of our common stock at a price of $16.25 per share (adjusted to reflect a change in the number of shares and exercise price, which resulted from the offering of our 6.75% convertible seniors notes completed in the third quarter of fiscal 2012), exercisable through June 27, 2013, representing approximately 10% of our outstanding common stock on a fully diluted basis. The warrant may be transferred or sold in whole or part at any time. If the warrant holder sells the warrant or if it or a transferee of the warrant exercises the warrant and sells a substantial number of shares of our common stock in the future, or if investors perceive that these sales may occur, the market price of our common stock could decline or market demand for our common stock could be sharply reduced.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 65% of our revenue for fiscal 2012.

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

The complexity of our products may lead to errors, defects and/or bugs, any of which could subject us to significant costs or damages and adversely affect market acceptance of our products.

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

As of September 28, 2012, we had net operating loss carryforwards of approximately $649.5 million for federal income tax purposes. Furthermore, we acquired additional net operating loss carryforwards upon the acquisition of picoChip. As of December 31, 2011, picoChip had net operating loss carryforwards for U.S. federal and California income tax purposes of $1.5 million each and for U.K. corporation tax purposes of $28.9 million. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a stockholders’ rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

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

Currently, we occupy our headquarters located in Newport Beach, California (which includes design and sales offices), 11 design centers and 11 sales locations. These facilities had an aggregate floor space of approximately 191,000 square feet, all of which is leased, consisting of approximately 97,000 square feet at our headquarters, 71,000 square feet at our design centers and 23,000 square feet at our sales locations. The lease on our headquarters extends through December 2019. We may, at our option, extend the lease for an additional four years at fair market rent. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “MSPD.” The following table lists the high and low closing sales price of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2012
Quarter ended December 30, 2011	$6.09	$4.23
Quarter ended March 30, 2012	7.19	4.67
Quarter ended June 29, 2012	6.37	2.42
Quarter ended September 28, 2012	3.46	2.36
Fiscal 2011
Quarter ended December 31, 2010	$8.21	$5.58
Quarter ended April 1, 2011	8.70	6.19
Quarter ended July 1, 2011	9.11	7.37
Quarter ended September 30, 2011	8.31	5.07

Recent Share Prices and Holders

The last reported sale price of our common stock on December 3, 2012 was $3.69 and there were approximately 25,137 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return on our common stock against the cumulative return of the Nasdaq U.S. Index and the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on September 28, 2007, in each of our common stock, the Nasdaq U.S. Index and the Nasdaq Electronic Components Index and that all dividends were reinvested. No cash dividends have been paid or declared on our common stock. We maintain a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30.

	Cumulative Total Return
	September 28, 2007	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011	September 28, 2012
Mindspeed Technologies, Inc.	$100.00	$24.05	$35.26	$89.36	$60.12	$40.00
Nasdaq U.S. Index	100.00	73.50	61.09	71.55	67.89	75.82
Nasdaq Electronic Components Index	100.00	63.76	71.21	75.96	94.83	124.65

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet be Purchased Under the Plans or Programs
June 30, 2012 to July 27, 2012	—	$—	—	—
July 28, 2012 to August 24, 2012	43,772	2.43	—	—
August 25, 2012 to September 28, 2012	6,141	2.51	—	—

	49,913	$2.44	—	—

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

	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009	October 3, 2008
	(in thousands, except per share amounts)
Statement of Operations Data
Net revenue:
Products	$140,415	$159,589	$165,379	$121,552	$144,349
Intellectual property	591	2,500	12,800	5,000	16,350

Total net revenue	141,006	162,089	178,179	126,552	160,699
Cost of goods sold	62,497	60,292	59,840	49,981	47,625

Gross margin	78,509	101,797	118,339	76,571	113,074
Operating expenses:
Research and development	67,946	59,174	51,367	50,650	56,217
Selling, general and administrative	43,317	42,118	41,419	41,582	46,984
Acquisition-related costs	3,777	—	—	—	—
Asset impairments	—	—	828	2,865	—
Restructuring charges	2,054	1,032	1,856	4,031	211

Total operating expenses	117,094	102,324	95,470	99,128	103,412

Operating (loss)/income	(38,585)	(527)	22,869	(22,557)	9,662
Interest expense	(3,148)	(1,595)	(1,817)	(3,127)	(5,310)
Other income, net	9,341	1,608	424	1,052	544

(Loss)/income before income taxes	(32,392)	(514)	21,476	(24,632)	4,896
Provision for income taxes	359	241	406	482	611

Net (loss)/income	$(32,751)	$(755)	$21,070	$(25,114)	$4,285

Net (loss)/income per share:
Basic	$(0.89)	$(0.02)	$0.70	$(1.04)	$0.19
Diluted	$(0.89)	$(0.02)	$0.65	$(1.04)	$0.18
Shares used in computation of net (loss)/income per share:
Basic	36,787	32,279	30,260	24,156	23,046
Diluted	36,787	32,279	34,579	24,156	23,202

	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009	October 3, 2008
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$49,098	$45,227	$43,685	$20,891	$43,033
Working capital	28,775	50,346	53,762	14,223	50,277
Total assets	197,096	110,611	108,684	62,463	100,413
Long-term debt	52,765	14,216	13,810	13,415	40,749
Long-term capital leases	68	111	574	269	—
Stockholders’ equity	81,735	69,412	61,636	18,890	32,666

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mindspeed Technologies, Inc. (we or Mindspeed) designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (WAN) (fixed and mobile). We have organized our solutions for these interrelated and rapidly converging networks into three product families: communications convergence processing, which includes small cell wireless equipment, high-performance analog and WAN communications. Our communications convergence processing products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile (3G/4G) carrier infrastructure and residential and enterprise platforms. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our WAN communications portfolio helps optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

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

Our customers include Alcatel-Lucent SA, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Hitachi Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp., among others.

We report on a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2012 comprised 52 weeks and ended on September 28, 2012. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 65% of our net revenue for fiscal 2012. Our revenue is well diversified globally, with 83% of fiscal 2012 net revenue coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. Approximately 35% of our net revenue for fiscal 2012 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $67.9 million on research and development in fiscal 2012. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including VoIP and other high-bandwidth multiservice access applications, high-performance analog applications such as optical networking and broadcast-video transmission, and wireless infrastructure solutions for base station processing. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to inventories, stock-based compensation, revenue recognition, income taxes, business combinations, goodwill and other long-lived assets and impairment of goodwill and other long-lived assets. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected.

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

We recognize revenue on sales to distributors based on the rights granted to these distributors in our distribution agreements. We have certain distributors who have been granted return rights and receive credits for changes in selling prices to end customers, the magnitude of which is not known at the time products are shipped to the distributor. The return rights granted to these distributors consist of limited stock rotation rights, which allow them to rotate up to 10% of the products in their inventory twice a year, as well as certain product return rights if the applicable distribution agreement is terminated. These distributors also receive price concessions because they resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from the distributor’s invoice price, we credit back to the distributor a portion of the distributor’s original purchase price after the resale transaction is complete. Thus, a portion of the “Deferred income on sales to distributors” balance will be credited back to the distributor in the future. Under these agreements, we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed and the distributor’s right to return the products expires. At the time of shipment to these distributors: (i) we record a trade receivable at the invoiced selling price because there is a legally enforceable obligation from the distributor to pay us currently for product delivered; (ii) we relieve inventory for the carrying value of products shipped because legal title has passed to the distributor; and (iii) we record deferred revenue and deferred cost of inventory under the “Deferred income on sales to distributors” caption in the liability section of our consolidated balance sheets. We evaluate the deferred cost of inventory component of this account for possible impairment by considering potential obsolescence of products that might be returned to us and by considering the potential of resale prices of these products being below our cost. By reviewing deferred inventory costs in the manner discussed above, we ensure that any portion of deferred inventory costs that are not recoverable from future contractual revenue are charged to cost of sales as an expense. “Deferred income on sales to distributors” effectively represents the gross margin on sales to distributors; however, the amount of gross margin we recognize in future periods is typically less than the originally recorded deferred income as a result of negotiated price concessions. In recent years, such concessions have exceeded 30% of list price on average. For detail of this account balance, see Note 3 to our consolidated financial statements.

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

Revenue from the sale and license of intellectual property is recognized when the above-mentioned four revenue recognition criteria are met. Development revenue is recognized when services are performed and customer acceptance has been received and was not significant for any of the periods presented.

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

Business Combinations — The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. We adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Long-Lived Assets — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets include the acquired intangible assets of developed technology, trademarks and trade names, customer relationships and in-process research and development, or IPR&D. We currently amortize our acquired intangible assets with definite lives over periods ranging from one to twelve years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be reclassified to developed technology and amortized over their estimated useful lives.

Impairment of Goodwill and Other Long-Lived Assets — We evaluate goodwill for impairment on an annual basis as of the end of the tenth month of each fiscal year or more frequently if we believe indicators of impairment exist.

We conduct a two step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. We have four reporting units: wireless, VoIP, high-performance analog (HPA) and WAN. We determine the fair value of the reporting unit using the income approach (Level 2 and Level 3 inputs) and market approach (Level 2 inputs) to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

The goodwill is allocated to the wireless reporting unit. For purposes of step one analyses for our 2012 annual goodwill impairment test, the fair value of the wireless reporting unit was determined based on the weighted fair value using market and income approach. Determining the fair value of our reporting units is judgmental in nature and requires the use of significant estimates and assumptions. The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The result of the impairment analysis showed that the estimated fair value of the wireless reporting unit exceeded its carrying value by approximately 17%. We continue to monitor the impact of recent market and economic events to determine if impairment indicators exist. Should a triggering event occur in 2013, we will perform an interim impairment test.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. We determine the fair value using the income approach (Level 2 and Level 3 inputs). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for the impairment of other long-lived assets.

We continually monitor events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. An indication of impairment exists when the asset carrying value exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When indicators of impairment exist for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 13 to our consolidated financial statements for a discussion of the impairment of certain long-lived assets.

Recent Accounting Pronouncements

In September 2011, the FASB issued accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We early adopted and retrospectively applied the provisions of this guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We adopted these provisions during the second quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued accounting guidance intended to simplify the test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Results of Operations

Net Revenue

The following table summarizes net revenue by product line for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Communications convergence processing	$58,892	42%	$71,652	44%	$(12,760)	-17.8%
High-performance analog	64,667	46%	59,240	36%	5,427	9.2%
WAN communications	16,856	12%	28,697	18%	(11,841)	-41.3%

Total net product revenue	140,415	100%	159,589	98%	(19,174)	-12.0%
Intellectual property	591	0%	2,500	2%	(1,909)	-76.4%

Net revenue	$141,006	100%	$162,089	100%	$(21,083)	-13.0%

The decrease in our net revenue for fiscal 2012 compared to fiscal 2011 was due to lower sales volumes for our communications convergence processing products, WAN communications products and intellectual property revenue. These decreases were partially offset by an increase in demand for our high-performance analog products. Net revenue from our communications convergence processing products decreased in fiscal 2012 when compared to fiscal 2011 due to a decrease in net revenue from a slowdown in carrier capital expenditures in 3G equipment, which resulted in fewer shipments of wireless media gateways used in terminating calls between the public telephone switched networks (PTSN) and mobile networks. This decrease was partially offset by an increase in shipments of products for small cell base stations of $9.9 million resulting from our acquisition of picoChip, which closed on February 6, 2012. Net revenue from high-performance analog products increased in fiscal 2012 when compared to fiscal 2011 due to increased demand for optical physical media devices, as well as an increase in demand for crosspoint switches. Net revenue from WAN communications products decreased in fiscal 2012 compared to fiscal 2011 due to a slowdown in demand at several large customers, particularly in legacy ATM-based systems. WAN communications products represent a legacy business for us, as we have shifted almost all of our research and development investment into our growth businesses of CPE, wireless and high-performance analog products. Net revenue from intellectual property licensing and sales decreased in fiscal 2012 compared to fiscal 2011 due to the timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

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

Gross Margin

Gross margin represents net revenue less cost of goods sold. As a fabless semiconductor company, we use third parties, including Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), Amkor Technology, Inc., Unisem, Inc., Jazz Semiconductor, Inc and Advanced Semiconductor Engineering, Inc. (ASE), for wafer fabrication and assembly and test services. Cost of goods sold primarily consisted of: purchased finished wafers; assembly and test services; royalty and other intellectual property costs; labor and overhead costs associated with product procurement; asset impairments; amortization of the cost of mask sets purchased; and sustaining engineering expenses pertaining to products sold.

The following table presents gross margin for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Gross margin	$78,509	56%	$101,797	63%	$(23,288)	-22.9%

Our gross margin for fiscal 2012 decreased from fiscal 2011 due to a $19.2 million, or 12%, decrease in product revenue, and a $1.9 million decrease in intellectual property revenue. The decrease in gross margin was also due to $3.4 million of asset impairments recorded in cost of goods sold, which related to the impairment of an intellectual property license and a photomask during the third quarter of fiscal 2012, as described in Note 13 of our consolidated financial statements, and $1.4 million from the write-up to fair value of acquired inventory and amortization of acquired intangible assets related to the picoChip acquisition. The decrease in our gross margin as a percent of net revenue for fiscal 2012 compared to fiscal 2011 was driven primarily by a change in product mix, as well as a decrease in intellectual property revenue, which had little associated cost, and the asset impairments.

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

The following table presents details of R&D expense for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$40,043		$35,992		$4,051	11.3%
Stock-based compensation	3,727		1,783		1,944	109.0%
Design and development costs	12,418		12,299		119	1.0%
Facilities	6,688		5,605		1,083	19.3%
Depreciation	2,963		2,015		948	47.0%
Other	2,107		1,480		627	42.4%

Research and development	$67,946	48%	$59,174	37%	$8,772	14.8%

The increase in R&D expenses for fiscal 2012 compared to fiscal 2011 was primarily due to an increase in personnel-related costs and stock-based compensation expense. The increase in personnel-related costs was primarily due to bonus expense and the additional R&D employees and related personnel costs associated with the acquisition of picoChip. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in fiscal 2012. R&D expense also increased due to increased facilities and depreciation expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip.

The following table presents details of R&D expense for fiscal 2011 compared to fiscal 2010:

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

The increase in R&D expenses for fiscal 2011 compared to fiscal 2010 was primarily driven by increased investment in our next generation products in both the wireless and enterprise markets that resulted in an increase in design and development costs, including engineering tools, contracted engineering services and depreciation on engineering equipment; and an increase in personnel costs, including stock-based compensation, as a result of increased headcount.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of SG&A expense for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$21,407		$25,635		$(4,228)	-16.5%
Stock-based compensation	7,930		4,046		3,884	96.0%
Professional fees and outside services	3,518		4,207		(689)	-16.4%
Facilities	2,818		3,285		(467)	-14.2%
Depreciation	616		671		(55)	-8.2%
Integration costs	2,219		—		2,219	100.0%
Other	4,809		4,274		535	12.5%

Selling, general and administrative	$43,317	31%	$42,118	26%	$1,199	2.8%

The increase in our SG&A expenses in fiscal 2012 compared to fiscal 2011 was primarily due to increases in stock-based compensation expense and integration costs, which were partially offset by a decrease in personnel-related costs. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in fiscal 2012. The increase to integration costs was due to costs incurred to transition picoChip to be our wholly owned subsidiary. The decrease in personnel-related costs was primarily due to the restructuring plans implemented during the fourth quarter of fiscal 2011 and second and fourth quarters of fiscal 2012.

The following table presents details of SG&A expense for fiscal 2011 compared to fiscal 2010:

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

The increase in our SG&A expenses in fiscal 2011 compared to fiscal 2010 was primarily driven by an increase in stock-based compensation expense and other expenses, including primarily business taxes and our provision for bad debt. These increases were partially offset by a decrease in personnel-related costs resulting from headcount reductions associated with our fourth quarter of fiscal 2011 restructuring plan, as well as a decrease in our accrual for management’s bonus.

Special Charges

Special charges consisted of the following:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Asset impairments	$—	$—	$828
Restructuring charges	2,054	1,032	1,856

Total special charges	$2,054	$1,032	$2,684

Asset Impairments

During fiscal 2010, we recorded asset impairment charges of $828,000. These impairment charges consisted of property and equipment that we determined to abandon or scrap.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan — In the fourth quarter of fiscal 2012, we committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in our R&D and SG&A functions. The restructuring plan is expected to be substantially completed during the second quarter of fiscal 2013. We made the decision to implement the restructuring in furtherance of our efforts to reduce operating expenses and cash consumption. Approximately $766,000 in charges were incurred in the fourth quarter of fiscal 2012 related to severance costs for affected employees.

Activity and liability balances related to our fourth quarter of fiscal 2012 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$766
Cash payments	(403)
Non-cash charge	19

Restructuring balance, September 28, 2012	$382

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the second quarter of fiscal 2013.

Second Quarter of Fiscal 2012 Restructuring Plan — In the second quarter of fiscal 2012, we committed to the implementation of a restructuring plan to realize synergies in connection with our acquisition of picoChip, which closed on February 6, 2012. The plan consisted primarily of a targeted headcount reduction in connection with our acquisition of picoChip. The restructuring plan was substantially completed during the third quarter of fiscal 2012. Approximately $1.2 million in charges were incurred in fiscal 2012 related to severance costs for affected employees.

Activity and liability balances related to our second quarter of fiscal 2012 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,190
Cash payments	(1,175)
Non-cash adjustment	(15)

Restructuring balance, September 28, 2012	$—

During the fourth quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

Fourth Quarter of Fiscal 2011 Restructuring Plan — In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the SG&A functions and WAN business unit. We incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. An additional $138,000 of charges were incurred related to severance costs for the affected employees during the third quarter of fiscal 2012.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Charges to costs and expenses	138
Cash payments	(995)

Restructuring balance, September 28, 2012	$45

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the third quarter of fiscal 2013.

Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in our WAN business unit and SG&A functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred during the fourth quarter of fiscal 2010, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

Activity and liability balances related to our fourth quarter of fiscal 2010 restructuring plan through September 28, 2012 were as follows:

	Workforce Reductions	Facility and Other	Total
	(in thousands)
Charges to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-downs	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

Charges to costs and expenses	(618)	—	(618)
Cash payments	(41)	—	(41)

Restructuring balance, September 30, 2011	$42	$—	$42

Charges to costs and expenses	(40)	—	(40)
Non-cash adjustment	(2)	—	(2)

Restructuring balance, September 28, 2012	$—	$—	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

Interest Expense

Interest expense primarily consisted of interest on our 6.50% convertible senior notes in periods prior to the second quarter of fiscal 2012. For periods subsequent to the second quarter of fiscal 2012, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes.

The following table presents interest expense for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$3,148	2%	$1,595	1%	$1,553	97.4%

The increase in our interest expense in fiscal 2012 compared to fiscal 2011was due to our new 6.75% convertible senior notes and loan and security agreement. In June 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017. Interest on the 6.75% convertible notes is paid semi-annually in arrears at a rate of 6.75% per year on the principal amount. In February 2012, we entered into a term loan facility of $15.0 million and a revolving credit facility of up to $20.0 million pursuant to a loan and security agreement dated February 6, 2012, as amended on June 12, 2012. See Note 7 to our consolidated financial statements for additional information on the interest terms.

The following table presents interest expense for fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$1,595	1%	$1,817	1%	$(222)	-12.2%

The decline in our interest expense charge in fiscal 2012 compared to fiscal 2011 corresponded to the decrease in our overall debt balance during that period. In November 2009, we repaid the remaining $10.5 million due under our 3.75% convertible senior notes, thereby decreasing our interest expense related to these notes for the remainder of fiscal 2010. As a result of adopting ASC 470-20 on October 3, 2009, we have separately accounted for the liability and equity components of our convertible senior notes, retrospectively, which resulted in recognizing interest expense based on the entity’s borrowing rate at the time of issuance for similar unsecured senior debt without an equity conversion feature. See Note 7 to our consolidated financial statements for additional information on the adoption of ASC 470-20.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, interest income, foreign exchange gains and losses and other non-operating gains and losses.

The following table presents other income, net, for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$9,341	7%	$1,608	1%	$7,733	480.9%

The increase in other income, net, in fiscal 2012 compared to fiscal 2011 reflected a gain of $8.2 million related to the revaluation of our contingent consideration and an increase of $122,000 in net foreign exchange gains. The increase to other income, net, was partially offset by a $691,000 decrease in reimbursable foreign research and development credits.

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

Provision for Income Taxes

The following tables present provision for income taxes for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010:

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$359	0%	$241	0%	$118	49.0%

	Year Ended
	September 30, 2011	% of Net Revenue	October 1, 2010	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$241	0%	$406	0%	$(165)	-40.6%

Our provision for income taxes for fiscal 2012 and 2011 principally consisted of income taxes incurred by our foreign subsidiaries. Our provision for income taxes for fiscal 2010 principally consisted of income tax due on operating income generated in the U.S. A substantial portion of this operating income was offset by previously generated net operating losses, thereby reducing the effective tax rate on U.S. earnings.

As of September 28, 2012, we had a valuation allowance of $257.9 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we continue to believe that it is unlikely that we will realize these deferred tax assets through the reduction of future income tax payments. We have considered both positive and negative evidence in reaching this determination and placed considerable weight upon the cumulative losses over the past three year period. As of September 28, 2012, we had U.S. federal net operating loss carryforwards of approximately $649.5 million, including the net operating loss carryforwards we retained in the distribution. We can provide no assurances that we will be able to retain or fully utilize such net operating loss carryforwards, or that such net operating loss carryforwards will not be significantly limited in the future.

Liquidity and Capital Resources

Our principal source of liquidity is our existing cash and cash equivalent balance.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses, increase our gross margin and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to increase current revenue levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve profitability.

On February 6, 2012, we completed the acquisition of picoChip. We paid net cash of approximately $20.1 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. We have also become obligated to make an additional earnout payment, which was contingent on the achievement of a milestone relating to certain product developments. As of September 28, 2012, the estimated amount payable on this earnout was $1.9 million. Earnout payments will be paid in the first quarter of calendar 2013, and we may make earnout payments in the form of cash, stock or any combination thereof.

We believe that our existing cash balances, cash expected to be generated from operations and our revolving credit facility, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months. We have $375,000 of principal payments due in March 2013 and in June 2013 on our term loan with SVB and $15.0 million of principal payments due in August 2013 on our 6.50% convertible notes. We have no other principal payments on debt obligations for the next 12 months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following tables present details of our working capital and cash and cash equivalents:

	Year Ended
	September 28, 2012	September 30, 2011	Change
			$	%
	(in thousands, except percentages)
Working capital	$28,775	$50,346	$(21,571)	-42.8%

Cash and cash equivalents	$49,098	$45,227	$3,871	8.6%

	Year Ended
	September 30, 2011	October 1, 2010	Change
			$	%
	(in thousands, except percentages)
Working capital	$50,346	$53,762	$(3,416)	-6.4%

Cash and cash equivalents	$45,227	$43,685	$1,542	3.5%

Cash and cash equivalents increased as a result of cash provided by financing activities, which was mostly offset by cash used in operating activities and cash used in investing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Year Ended
	September 28,	September 30,	October 1,
	2012	2011	2010
	(in thousands)
Net cash (used in)/provided by:
Net (loss)/income	$(32,751)	$(755)	$21,070
Non-cash operating expenses, net	19,274	16,486	14,667
Changes in assets and liabilities:
Receivables	217	12,263	(17,986)
Inventories	4,407	(5,179)	(800)
Other assets, net	(4,141)	1,600	(538)
Accounts payable	194	(3,533)	1,430
Deferred income on sales to distributors	(950)	147	2,595
Accrued restructuring charges	(2,573)	(809)	(1,283)
Accrued compensation and benefits	(4,060)	(2,082)	3,596
Accrued expenses and other current liabilities	(1,888)	(346)	1,489
Other liabilities, net	5,513	377	(406)

Net cash (used in)/provided by operating activities	(16,758)	18,169	23,834
Net cash used in investing activities	(37,763)	(18,548)	(8,027)
Net cash provided by financing activities	58,401	2,017	6,960
Effect of foreign currency exchange rates on cash	(9)	(96)	27

Net increase in cash and cash equivalents	$3,871	$1,542	$22,794

Operating Activities

Operating activities used cash for fiscal 2012 due to our net loss and net cash used in changes in operating assets and liabilities, partially offset by net non-cash adjustments. Significant non-cash adjustments included stock-based compensation expense, the revaluation of contingent consideration, depreciation and amortization of property, plant and equipment, amortization of intangible assets and asset impairments. Cash outflows related to a decrease in accrued restructuring charges due to payments made on the restructuring plans implemented in the second and fourth quarters of fiscal 2012 and fourth quarter of fiscal 2011 and a decrease in accrued compensation and benefits due to the payment of bonuses under our fiscal 2011 cash bonus plan in the first quarter of fiscal 2012. These cash outflows were partially offset by a decrease in our inventory balance due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns.

Operating activities provided cash for fiscal 2011 due to net non-cash adjustments and net cash provided by changes in operating assets and liabilities, which were partially offset by our net loss. Significant non-cash adjustments included stock-based compensation expense, depreciation and amortization of property, plant and equipment and amortization of intangible assets. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included a significant decrease in receivables due to the timing of product shipments and cash receipts. Our net days sales outstanding decreased from 41 days in the fourth quarter of fiscal 2010 to 30 days in the fourth quarter of fiscal 2011. This cash inflow was partially offset by outflows resulting from an increase in inventories resulting from an acceleration of our ordering of certain raw materials in an effort to ensure supply on these items in light of the impact that the Japan natural disasters could have had on production, a decrease in accrued compensation and benefits mainly due to the fiscal 2010 management bonus that was paid in early fiscal 2011 and a decrease in accounts payable due to reduced levels of inventory purchases and the timing of vendor payments.

Operating activities provided cash for fiscal 2010 due to net income and net non-cash adjustments, offset by net cash used by changes in operating assets and liabilities. Significant non-cash adjustments included depreciation and amortization, stock-based compensation, restructuring charges, inventory provisions and amortization of licensed and purchased intangibles. The changes in operating assets and liabilities that had a significant impact on cash provided by operating activities included an increase in accounts receivable, which was partially offset due to various factors, including an increase in sales volume in fiscal 2010 compared to fiscal 2009, the timing of sales and the timing of collections. Our net days sales outstanding increased from 20 days in the fourth quarter of fiscal 2009 to 41 days in the fourth quarter of fiscal 2010. In addition, restructuring related payments made during fiscal 2010 were significantly lower than payments made in fiscal 2009. Partially offsetting the increase in accounts receivable and decrease in restructuring related payments was an increase in accrued expenses and other current liabilities, due to our fiscal 2010 management bonus accrual, as well as the timing of vendor payments. In addition, deferred income on shipments to distributors increased due to an increase in inventory being held by our distributors.

Investing Activities

Investing activities used cash for fiscal 2012 due to payments under license agreements of $13.0 million, the purchase of property, plant and equipment of $4.6 million and the acquisition of picoChip of $20.1 million.

Investing activities used cash for fiscal 2011 due to the purchase of property, plant and equipment of $8.0 million and payments under licensed and purchased intangibles of $10.4 million.

Investing activities used cash for fiscal 2010 due to the purchase of property, plant and equipment of $6.2 million and payments under licensed and purchased intangibles of $1.8 million.

Financing Activities

Financing activities provided cash for fiscal 2012 due to the $30.6 million received upon issuance of convertible notes due 2017, $31.8 million in borrowings under our line of credit and term loan and $2.1 million in proceeds from equity compensation programs. These cash inflows were partially offset by $1.2 million in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock, $1.0 million in deferred financing costs and $3.3 million in payments made on our line of credit.

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

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017 for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 7.5% for fiscal 2012. The interest expense for the $32.0 million convertible debt for fiscal 2012 was $697,000.

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments. As of September 28, 2012, no events of default have occurred.

For financial accounting purposes, the requirements for us to make additional interest payments in the event of early redemption by us and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. As of September 28, 2012, the fair value of these embedded derivatives has been estimated and is not significant. Our contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of September 28, 2012, the fair value of this contingent obligation has been estimated at $182,000 and is recorded in other liabilities.

We incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At September 28, 2012, debt issuance costs of $463,000, net of accumulated amortization, was included in other assets.

Loan and Security Agreement

As discussed above, in February 2012, we completed the acquisition of picoChip and its wholly owned subsidiaries and paid approximately $26.7 million (less certain deductions) and issued an aggregate of 5.2 million shares of our authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The cash payment of the initial purchase price of picoChip was financed, in part, with bank debt, which was obtained pursuant to a loan and security agreement dated as of February 6, 2012 between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. Borrowings under the loan and security agreement were also used to pay costs and expenses related to the acquisition and the closing of the loan and security agreement, and may be used for working capital and other general corporate purposes.

The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At September 28, 2012, we had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $14.5 million. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of September 28, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $766,000 for fiscal 2012.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% — 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement requires us to meet certain requirements relating to a liquidity ratio and minimum cash and cash equivalent levels. If we fail to maintain the liquidity ratio and cash and cash equivalent levels within certain targets, we will be required to maintain covenants relating to adjusted EBITDA and a fixed charge coverage ratio. As of September 28, 2012, we have maintained the required liquidity ratio and cash and cash equivalent levels.

We incurred approximately $542,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At September 28, 2012, debt issuance costs of approximately $448,000, net of accumulated amortization, was included in other assets.

6.50% Convertible Senior Notes due 2013

On July 30, 2008, we entered into separate exchange agreements with certain holders of our previously outstanding 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013. The exchange offer closed on August 1, 2008. We paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.

We issued our 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between us and Wells Fargo Bank, N.A., as trustee.

The 6.50% convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal amount of the notes. At September 28, 2012, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an embedded derivative. At September 28, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture: (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency); and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder. As of September 28, 2012, no events of default have occurred.

Our adoption of ASC 470-20 changed the accounting for these 6.50% convertible senior notes and the related deferred financing costs. Prior to the issuance of this accounting standard, we reported the notes at their principal amount of $15.0 million in long-term debt and capitalized debt issuance costs amounting to approximately $900,000. Upon adoption of ASC 470-20, we adjusted the accounting for the 6.50% convertible senior notes and the deferred financing costs for all prior periods since initial issuance of the debt in August 2008. We recorded a discount on the 6.50% convertible senior notes in the amount of $2.0 million as of the date of issuance, which will be amortized over the five year period from August 2008 through August 2013. See Note 7 to our consolidated financial statements for further information on this adoption.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of September 28, 2012:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in thousands)
Debt	75,510	15,750	6,000	53,760	—
Interest expense on debt	14,387	3,124	6,060	5,203	—
Future commitment fees	131	30	60	41	—
Operating leases	22,937	3,501	7,840	5,378	6,218
Purchase obligations	13,103	9,769	3,334	—	—
Employee severance	427	427	—	—	—
Capital leases	389	321	68	—	—
Total	$126,884	$32,922	$23,362	$64,382	$6,218

Debt consists of: 1) our $15.0 million of convertible senior notes, 2) our $32.0 million of convertible senior notes, 3) our term loan facility of $15.0 million and 4) $13.5 million outstanding on our revolving credit facility. The timing of the principal payments with respect to the convertible notes is based on the assumption that no early conversion occurs. Timing of the principal payments with respect to the term loan facility is based off of scheduled principal payments. Timing of the payments with respect to the revolving credit facility is based off of the maturity date of the credit facility, which is February 6, 2017.

Interest expense on debt include interest payments on our $15.0 million of convertible senior notes, $32.0 million convertible senior notes, our term loan facility of $15.0 million and the $8.0 million long-term portion of revolving credit facility. The interest rate on the convertible senior notes is calculated at the contractual interest rate and interest on the term loan facility and revolving credit facility is calculated at the current 4.25% interest rate. Interest obligations on all debt are based on scheduled interest payments.

Future commitment fees are estimated based on the amount of unused credit and the short-term portion of the revolving credit facility at September 28, 2012 and assumes no extension of terms beyond the current maturity date of our revolving credit facility which is February 6, 2017.

On April 10, 2012, we entered into a third lease amendment with our landlord with respect to our headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. We may, at our option, extend the term an additional four years at fair market rent. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. We estimate our minimum future obligation under the lease at approximately $17.2 million over the remaining lease term.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2019 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent through fiscal 2015. We have not included open purchase orders for inventory or other expenses issued in the normal course of business in the purchase obligations shown above.

Capital leases consist of equipment purchased under capital lease with payments due through December 2014.

In addition to the obligations included in the table above, we have a $1.1 million liability related to post-retirement benefits for employees at four of our international locations. We also have a $.5 million liability recorded for uncertain tax positions in accordance with FIN 48. The timing of the related payments of these liabilities is not known.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of September 28, 2012, the carrying value of our cash and cash equivalents approximated fair value.

At September 28, 2012, our debt consisted of a revolving credit facility, a term loan facility and short-term and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.50% and 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 28, 2012, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 28, 2012, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 28, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$49,098	$45,227
Receivables, net of allowance for doubtful accounts of $356 at September 28, 2012 and $376 at September 30, 2011	14,527	13,393
Inventories	10,482	14,216
Prepaid expenses and other current assets	10,497	3,067

Total current assets	84,604	75,903
Property, plant and equipment, net	16,031	15,369
Intangible assets, net	35,351	17,357
Goodwill	57,110	—
Other assets	4,000	1,982

Total assets	$197,096	$110,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,262	$5,532
Accrued compensation and benefits	6,401	7,292
Deferred income on sales to distributors	4,396	5,346
Deferred revenue	2,338	653
Line of credit — short-term	5,511	—
Short-term debt	15,384	—
Contingent consideration	1,876	—
Other current liabilities	10,661	6,734

Total current liabilities	55,829	25,557
Line of credit — long-term	8,000	—
Long-term debt	44,765	14,216
Other liabilities	6,767	1,426

Total liabilities	115,361	41,199

Commitments, contingencies and guarantees (Notes 8, 9 and 10)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 41,551 (September 28, 2012) and 34,515 (September 30, 2011) issued and outstanding shares	416	345
Additional paid-in capital	371,949	326,863
Accumulated deficit	(290,507)	(257,756)
Accumulated other comprehensive loss	(123)	(40)

Total stockholders’ equity	81,735	69,412

Total liabilities and stockholders’ equity	$197,096	$110,611

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 28, 2012	September 30, 2011	October 1, 2010
Net revenue:
Products	$140,415	$159,589	$165,379
Intellectual property	591	2,500	12,800

Total net revenue	141,006	162,089	178,179
Cost of goods sold	62,497	60,292	59,840

Gross margin	78,509	101,797	118,339

Operating expenses:
Research and development	67,946	59,174	51,367
Selling, general and administrative	43,317	42,118	41,419
Acquisition-related costs	3,777	—	—
Special charges	2,054	1,032	2,684

Total operating expenses	117,094	102,324	95,470

Operating (loss)/income	(38,585)	(527)	22,869
Interest expense	(3,148)	(1,595)	(1,817)
Other income, net	9,341	1,608	424

(Loss)/income before income taxes	(32,392)	(514)	21,476
Provision for income taxes	359	241	406

Net (loss)/income	$(32,751)	$(755)	$21,070

Net (loss)/income per share:
Basic	$(0.89)	$(0.02)	$0.70
Diluted	$(0.89)	$(0.02)	$0.65
Weighted-average number of shares used in per share computation:
Basic	36,787	32,279	30,260
Diluted	36,787	32,279	34,579

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in thousands)

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Net (loss)/income	$(32,751)	$(755)	$21,070
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(83)	113	(493)

Comprehensive (loss)/income	$(32,834)	$(642)	$20,577

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 28, 2012	September 30, 2011	October 1, 2010
Cash Flows From Operating Activities
Net (loss)/income	$(32,751)	$(755)	$21,070
Adjustments required to reconcile net (loss)/ income to net cash (used in)/provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,345	5,423	4,796
Amortization of intangible assets	3,419	2,303	1,497
Asset impairments	3,399	132	828
Revaluation of contingent consideration	(8,162)	—	—
Restructuring charges	2,054	1,032	1,856
Stock-based compensation	10,505	5,919	4,239
Provision for bad debt	48	187	45
Inventory provision	1,266	1,168	1,497
Deferred income tax	(196)	44	(847)
Amortization of debt discount and issuance costs	625	245	698
Other non-cash items, net	(29)	33	58
Changes in assets and liabilities, net of acquisitions:
Receivables	217	12,263	(17,986)
Inventories	4,407	(5,179)	(800)
Other assets, net	(4,141)	1,600	(538)
Accounts payable	194	(3,533)	1,430
Deferred income on sales to distributors	(950)	147	2,595
Accrued restructuring charges	(2,573)	(809)	(1,283)
Accrued compensation and benefits	(4,060)	(2,082)	3,596
Accrued expenses and other current liabilities	(1,888)	(346)	1,489
Other liabilities, net	5,513	377	(406)

Net cash (used in)/provided by operating activities	(16,758)	18,169	23,834

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,637)	(8,008)	(6,179)
Payments under license agreements	(13,030)	(10,440)	(1,848)
Net cash paid for acquired companies	(20,096)	(100)	—

Net cash used in investing activities	(37,763)	(18,548)	(8,027)

Cash Flows From Financing Activities
Gross proceeds from sale of equity	—	—	18,300
Offering costs from sale of equity	—	—	(1,307)
Maturity and payment of convertible debt	—	—	(10,500)
Payments made on capital lease obligations	(497)	(482)	(470)
Borrowings under term loan	15,000	—	—
Borrowings under line of credit	16,808	—	7,000
Borrowings under convertible debt	30,560		—
Payments made on line of credit	(3,297)	—	(7,000)
Financing costs	(1,034)	—	—
Repurchase of restricted stock for income tax withholding	(1,213)	(415)	(627)
Proceeds from equity compensation programs	2,074	2,914	1,564

Net cash provided by financing activities	58,401	2,017	6,960

Effect of foreign currency exchange rates on cash	(9)	(96)	27

Net increase in cash and cash equivalents	3,871	1,542	22,794
Cash and cash equivalents at beginning of period	45,227	43,685	20,891

Cash and cash equivalents at end of period	$49,098	$45,227	$43,685

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Gain	Total Shareholders’ Equity

	Shares	Amount
Balance at October 2, 2009	28,756	$288	$296,333	$(278,071)	$340	$18,890
Net loss	—	—	—	21,070	—	21,070
Currency translation adjustments	—	—	—	—	(493)	(493)
Sale of equity, net of offering costs	2,524	25	16,968	—	—	16,993
Issuance of common stock from the exercise of stock options	1,024	10	1,554	—	—	1,564
Common stock repurchased and retired	(84)	(1)	(626)	—	—	(627)
Compensation expense related to employee stock plans	—	—	4,239	—	—	4,239

Balance at October 1, 2010	32,220	322	318,468	(257,001)	(153)	61,636
Net income	—	—	—	(755)	—	(755)
Currency translation adjustments	—	—	—	—	113	113
Issuance of common stock from the exercise of stock options	2,356	23	2,891	—	—	2,914
Common stock repurchased and retired	(61)	—	(415)	—	—	(415)
Compensation expense related to employee stock plans	—	—	5,919	—	—	5,919

Balance at September 30, 2011	34,515	345	326,863	(257,756)	(40)	69,412
Net loss	—	—	—	(32,751)	—	(32,751)
Currency translation adjustments	—	—	—	—	(83)	(83)
Issuance of common stock for business acquisition	5,191	52	33,739			33,791
Issuance of common stock related to employee stock plans	2,095	21	2,053	—	—	2,074
Common stock repurchased and retired	(250)	(2)	(1,211)	—	—	(1,213)
Compensation expense related to employee stock plans	—	—	10,505	—	—	10,505

Balance at September 28, 2012	41,551	$416	$371,949	$(290,507)	$(123)	$81,735

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile). On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100.0 million. Mindspeed issued to Conexant a warrant to purchase approximately 6.3 million shares of Mindspeed common stock at a price of $16.25 per share, as adjusted, exercisable for a period beginning one year and ending ten years after the Distribution. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

2.    Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation.

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2012 comprised 52 weeks and ended on September 28, 2012. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011. Fiscal year 2010 comprised 52 weeks and ended on October 1, 2010.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Among the significant estimates affecting the Company’s consolidated financial statements are those relating to revenue recognition, inventories, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, impairment of long-lived assets, stock-based compensation and income taxes. Management regularly evaluates its estimates and assumptions based upon historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, the Company’s future results of operations may be affected.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents represent their fair values.

Inventories — Inventories are stated at the lower of cost or market. Cost is computed using the average cost method on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis); market is based upon estimated net realizable value. The valuation of inventories at the lower of cost or market

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

Property, Plant and Equipment — Property, plant and equipment is stated at historical cost. Included in machinery and equipment in Note 3 are photomasks, furniture and computer software. Depreciation is based on estimated useful lives (principally ten years for furniture and fixtures; three to five years for machinery and equipment and photomasks; three years for computer software; and the shorter of the remaining terms of the leases or the estimated economic useful lives for leasehold improvements). Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

License Agreements — License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from three to five years beginning upon the first shipment.

Business Combinations — The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Other Long-Lived Assets — Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Other long-lived assets include the acquired intangible assets of developed technology, trademarks and trade names, customer relationships and in-process research and development, or IPR&D. The Company currently amortizes its acquired intangible assets with definite lives over periods ranging from one to twelve years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets will be reclassified to developed technology and amortized over their estimated useful lives.

Impairment of Goodwill and Other Long-Lived Assets — The Company evaluates goodwill for impairment on an annual basis as of the end of the tenth month of each fiscal year or more frequently if it believes indicators of impairment exist.

The Company conducts a two step goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. The Company has four reporting units: wireless, VoIP, high-performance analog (HPA) and WAN. All of the Company’s recorded goodwill is in its wireless reporting unit. The Company determines the fair value of its wireless reporting unit using the income approach and market approach to valuation, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. The Company determines the fair value using the income approach (Level 2 and Level 3 inputs). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with the Company’s policy for the impairment of other long-lived assets.

The Company continually monitors events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. An indication of impairment exists when the asset carrying value exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When indicators of impairment exist for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 13 for a discussion of the impairment of certain long-lived assets.

Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of some of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For two of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Property, plant and equipment, payroll expenses and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings. The amounts were not significant for any of the periods presented.

Research and Development — Research and development costs are expensed as incurred.

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

Business Segments — The Company operates a single business segment which designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile). The Company’s Chief Executive Officer is considered to be its chief operating decision maker.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements — The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or ASC 820, in measuring the fair value of financial assets and financial liabilities and for non-financial assets and non-financial liabilities that the Company recognizes or discloses at fair value on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 6 for more information.

Other Income, Net — Other income, net, consists of changes in fair value of contingent consideration, interest income, income from reimbursable foreign research and development incentives, foreign exchange gains and losses and other non-operating gains and losses.

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

Per Share Information — Basic net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of shares outstanding. In computing diluted net (loss)/income per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities such as stock options, warrants, convertible senior notes, securities issuable pursuant to restricted and contingent stock agreements, shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of stock options, warrants, unvested restricted stock units and shares to be issued under the employee stock purchase plan is computed under the provision of ASC 718, Compensation – Stock Compensation, using the treasury stock method. Under ASC 718, the Company is also required to add back the after-tax amount to net income of interest recognized, as well as the weighted average common share equivalents associated with the conversion of its convertible senior notes for all periods in which the securities were included in the computation of diluted net (loss)/income per share.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards — In September 2011, the FASB issued accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. In September 2012, the Company early adopted and retrospectively applied the provisions of this guidance. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The Company adopted these provisions during the second quarter of fiscal 2012. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued accounting guidance intended to simplify the test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.    Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consisted of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Work-in-process	$3,957	$6,200
Finished goods	6,525	8,016

Inventories	$10,482	$14,216

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at fiscal year ends consisted of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Prepaid Expenses and Other Current Assets
Escrow receivable	$3,491	$—
Tenant allowance receivable	3,615	—
Prepaid insurance	519	477
Prepaid license fees	2,198	1,622
Other	674	968

Total prepaid and other current assets	$10,497	$3,067

Property, Plant and Equipment, Net

Property, plant and equipment, net, at fiscal year ends consisted of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Machinery and equipment	$84,534	$79,340
Leasehold improvements	5,535	4,963

	90,069	84,303
Accumulated depreciation and amortization	(74,038)	(68,934)

Property, plant and equipment, net	$16,031	$15,369

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed intangibles consisted mainly of licenses of intellectual property.

	September 28, 2012	September 30, 2011
	(in thousands)
Licensed intangibles	$28,145	$21,929
Accumulated amortization	(6,286)	(4,572)

Licensed intangibles, net	$21,859	$17,357

The weighted average remaining life of the Company’s licensed intangibles as of September 28, 2012 was 59 months.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of licensed intangible assets included in cost of goods sold was as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Cost of goods sold	$2,501	$2,303	$1,497

Estimated future amortization of existing licensed intangibles is as follows:

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Cost of goods sold	$4,324	$4,524	$4,166	$3,607	$3,607	$812

Acquired intangibles from business combinations consisted of the following:

	September 28, 2012
	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life
	(in thousands)			(in years)
Trade names and trademarks	$310	$(136)	$174	1.5
Developed technology	11,800	(643)	11,157	12
Customer relationships	1,500	(139)	1,361	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(918)	$13,492

There were no acquired intangibles from business combinations as of September 30, 2011.

Amortization of acquired intangibles from business combinations included in the costs of goods sold and operating expense categories was as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Cost of goods sold	$(643)	$—	$—
Selling, general and adminstrative	(275)	—	—

	$(918)	$—	$—

Estimated future amortization of existing acquired intangibles from business combinations, excluding IPR&D, is as follows:

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Cost of goods sold	$984	$983	$983	$983	$983	$6,241	$11,157
Selling, general and adminstrative	389	214	214	214	214	290	1,535

	$1,373	$1,197	$1,197	$1,197	$1,197	$6,531	$12,692

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The change in the carrying amount of goodwill in the wireless reporting unit from fiscal 2011 is as follows:

Goodwill
(in thousands)
Balance as of September 30, 2011	$—
Goodwill as a result of picoChip acquisition	57,110

Balance as of September 28, 2012	$57,110

During the Company’s July 2012 annual goodwill impairment assessment, the Company evaluated goodwill for impairment by comparing the carrying value of its wireless reporting unit to its estimated fair value. The Company primarily used the income approach (Level 2 and Level 3 inputs) and the market approach (Level 2 inputs) to complete the valuation, which included the discounted cash flow method and other generally accepted valuation methodologies to determine the fair value. Upon completion of the July 2012 annual impairment assessment, the Company determined there were no indicators of impairment. As of September 28, 2012, the Company did not believe any significant indicators of impairment existed for its goodwill that would require additional analysis.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors at fiscal year ends consisted of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Deferred revenue on shipments to distributors	$4,721	$5,798
Deferred cost of goods sold on shipments to distributors	(361)	(502)
Reserves	36	50

Deferred income on sales to distributors	$4,396	$5,346

Other Liabilities

Other liabilities at fiscal year ends consisted of the following:

	September 28, 2012	September 30, 2011
	(in thousands)
Current
Deferred rent	$53	$617
Capital lease obligations	321	459
Accrued royalties	379	429
Accrued license fees	860	1,446
Accrued income taxes	707	690
Restructuring	427	944
Accrued interest	913	163
Escrow payable	3,491	—
Accrued professional fees	837	470
Other	2,673	1,516

Total other current liabilities	$10,661	$6,734

Long-term
Deferred rent	5,044	—
Capital lease obligations	68	111
Licensed intangibles payable	699	305
Other	956	1,010

Total other liabilities	$6,767	$1,426

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Net (Loss)/Income per Share

The following table presents the computation of net (loss)/income per share:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands, except per share amounts)
Net (loss)/income per share — basic
Net (loss)/income	$(32,751)	$(755)	$21,070
Basic weighted average common shares outstanding	36,787	32,279	30,260

Net (loss)/income per share — basic	$(0.89)	$(0.02)	$0.70

Net (loss)/income per share — diluted
Net (loss)/income	$(32,751)	$(755)	$21,070
Add: Interest expense on convertible notes, net of tax	—	—	1,508

Net (loss)/income, adjusted	$(32,751)	$(755)	$22,578

Basic weighted average common shares outstanding	36,787	32,279	30,260
Effect of dilutive securities:
Convertible senior notes	—	—	3,165
Dilutive stock awards	—	—	1,154

Diluted weighted average common shares outstanding	36,787	32,279	34,579

Net (loss)/income per share — diluted	$(0.89)	$(0.02)	$0.65

Because the Company incurred a net loss in fiscal 2012 and 2011, the potential dilutive effect of the Company’s outstanding stock options, warrants, convertible senior notes, employee stock purchase plan rights and securities issuable pursuant to restricted and contingent stock agreements was not included in the computation of diluted loss per share because these securities were antidilutive. Total antidilutive shares were 21.8 million and 12.4 million for the fiscal years ending September 28, 2012 and September 30, 2011, respectively.

Stock options, warrants and securities issuable pursuant to restricted and contingent stock agreements to purchase approximately 11.7 million shares as of October 1, 2010 were outstanding, but not included in the computation of diluted earnings per share for the fiscal year ended October 1, 2010 because the effect would have been antidilutive.

Supplemental Cash Flow Information

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Interest paid	$1,618	$975	$1,206
Income taxes paid, net of refunds received	398	751	7
Non-cash investing and financing activities consisted of the following:
Purchase of property and equipment through capital leasing arrangements	$113	$—	$1,096
Contingent consideration payable in connection with business acquisition	10,038	—	—
Purchase of property and equipment on account	41	531	307
License of intellectual property on account	542	3,184	3,936
Issuance of equity in a business acquisition	33,791	—	—

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Customer A	26%	23%	15%
Customer B	21%	20%	15%
Customer C	7%	9%	10%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	September 28, 2012	September 30, 2011
Customer A	19%	4%
Customer B	13%	28%

4.    Business Combination

On February 6, 2012, the Company completed the acquisition of picoChip and its wholly owned subsidiaries (picoChip). picoChip is a supplier of integrated system-on-chip (SoC) solutions for small cell base stations. The acquisition expands the small cell base station product portfolio of the Company, which addresses the next generation mobile broadband communications infrastructure. Pursuant to the terms of the acquisition agreement, all of picoChip’s outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s common stock.

The acquisition-date fair value of the consideration transferred totaled $64.3 million, which consisted of the following:

Fair Value of Consideration Transferred
(in thousands)
Cash	$20,479
Common stock	33,791
Contingent consideration	10,038

Total	$64,308

The Company paid $26.7 million (less certain deductions) in cash and issued an aggregate of approximately 5.2 million shares of the Company’s authorized common stock, par value $0.01 per share, to the stockholders of picoChip. The issuance of the approximate 5.2 million shares was valued based on the Company’s closing common stock price on the acquisition’s closing date (Level 1 measurement).

The $26.7 million of cash consideration was reduced by $6.1 million of assumed liabilities, which primarily consisted of accrued employee bonuses, management transaction bonuses, direct costs of the acquisition incurred by picoChip that remained unpaid as of the acquisition’s closing date, an estimated closing net asset adjustment and other liabilities pursuant to the acquisition agreement. The reduction in cash consideration was partially offset by $383,000, which represented the amount of picoChip’s cash on hand immediately prior to the close of the acquisition. The cash consideration transferred upon the close of the acquisition was $20.5 million, of which, $14.3 million was deposited into an escrow account and a majority of the remaining $6.2 million was used to pay

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remainder of picoChip’s outstanding debt. Claims against the escrow account can be made until June 30, 2013, which is subject to extension if outstanding claims against the escrow remain unresolved at that date. Due to the nature of the escrow account, the cash portion of the consideration transferred has been determined only provisionally and is subject to change pending the outcome of potential escrow claims. Such changes and the finalization of the net asset adjustment, discussed further below, may result in a change to the aggregate purchase price and the amount allocated to goodwill.

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

The maximum earnout payments related to the revenue milestone is $13.0 million based on a 1.3x multiple of picoChip revenue generated in excess of $25.0 million between the close of the acquisition and December 31, 2012. Based on information available as of the acquisition date,Tte Company does not expect picoChip revenue would meet this minimum revenue amount in calendar year 2012. As such, no value was ascribed to this portion of the earnout. Post acquisition picoChip revenue was $9.9 million through September 28, 2012 and management continues to believe that the revenue milestone will not be met.

The remaining potential earnout payments consist of a business development earnout payment of $7.0 million and two product development earnout payments, which are each $2.5 million. At the acquisition date, the Company estimated that these earnout payments would be made based on then existing facts and circumstances. The estimated fair value of these earnouts was determined by applying a discount rate to reflect the risk of the underlying conditions not being satisfied such that no payment would be due. During the third quarter of fiscal 2012, the Company determined that the business development milestone would not be achieved due to unforeseen changes in the competitive landscape and therefore reduced the earnout’s fair value from $6.3 million to zero. Although one of the product development milestones has been achieved, the second product development milestone was not achieved within the required timeframe and therefore the product development earnouts’ fair value was reduced from a total of $4.5 million to $1.9 million. A total of $8.2 million from the revaluation of contingent consideration was recorded in fiscal 2012 to other income on the Company’s consolidated financial statements.

The Company has the right to offset its earnout payments, if any, with certain employee termination liabilities incurred subsequent to the close of the acquisition. The estimated employee termination liabilities have been discounted at a risk-free rate because the Company will not realize the benefit of these reductions to earnout payments until the earnout payments have been made. As of September 28, 2012, the offsetting employee termination expenses were estimated to be $624,000 and are not included in the quantitative information tables in Note 6.

The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The acquisition transaction was a stock purchase in which the income tax attributes of picoChip carryover to the Company. The estimated deferred income tax attributes of picoChip, after establishment of deferred income tax liabilities associated with the step-up of the fair values of the net assets acquired over their pre-acquisition tax basis, resulted in a net deferred income tax asset. Given picoChip’s history of reporting net losses, management concluded that realization of the net deferred income tax asset acquired is not more likely than not and therefore a valuation allowance was established to offset the entire net deferred income tax asset. As a result, deferred income taxes

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are not reflected in the table below. As discussed above, the cash portion of the purchase price has not been finalized. In particular, the acquisition agreement stipulates that the purchase price is to be reduced if the actual net assets as defined in the agreement are determined to be less than the estimated net assets. The Company and the picoChip selling shareholders’ representative have not reached agreement on the amount of the actual net assets as of the acquisition date. Any adjustment within the measurement period will be recorded retrospectively to the acquisition date and could be material. A reduction in the purchase price would result in a corresponding reduction in recorded goodwill. During fiscal 2012, the Company reduced goodwill by $529,000 due to a decrease in assumed liabilities. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on the preliminary purchase price:

At February 6, 2012
(in thousands)
Assets acquired:
Cash and cash equivalents	$383
Receivables	1,401
Inventories	1,939
Prepaid expenses and other current assets	4,230
Capital lease	178
Property, plant and equipment, net	2,475
Intangible assets
Trade names and trademarks	310
Developed technology	11,800
Customer relationships	1,500
In-process research and development	800
Goodwill	57,110

Total assets acquired	$82,126
Liabilities assumed:
Accounts payable	$4,904
Accrued compensation and benefits	3,215
Deferred revenue	2,890
Other current liabilities	6,606
Capital lease obligation	203

Total liabilities assumed	$17,818

Purchase price	$64,308

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred $3.8 million of acquisition-related costs in fiscal 2012.

The amount of net revenue and net loss of picoChip included in the Company’s consolidated statements of operations from the acquisition date to September 28, 2012 were as follows:

Year Ended September 28, 2012
(in thousands)
Net revenue	$9,922
Net loss	$(10,097)

Supplemental Pro Forma Data (Unaudited)

The unaudited pro forma statements of operations data below gives effect to the acquisition, described above, as if it had occurred at October 2, 2010. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of picoChip to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since October 2, 2010. The supplemental pro forma earnings for fiscal 2012 were adjusted to exclude $8.0 million of professional and transaction-related fees, $892,000 of restructuring charges and $986,000 of profit in acquired inventory. The supplemental pro forma earnings for fiscal 2011 were adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations.

	Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Net revenue	$144,523	$179,696
Net loss	$(37,720)	$(28,864)

Included in net loss are operating expenses incurred by the picoChip team, nearly half of which related to product engineering of Mindspeed’s dual mode Transcede family of products.

5.    Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Current:
Foreign	$553	$(2,200)	$734
State and local	2	6	356

Total current	555	(2,194)	1,090

Deferred:
Foreign	(196)	2,435	(684)
State and local	—	—	—

Total deferred	(196)	2,435	(684)

	$359	$241	$406

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
U.S. federal statutory tax at 35%	$(11,337)	$(180)	$7,516
State taxes, net of federal effect	1	4	306
Foreign income taxes in excess of U.S.	351	112	(159)
Valuation allowance	10,170	(135)	(7,220)
Other	1,174	440	(37)

Provision for income taxes	$359	$241	$406

(Loss)/income before income taxes consisted of the following components:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
United States	$(32,374)	$(870)	$20,877
Foreign	(18)	356	599

	$(32,392)	$(514)	$21,476

Deferred income tax assets and liabilities at fiscal year-ends consisted of the tax effects of temporary differences related to the following:

	Year Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Deferred tax assets:
Inventories	$8,045	$8,285
Deferred revenue	1,905	2,130
Accrued compensation and benefits	1,058	1,100
Product returns and allowances	557	649
Net operating losses	242,426	234,534
Stock options	6,225	4,016
Foreign deferred taxes	246	50
Property, plant and equipment	1,802	1,468
Amortization	—	1,741
Other	5,581	1,156
Valuation allowance	(257,886)	(249,085)

Total deferred tax assets	9,959	6,044

Deferred tax liabilities:
Deferred state taxes	6,216	5,994
Intangible assets	2,412	—
Other income	761	—
Other liabilities	324	—

Total deferred tax liabilities	9,713	5,994

Net deferred tax assets	$246	$50

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the Company’s history of operating losses, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 28, 2012 and September 30, 2011 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. The Company’s foreign deferred tax assets are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

As of September 28, 2012, Mindspeed had U.S. federal net operating loss carryforwards of approximately $649.5 million, which expire at various dates through 2032, and aggregate state net operating loss carryforwards of approximately $174.0 million, which expire at various dates through 2032. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and development credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.

The deferred tax assets as of September 28, 2012 included a deferred tax asset of $15.8 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $4.1 million of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

The Company maintains liabilities for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Balance as of October 2, 2009	$37,032
Increase in tax positions	4,828

Balance as of October 1, 2010	41,860
Increase in tax positions	2,191

Balance as of September 30, 2011	44,051
Increase in tax positions	1,417

Balance as of September 28, 2012	$45,468

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

The unrecognized tax benefits of $45.5 million at September 28, 2012 included $0.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remaining $45.0 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists, such benefit would favorably affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of September 28, 2012.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 28, 2012, the Company had no liability for the payment of interest and penalties.

The Company is currently open to audit under the federal and state statute of limitations by the taxing authorities for the years ended September 30, 2008 to 2011, as well as in the Company’s foreign jurisdictions.

6.    Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

•

Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation. The Company’s Level 3 assets include certain acquired intangible assets and its Level 3 liability includes contingent consideration.

The following table represents financial assets and liabilities that the Company measured at fair value. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820:

	Fair Value as of September 28, 2012	Fair Value Measurements at September 28, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,040	$20,040	$—	$—

Assets at fair value	$20,040	$20,040	$—	$—

Liabilities
Contingent consideration	$1,876	$—	$—	$1,876

Liabilities at fair value	$1,876	$—	$—	$1,876

	Fair Value as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$10,517	$10,517	$—	$—

Assets at fair value	$10,517	$10,517	$—	$—

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2012:

Contingent Consideration
(in thousands)
Balance as of September 30, 2011	$—
Additions — picoChip acquisition	10,038
Change in fair value of contingent consideration	(8,162)

Balance as of September 28, 2012	$1,876

During the third quarter of fiscal 2012, the Company determined that the business development milestone would not be achieved and therefore reduced the earnout’s fair value from $6.3 million to zero. The Company also estimated that the probability of achievement for one of the product development earnouts decreased to 0% during the fourth quarter of fiscal 2012. The product development earnouts’ fair value therefore decreased from $4.5 million to $2.5 million.

The fair value measurements of the contingent consideration discussed above were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The key assumptions were as follows:

Quantitative Information about Level 3 Fair Value Measurements as of September 28, 2012
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)
Revenue Earnout	$—	N/A	Probability of Achieving	0.0%
Business Development Earnout	$—	N/A	Probability of Achieving	0.0%
Product Development Earnout (1 of 2)	$—	Income Approach	Probability of Achieving	0.0%
Product Development Earnout (2 of 2)	$2,500	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)

As of September 28, 2012, the offsetting employee termination expenses, as discussed in Note 3, were estimated to be $624,000 and are not included in the above table.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 6, 2012, the offsetting employee termination expenses and costs expected to be incurred to achieve the product development earnout were estimated to be $719,000 and are not included in the above table.

Intangible asset valuations completed in connection with the Company’s acquisition of picoChip have been based on level 3 inputs. The following table represents the Company’s acquired intangible assets subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820:

Quantitative Information about Level 3 Fair Value Measurements as of February 6, 2012
Asset	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)
Trade Names and Trademarks	$310	Relief from Royalty	Revenue Projections	12.5% Market Share
			Estimated Useful Life	2 years (1 year - 3 years)

Developed Technology	$11,800	Relief from Royalty	Revenue Attrition	5.0% - 10.0% (5.0% - 10.0%)
			Core Revenue Attributable	25.0% (15.0% - 35.0%)
			Base Revenue Projections	12.5% Market Share

IPR&D	$800	Income Approach	Revenue Attrition	5.0% (5.0% - 10.0% per Year)
			Expected Product Cycle	5 Years (3 Years to 7 Years)
			Base Revenue Projections	12.5% Market Share

Customer Relationships	$1,500	Mult-Period Excess Earnings	Revenue Attrition	20.0% (19.3% - 20.8% per Year)
			Base Revenue Projections Margin Improvement	12.5% Market Share 80.0% (60.0% - 90.0% of Sales and Executive Professional Time)
			Estimated Useful Life	7 Years (5 Years to 10 Years)

7.    Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, the Company sold $32.0 million in aggregate principal amount of its 6.75% convertible senior notes due 2017 (6.75% convertible notes) for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of the Company’s subsidiaries.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments. As of September 28, 2012, no events of default have occurred.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial accounting purposes, the requirements for the Company to make additional interest payments in the event of early redemption by the Company and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. As of September 28, 2012, the fair value of these embedded derivatives has been estimated and is not significant. The Company’s contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of September 28, 2012, the fair value of this contingent obligation has been estimated at $182,000 and is recorded in other liabilities.

The estimated fair value of these notes as of September 28, 2012 was approximately $35.9 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 75.0%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10%.

The Company incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At September 28, 2012, debt issuance costs of $463,000, net of accumulated amortization, were included in other assets.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	September 28, 2012	September 30, 2011
	(in thousands)
Principal value of the liability component	$32,000	$—
Unamortized value of debt discount	(1,484)	—

Net carrying value of the liability component	$30,516	$—

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Interest expense — coupon	$603	$—	$—
Interest expense — debt discount amortization	94	—	—

Total	$697	$—	$—

Effective interest rate on the liability for the period	7.47%	0.00%	0.00%

The estimated amortization expense for the debt discount related to the 6.75% convertible senior notes through the remaining expected life is as follows:

	Fiscal Year
	2013	2014	2015	2016	2017
	(in thousands)
Estimated debt discount amortization expense	$315	$315	$315	$316	$223

Loan and Security Agreement

A loan and security agreement was entered into between the Company and Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At September 28, 2012, the Company’s outstanding revolving credit facility balance was $13.5 million and the amount of the eligible borrowing base was $14.5 million. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of September 28, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $765,600 for fiscal 2012.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% — 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The loan and security agreement requires the Company to meet certain requirements relating to a liquidity ratio and minimum cash and cash equivalent levels. If the Company fails to maintain the liquidity ratio and cash and cash equivalent levels within certain targets, the Company will be required to maintain covenants relating to adjusted EBITDA and a fixed charge coverage ratio. As of September 28, 2012, the Company has maintained the required liquidity ratio and cash and cash equivalent levels.

The Company incurred approximately $541,900 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At September 28, 2012, debt issuance costs of $448,100, net of accumulated amortization, were included in other assets.

6.50% Convertible Senior Notes due 2013

On July 30, 2008, the Company entered into separate exchange agreements with certain holders of its previously outstanding 3.75% convertible senior notes, pursuant to which holders of an aggregate of $15.0 million of the notes agreed to exchange their notes for $15.0 million in aggregate principal amount of a new series of 6.50% convertible senior notes due 2013 (6.50% convertible senior notes). The exchange offer

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closed on August 1, 2008. The Company paid at the closing an aggregate of approximately $100,000 in accrued and unpaid interest on the 3.75% convertible senior notes that were exchanged for the 6.50% convertible senior notes, as well as approximately $900,000 in transaction fees.

The Company issued the 6.50% convertible senior notes due in August 2013 pursuant to an indenture, dated as of August 1, 2008, between it and Wells Fargo Bank, N.A., as trustee.

The 6.50% convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2009. The notes mature on August 1, 2013. At maturity, the Company will be required to repay the outstanding principal of the notes. As of September 28, 2012, $15.0 million in aggregate principal amount of the Company’s 6.50% convertible senior notes were outstanding.

The 6.50% convertible senior notes are convertible at the option of the holders, at any time on or prior to maturity, into a total of approximately 3.2 million shares of the Company’s common stock at a conversion rate initially equal to approximately $4.74 per share of common stock, which is subject to adjustment in certain circumstances. Upon conversion of the notes, the Company generally has the right to deliver to the holders thereof, at the Company’s option: (i) cash; (ii) shares of the Company’s common stock; or (iii) a combination thereof. The initial conversion price of the 6.50% convertible senior notes will be adjusted to reflect stock dividends, stock splits, issuances of rights to purchase shares of the Company’s common stock, and upon other events. If the Company undergoes certain fundamental changes prior to maturity of the notes, the holders thereof will have the right, at their option, to require it to repurchase for cash some or all of their 6.50% convertible senior notes at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest (including additional interest, if any) to, but not including, the repurchase date, or convert the notes into shares of its common stock and, under certain circumstances, receive additional shares of its common stock in the amount provided in the indenture.

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of September 28, 2012, the liability under the fundamental change adjustment has been recorded at zero, its estimated fair value.

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if the Company: (i) is delinquent in making certain payments due under the notes; (ii) fails to deliver shares of common stock or cash upon conversion of the notes; (iii) fails to deliver certain required notices under the notes; (iv) fails, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incurs certain events of default with respect to other indebtedness; or (vi) is subject to certain bankruptcy proceedings or orders. If the Company fails to deliver certain SEC reports to the trustee in a timely manner as required by the indenture, (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency), and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require the Company to repurchase all or any portion of the notes then held by such holder. As of September 28, 2012, no events of default have occurred.

As of September 28, 2012, the carrying value, representing the amortized value allocated to the instrument upon application of ASC 470-20, as discussed below, of the 6.50% convertible senior notes was $14.6 million, which consisted of the principal amount of $15.0 million, less an unamortized debt discount of $366,000. The estimated fair value of these notes as of September 28, 2012 was approximately $14.8 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 75.0%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10%.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 470-20, the Company determined that the estimated fair value of debt instruments similar to its 6.50% convertible senior notes, without the conversion feature, was $13.0 million at the time of issuance. The resulting $2.0 million discount on the debt will be amortized through interest expense over the period from August 2008 through August 2013, which represents the expected life of the debt. In conjunction with the exchange, the Company recorded a gain of approximately $200,000 representing the difference between the fair value of the debt component of the newly issued instrument and the book value of the old debt instrument, less unamortized issuance costs. The carrying amount of the equity component upon the Exchange Offer was $2.0 million; however, there was no net change to additional paid-in capital.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	September 28, 2012	September 30, 2011
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized discount of the liability component	(366)	(784)

Net carrying value of the liability component	$14,634	$14,216

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Interest expense — coupon	$975	$975	$975
Interest expense — debt discount amortization	418	406	395

Total	$1,393	$1,381	$1,370

Effective interest rate on the liability for the period	9.29%	9.21%	9.13%

The estimated amortization expense for the debt discount related to the 6.50% convertible senior notes through the remaining expected life is as follows:

Fiscal Year 2012
(in thousands)
Estimated debt discount amortization expense	$366

Aggregate maturities for our long-term debt are as follows:

Fiscal Year	(in thousands)
2013	$15,750
2014	2,250
2015	3,750
2016	5,250
2017	48,510
Thereafter	—

Total long-term debt	$75,510

8.    Commitments

On April 10, 2012, the Company entered into a third lease amendment with its landlord with respect to its headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. The Company may, at its option, extend the term an additional four years at fair market rent. The amendment provides that the premises leased by the Company will be reduced from approximately 97,000 square feet to approximately 88,000 square feet by January 1, 2013. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. The landlord has the option to pay the Company $1.2 million during the first week of January 2013 in lieu of foregoing the fixed monthly rent abatement. The amendment also provides that the landlord will pay the Company or its contractors approximately $4.5 million for costs incurred by the Company in connection with construction of any alterations in the premises or as a payment against rent due under the lease. Any leasehold improvements the Company makes that are funded by the landlord’s allowances under the new lease will be recorded as leasehold improvement assets and amortized over the shorter of the 93-month lease term or estimated useful life of the asset. Any incentives, such as rent abatement of $1.2 million and landlord contribution of $4.5 million will be recorded as deferred rent and amortized as reductions to lease expense over the 93-month lease term.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2019 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

As of September 28, 2012, the Company’s minimum future obligations under operating leases were as follows:

Fiscal Year	(in thousands)
2013	$3,501
2014	4,310
2015	3,530
2016	2,741
2017	2,637
Thereafter	6,218

Total minimum future lease payments	$22,937

Rent expense was $5.1 million, $4.0 million and $4.9 million for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent through fiscal 2015. Amounts due under purchase obligations as of September 28, 2012 were approximately as follows:

Fiscal Year	(in thousands)
2013	$9,769
2014	1,861
2015	1,473

Total	$13,103

9.    Contingencies

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The Company has never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief, and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material effect on the financial condition or results of operations of the Company. Unless specifically noted below, during the periods presented, we have not: recorded any accrual for loss contingencies associated with the legal proceedings described below; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Based on its evaluation of matters which are pending or asserted, while there can be no assurance, management of the Company believes the disposition of such matters will not have a material effect on the financial condition or results of operations of the Company.

In June 2011, the Company was notified by a customer, with whom the Company has an indemnification obligation, that such customer had settled an outstanding patent infringement claim that the customer asserts relates to products it purchased from the Company. In November 2012, the Company agreed to pay approximately $574,000 to the customer as a settlement, representing the Company’s pro rata share of the customer’s settlement and related legal fees. The entire amount of the settlement was expensed in the fiscal year ended September 28, 2012.

10.    Guarantees

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

11.    Capital Stock

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for one share of common stock or 5/100th of a share of Series A Junior Preferred Stock. The Rights expire on June 26, 2013, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right, subject to adjustment.

The Company also has a Section 382 Rights Agreement intended to protect the Company’s net operating loss carryforwards (NOLs) to reduce potential future federal income tax obligations. However, if the Company were to experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs will be significantly limited, and the timing of the usage of the NOLs could be significantly limited, which could therefore significantly impair the value of that asset. Pursuant to each preferred share purchase right under the Section 382 Rights Agreement, as amended, attached to each share of common stock, the holder may, upon an “Ownership Change” and subject to certain other conditions, become entitled to purchase from the Company a unit consisting of 1/100th of a share of Series B Junior Preferred Stock at a price of $15 per unit, subject to adjustment. Each unit of Series B Junior Preferred Stock has a minimum preferential quarterly dividend of $0.01 per unit (or any higher per share dividend declared on the common stock), a liquidation preference equal to $1.00 per unit and the per share amount paid in respect of each share of common stock and the right to one vote, voting together with common stock. The preferred share purchase rights under the Section 382 Rights Agreement, as amended, expire on February 28, 2015, unless earlier redeemed or exchanged, or Section 382 of the Internal Revenue Code is repealed.

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share, exercisable through June 27, 2013. The $89.0 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option-pricing model) was recorded as a return of capital to Conexant. As of September 28, 2012, the entire warrant remains outstanding.

The warrant held by Conexant contains antidilution provisions that provide for adjustment of the warrant’s exercise price, and the number of shares issuable under the warrant, upon the occurrence of certain events. In the event that the Company issues, or is deemed to have issued, shares of its common stock, or securities convertible into its common stock, at prices below the current market price of its common stock (as defined in the warrant) at the time of the issuance of such securities, the warrant’s exercise price will be reduced and the number of shares issuable under the warrant will be increased. The amount of such adjustment, if any, will be determined pursuant to a formula specified in the warrant and will depend on the number of shares issued, the offering price and the current market price of the common stock at the time of the issuance of such securities. In August 2009, the Company issued and sold 4.8 million shares of its common stock at a public offering price of $2.05 per share, which was below the current average market price of the Company’s common stock. Due to these antidilution provisions, the number of shares exercisable pursuant to this warrant was adjusted to represent the right to purchase approximately 6.1 million shares and the exercise price was adjusted to $16.74 per share. In June 2012, the Company completed an offering of its 6.75% convertible senior notes at $3.90 per share, which was below the current average market price of the Company’s common stock. The number of shares exercisable pursuant to this warrant was further adjusted to represent the right to purchase approximately 6.3 million shares and the exercise price was adjusted to $16.25 per share.

12.    Stock-Based Compensation

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Weighted-average assumptions:
Expected option life	2.7 years	2.9 years	2.8 years
Risk-free interest rate	0.3%	0.8%	1.3%
Expected volatility	65.0%	97.0%	95.0%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$2.49	$4.51	$3.23

The expected option life was estimated at issuance based upon historical experience and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option life. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The fair value of employee stock purchase plan rights was estimated at the offering date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of plan rights offered:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Weighted-average assumptions:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.1%	0.2%	0.2%
Expected volatility	59.0%	61.0%	70.0%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$1.38	$2.65	$3.00

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Cost of goods sold	138	228	159
Research and development	3,631	1,728	1,004
Selling, general and administrative	6,736	3,963	3,076

Total stock-based compensation	$10,505	$5,919	$4,239

Stock Compensation Plans

The Company has three principal stock incentive plans: the 2003 Long-Term Incentives Plan, the Directors Stock Plan and the Inducement Incentive Plan. The 2003 Long-Term Incentives Plan provides for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. In April 2011, the stockholders of the Company approved a plan amendment, which included an increase in the authorized number of shares reserved for issuance under the 2003 Long-Term Incentives Plan to approximately 9.7 million shares. The Directors Stock Plan provides for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. In January 2012, the Company adopted an inducement incentive plan, under which 500,000 shares of common stock may be issued to provide a material inducement for the best available employees to join the Company; to attract and retain such employees; and to align the interests of such persons with the interests of the Company’s stockholders. As of September 28, 2012, an aggregate of 3.4 million shares of the Company’s common stock were available for issuance under these plans.

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

At the Company’s annual meeting of stockholders held on March 10, 2010, the Company’s stockholders approved an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. In January 2012, the stockholders of the Company approved an amendment to the Company’s employee stock purchase plan, which included an increase of 800,000 in the authorized number of shares reserved for issuance under such plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The fifth offering period under this plan began during the third quarter of fiscal 2012 and will end in the first quarter of fiscal 2013.

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

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at October 2, 2009	3,128	$6.48	4.9 years	$—

Exercisable at October 2, 2009	1,461	$10.84	2.8 years	$—

Granted	592	5.49
Exercised	(479)	3.38		$2,530
Forfeited or expired	(341)	9.73

Outstanding at October 1, 2010	2,900	$6.41	4.8 years	$8,515

Exercisable at October 1, 2010	1,509	$9.00	3.2 years	$2,666

Granted	871	7.58
Exercised	(461)	2.97		$2,217
Forfeited or expired	(722)	8.18

Outstanding at September 30, 2011	2,588	$6.93	5.4 years	$2,624

Exercisable at September 30, 2011	1,309	$7.69	3.6 years	$1,654

Granted	489	6.06
Exercised	(282)	2.48		$994
Forfeited or expired	(420)	10.16

Outstanding at September 28, 2012	2,375	$6.71	5.1 years	$648

Vested and expected to vest after September 28, 2012	2,319	$6.71	5.0 years	$645

Exercisable at September 28, 2012	1,460	$6.63	3.9 years	$508

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$2,688	1.2

The following table summarizes all options to purchase Mindspeed common stock outstanding at September 28, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 0.85 - $ 2.31	$410	3.6	$1.96	402	$1.98
2.48 - 5.96	406	4.6	4.08	342	4.13
6.15 - 6.49	528	7.1	6.30	60	6.37
6.50 - 8.43	412	6.1	7.34	220	7.23
8.50 - 12.70	511	4.6	9.66	328	10.14
13.50 - 45.00	108	1.5	20.22	108	20.22

0.85 - 45.00	$2,375	5.1	$6.71	1,460	$6.63

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at October 2, 2009	371	$4.50

Granted	740	6.60
Vested	(418)	4.77	$2,875
Forfeited	(13)	3.13

Nonvested shares at October 1, 2010	680	$6.64

Granted	1,856	7.86
Vested	(270)	5.50	$1,898
Forfeited	(211)	7.35

Outstanding at September 30, 2011	2,055	$7.74

Granted	1,770	5.78
Vested	(850)	7.58	$4,005
Forfeited	(355)	6.94

Outstanding at September 28, 2012	2,620	$6.29

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$13,393	3.2
Market-based	179	0.3

Stock awards	$13,572

13.    Asset Impairments

In fiscal 2008, the Company entered into a license agreement with an intellectual property supplier. During the third quarter of fiscal 2012, the Company entered into a new license agreement with the same intellectual property supplier. As a result of the new license agreement, the Company determined that a $1.8 million asset from the previous license agreement was impaired and based on market conditions has a fair market value of zero. The Company recorded the charge in cost of goods sold on its consolidated statements of operations.

In June 2011, the Company capitalized a photomask. During the third quarter of fiscal 2012, the Company capitalized a new photomask that replaced the original photomask. As a result of the new photomask, the Company determined that the $1.6 million asset from the previous photomask was impaired and based on market conditions has a fair market value of zero. The Company recorded the charge in cost of goods sold on its consolidated statements of operations.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Special Charges

Special charges consisted of the following:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Asset impairments	$—	$—	$828
Restructuring charges	2,054	1,032	1,856

Total special charges	$2,054	$1,032	$2,684

Asset Impairments

During fiscal 2010, the Company recorded asset impairment charges of $828,000 in operating expenses on its consolidated statements of operations. These impairment charges consisted of property and equipment that the Company determined to abandon or scrap.

Restructuring Charges

The Company has, and may in the future, commit to restructuring plans to help manage its costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan — In the fourth quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in the Company’s research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the second quarter of fiscal 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. Approximately $766,000 in charges were incurred in fiscal 2012 related to severance costs for affected employees. The Company currently expects to incur total charges ranging from approximately $4.0 million to $5.0 million and cash expenditures ranging from approximately $3.5 million to $4.5 million, each primarily related to severance costs for affected employees.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2012 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$766
Cash payments	(403)
Non-cash charge	19

Restructuring balance, September 28, 2012	$382

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the second quarter of fiscal 2013.

Second Quarter of Fiscal 2012 Restructuring Plan — In the second quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan to realize synergies in connection with its acquisition of picoChip, which closed on February 6, 2012. The plan consisted primarily of a targeted headcount reduction in connection with its acquisition of picoChip. The restructuring plan was substantially completed during the third quarter of fiscal 2012. Approximately $1.2 million in charges were incurred in fiscal 2012 related to severance costs for affected employees.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances related to the Company’s second quarter of fiscal 2012 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,190
Cash payments	(1,175)
Non-cash adjustment	(15)

Restructuring balance, September 28, 2012	$—

During the fourth quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

Fourth Quarter of Fiscal 2011 Restructuring Plan — In the fourth quarter of fiscal 2011, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the SG&A functions and WAN business unit. The Company incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. An additional $138,000 of charges were incurred related to severance costs for the affected employees during the third quarter of fiscal 2012.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan through September 28, 2012 were as follows:

Workforce Reductions
(in thousands)
Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Charges to costs and expenses	138
Cash payments	(995)

Restructuring balance, September 28, 2012	$45

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the third quarter of fiscal 2013.

Fourth Quarter of Fiscal 2010 Restructuring Plan — In the fourth quarter of fiscal 2010, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in its WAN business unit and SG&A functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2010. Of the $1.3 million in charges incurred during the fourth quarter of fiscal 2010, $966,000 related to severance costs for affected employees and $311,000 related to abandoned technology.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances related to the Company’s fourth quarter of fiscal 2010 restructuring plan through September 28, 2012 were as follows:

	Reductions	Other	Total
	(in thousands)
Charges to costs and expenses	$966	$311	$1,277
Cash payments	(265)	—	(265)
Non-cash asset write-downs	—	(311)	(311)

Restructuring balance, October 1, 2010	$701	$—	$701

Charges to costs and expenses	(618)	—	(618)
Cash payments	(41)	—	(41)

Restructuring balance, September 30, 2011	$42	$—	$42

Charges to costs and expenses	(40)	—	(40)
Non-cash adjustment	(2)	—	(2)

Restructuring balance, September 28, 2012	$—	$—	$—

During the second quarter of fiscal 2012, any amounts left to be paid under this plan were paid and any remaining accrued amount was reversed.

15.    Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. At its discretion, the Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2012, the Company issued 40,400 shares of its common stock and contributed $218,000 in cash to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $333,000 in fiscal 2012.

In fiscal 2011 and fiscal 2010, the Company contributed $1.2 million in cash each fiscal year, which was used to buy shares of the Company’s common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $1.2 million each of fiscal years 2011 and fiscal 2010.

16.    Related Party Transactions

For the fiscal year ended October 1, 2010, rent and operating expenses related to the Company’s corporate headquarters in Newport Beach, California and paid to Conexant was $3.8 million. In June 2010, the Company paid Conexant $100,000 to settle a contract dispute related to its corporate headquarters. On June 26, 2010, the Company’s sublease of its corporate headquarters from Conexant expired. The Company’s new lease is not with a related party.

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to the terms of the license agreement, the Company will pay an aggregate of $6.0 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.5 million for products sold that include the licensed intellectual property. As of September 28, 2012, the Company has paid $4.3 million in related license fees.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Segment and Other Information

The Company operates a single operating segment which designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile), as well as sells related intellectual property. Revenue by product line was as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
Communications convergence processing	$58,892	$71,652	$66,923
High-performance analog	64,667	59,240	54,311
WAN communications	16,856	28,697	44,145
Intellectual property	591	2,500	12,800

Net revenue	$141,006	$162,089	$178,179

Revenue by geographic area is presented based upon the country of destination. Revenue by geographic area was as follows:

	Year Ended
	September 28, 2012	September 30, 2011	October 1, 2010
	(in thousands)
United States	$21,156	$30,355	$41,083
Other Americas	2,692	3,495	4,213

Total Americas	23,848	33,850	45,296
Malaysia	6,162	7,116	8,936
Singapore	5,318	5,921	13,582
Taiwan	17,177	11,927	16,868
China	49,655	60,847	54,730
Japan	17,693	17,879	14,386
Other Asia-Pacific	11,720	11,805	11,532

Total Asia-Pacific	107,725	115,495	120,034
Europe, Middle East and Africa	9,433	12,744	12,849

	$141,006	$162,089	$178,179

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

Long-lived assets consist of property, plant and equipment, license agreements and other long-term assets. Long-lived assets by geographic area at fiscal year-ends were as follows:

	September 28, 2012	September 30, 2011
	(in thousands)
United States	$11,346	$13,800
Other Americas	342	29
Europe, Middle East and Africa	2,873	869
Asia-Pacific	1,470	671

	$16,031	$15,369

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Quarterly Financial Data (unaudited)

	Total Net Revenue	Gross Margin	Operating (Loss)/ Income	(Loss)/ Income Before Income Taxes	Net (Loss)/ Income		Share
							Basic	Diluted
	(in thousands, except per share amounts)
Fiscal Year Ended September 28, 2012
Fourth quarter	$36,264	$21,011	$(6,113)	$(6,092)	$(6,064)		$(0.15)	$(0.15)
Third quarter	35,451	17,265	(13,208)	(6,689)	(6,854	)(1)	(0.18)	(0.18)
Second quarter	35,359	20,520	(13,839)	(14,101)	(14,235	)(2)	(0.39)	(0.39)
First quarter	33,932	19,713	(5,425)	(5,510)	(5,598)		(0.17)	(0.17)
Fiscal Year Ended September 30, 2011
Fourth quarter	$40,777	$25,016	$(2,477)	$(2,456)	$(2,159)		$(0.07)	$(0.07)
Third quarter	42,216	26,249	138	668	464		0.01	0.01
Second quarter	38,553	24,270	(334)	(624)	(759)		(0.02)	(0.02)
First quarter	40,543	26,262	2,146	1,898	1,699		0.05	0.05

(1)	Includes asset impairment charges of $3.4 million and other income of $7.3 million related to the revaluation of contingent consideration.

(2)

Includes restructuring charges of $1.3 million. Also includes acquisition-related costs of $2.3 million and integration costs of $1.8 million related to the acquisition and transition of picoChip to a wholly owned subsidiary of the Company.

19.    Subsequent Events

In October 2012, the Company sold certain patents for $6.0 million, which will be reported as intellectual property revenue in the Company’s first quarter of fiscal 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mindspeed Technologies, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

December 11, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 28, 2012 these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 28, 2012. The Company’s effectiveness of internal control over financial reporting as of September 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued a report on the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended September 28, 2012 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Comprehensive (Loss)/Income, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

†2.1

Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1

Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

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

4.6

Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.7

Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.8

Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

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
4.11

Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.12

Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.13	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.12 hereto), is incorporated herein by reference.
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

10.8

First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File
No. 001-31650).

10.9

Second Amendment to Lease, dated as of January 25, 2011, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2011, is incorporated herein by reference (SEC File
No. 001-31650).

10.10

Third Amendment to Lease, dated as of April 4, 2012, by and between the Registrant and EO MacArthur LLC, successor-in-interest to 4000 MacArthur L.P., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

*10.11

Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.11 hereto.
*10.13

Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.14

Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.13 hereto, filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.15

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

*10.17

Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.18

Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.19

Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.20

Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.21

Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).

*10.22

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

*10.26

Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.27

Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on April 2, 2010, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.28

Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 filed on April 2, 2010, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.29

Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.30

Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.31

Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.32

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

*10.34

Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

*10.35

Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.36

Mindspeed Technologies, Inc. Inducement Incentive Plan filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on April 5, 2012, is incorporated herein by reference (Registration Statement No. 333-180593).

*10.37

Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.38

Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File
No. 001-31650).

*10.39

Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.40

Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on
Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.41

Form of Stock Option Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).S

*10.42

Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.43

Stock Option Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.44

Summary of Director Compensation Arrangements, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated by herein reference (SEC File No. 001-31650).

*10.45

Summary of Senior Vice President, Worldwide Sales, Cash Bonus Arrangement, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.46

Mindspeed Technologies, Inc. Indemnification Agreement, dated May 6, 2011, by and between Kristen M. Schmidt and the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2011, is incorporated herein by reference (SEC File No. 001-31650).

10.47

Standstill and Voting Agreement, effective as of January 5, 2011, by and between Mindspeed Technologies, Inc., Artis Capital Management, L.P., and certain other direct and beneficial holders of the Company’s Common Stock, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2011, is incorporated herein by reference (SEC File
No. 001-31650).

10.48

Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.49

Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File
No. 001-31650).

10.50

First Amendment to Loan and Security Agreement, dated June 11, 2012, by and between Silicon Valley Bank and the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File
No. 001-31650).

10.51

Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A. , filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

12.1	Statement re: Computation of Ratios.
21	List of subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Document

†	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.

	By:	/s/ RAOUF Y. HALIM
Date: December 11, 2012		Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RAOUF Y. HALIM Raouf Y. Halim	Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2012

/S/ STEPHEN N. ANANIAS Stephen N. Ananias	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 11, 2012

/S/ JAMES M. WATKINS James M. Watkins	Vice President and Principal Accounting Officer (Principal Accounting Officer)	December 11, 2012

/S/ DWIGHT W. DECKER* Dwight W. Decker	Chairman of the Board of Directors	December 11, 2012

/S/ ROBERT J. CONRAD* Robert J. Conrad*	Director	December 11, 2012

/s/ MICHAEL T. HAYASHI* Michael T. Hayashi*	Director	December 11, 2012

/S/ MING LOUIE* Ming Louie	Director	December 11, 2012

/s/ THOMAS A. MADDEN* Thomas A. Madden	Director	December 11, 2012

/S/ JERRE L. STEAD* Jerre L. Stead*	Director	December 11, 2012

*By:	/S/ RAOUF Y. HALIM
Raouf Y. Halim,
Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended September 28, 2012:
Allowance for doubtful accounts	$376	$166	$(186)	$356
Reserve for sales returns and allowances	1,276	244	(459)	1,061
Year ended September 30, 2011:
Allowance for doubtful accounts	$189	$187	$—	$376
Reserve for sales returns and allowances	1,240	163	(127)	1,276
Year ended October 1, 2010:
Allowance for doubtful accounts	$144	$45	$—	$189
Reserve for sales returns and allowances	1,168	252	(180)	1,240

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

*10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the Form of Employment Agreement filed as Exhibit 10.11 hereto.

12.1	Statement re: Computation of Ratios.

21	List of subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.