Form 10-K/A
period 2012-09-28
MINDSPEED TECHNOLOGIES, INC
filed 2012-12-14
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

Commission file number: 001-31650

MINDSPEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0616769
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, East Tower Newport Beach, California	92660-3095
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(949) 579-3000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock $0.01 par value per share (including associated Preferred Share Purchase Rights)	The NASDAQ Stock Market LLC

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

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Mindspeed Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 28, 2012, which was originally filed with the Securities and Exchange Commission on December 12, 2012 (the “Original Filing”), to amend Item 15, Exhibits and Financial Statement Schedules, in order to correct a clerical error with the filing of Exhibit 23, Consent of Independent Registered Public Accounting Firm, and file the correct Exhibit 23 that had been issued to us by the Independent Registered Public Accounting Firm. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the list of exhibits filed with this Amendment No. 1, and the signature page. Other than as noted herein, this Amendment No. 1 does not modify or update any disclosures made in the Original Filing or reflect events that may have occurred subsequent to the filing date of the Original Filing.

EXHIBITS FILED WITH THIS AMENDMENT NO. 1

Exhibit No.	Exhibit Description

23	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.

	By:	/S/ RAOUF Y. HALIM
Date: December 14, 2012		Raouf Y. Halim
Chief Executive Officer

EXHIBIT INDEX

23	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.