Form 10-Q
period 2012-12-28
MINDSPEED TECHNOLOGIES, INC
filed 2013-02-06
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

The number of outstanding shares of the Registrant’s Common Stock as of January 25, 2013 was 42,177,885.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements (including certain projections and business trends) relating to Mindspeed Technologies, Inc. that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report on Form 10-Q, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	our belief that the resolution of certain legal proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows;

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

•

the sufficiency of our existing sources of liquidity to fund our operations, research and development efforts, earnout payments, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months, and to fund the $15.0 million principal payment of our 6.50% convertible senior notes due in August 2013;

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

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	cash requirements and terms and availability of financing;

•	successful and timely development and introduction of competitive new products;

•	the adverse effect our debt obligations may have on our financial condition;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	significant fluctuations in the price of our common stock;

•	pricing pressures and other competitive factors;

•	loss of or diminished demand from one or more key customers or distributors;

•	our acquisition of picoChip Inc. and its wholly owned subsidiaries;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	maintaining compliance with applicable governmental regulations;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	our ability to attract and retain qualified personnel;

•

substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes, exercise of outstanding warrants or shares issued in connection with the picoChip acquisition, could adversely affect our stock price or our ability to raise additional financing;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs;

•	business acquisitions and investments; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission, or the SEC. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

Mindspeed® and Mindspeed Technologies® are registered trademarks of Mindspeed Technologies, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands)

	December 28,	September 28,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents	$51,137	$49,098
Receivables, net of allowance for doubtful accounts of $328 at December 28, 2012 and $356 at September 28, 2012	16,649	14,527
Inventories	9,199	10,482
Prepaid expenses and other current assets	5,300	10,497

Total current assets	82,285	84,604

Property, plant and equipment, net	17,510	16,031
Intangible assets, net	36,165	35,351
Goodwill	57,110	57,110
Other assets	4,190	4,000

Total assets	$197,260	$197,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,371	$9,262
Accrued compensation and benefits	5,363	6,401
Deferred income on sales to distributors	3,606	4,396
Deferred revenue	1,661	2,338
Line of credit - short term	5,521	5,511
Short term debt	15,866	15,384
Contingent consideration	1,866	1,876
Other current liabilities	9,589	10,661

Total current liabilities	51,843	55,829

Line of credit - long-term	8,000	8,000
Long-term debt	44,470	44,765
Other liabilities	6,853	6,767

Total liabilities	111,166	115,361

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,172 (December 28, 2012) and 41,551 (September 28, 2012) issued and outstanding shares	423	416
Additional paid-in capital	375,186	371,949
Accumulated deficit	(289,437)	(290,507)
Accumulated other comprehensive loss	(78)	(123)

Total stockholders’ equity	86,094	81,735

Total liabilities and stockholders’ equity	$197,260	$197,096

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 28,	December 30,
	2012	2011
Net revenue:
Products	$38,394	$33,842
Intellectual property	6,000	90

Total net revenue	44,394	33,932
Cost of goods sold	15,094	14,219

Gross margin	29,300	19,713

Operating expenses:
Research and development	15,597	15,008
Selling, general and administrative	9,610	10,130
Restructuring charges	1,572	—

Total operating expenses	26,779	25,138

Operating income/(loss)	2,521	(5,425)

Interest expense	(1,389)	(387)
Other income, net	16	302

Income/(loss) before income taxes	1,148	(5,510)

Provision for income taxes	71	88

Net income/(loss)	$1,077	$(5,598)

Net income/(loss) per share:
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.17)

Weighted-average number of shares used in per share computation:
Basic	39,497	32,900
Diluted	40,058	32,900

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Three Months Ended
	December 28,	December 30,
	2012	2011
Net income/(loss)	$1,077	$(5,598)
Other comprehensive income/(loss):
Foreign currency translation adjustments	45	(110)

Comprehensive income/(loss)	$1,122	$(5,708)

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	December 28,	December 30,
	2012	2011
Cash Flows From Operating Activities
Net income/(loss)	$1,077	$(5,598)
Adjustments required to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,553	1,513
Amortization of license agreements	659	643
Amortization of intangibles	351	—
Restructuring charges	1,471	—
Stock-based compensation	2,671	2,150
Inventory provisions	367	699
Amortization of debt discount on convertible debt	244	144
Other non-cash items, net	125	(93)
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,193)	(590)
Inventories	916	2,428
Other assets, net	4,207	854
Accounts payable	(909)	(1,009)
Deferred income on sales to distributors	(790)	8
Restructuring charges	(909)	(528)
Accrued compensation and benefits	(1,134)	(2,481)
Accrued expenses and other current liabilities	(1,667)	1,627
Other liabilities, net	182	(113)

Net cash provided by/(used in) operating activities	6,221	(346)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,227)	(1,570)
Payments under license agreements	(2,477)	(1,111)

Net cash used in investing activities	(4,704)	(2,681)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(67)	(173)
Borrowings under line of credit	1,250	—
Payments made on line of credit	(1,240)	—
Repurchase of restricted stock for income tax withholding	(216)	(264)
Proceeds from equity compensation programs	770	992

Net cash provided by financing activities	497	555

Effect of foreign currency exchange rates on cash	25	6

Net (decrease)/increase in cash and cash equivalents	2,039	(2,466)
Cash and cash equivalents at beginning of period	49,098	45,227

Cash and cash equivalents at end of period	$51,137	$42,761

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

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature and restructuring charges (Note 8), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The first quarter of fiscal 2012 and 2011 ended on December 28, 2012 and December 30, 2011, respectively.

Recent Accounting Standards – In October 2012, the FASB issued accounting guidance covering a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

Significant Accounting Policies – There were no significant changes to the Company’s significant accounting policies disclosed in its Annual Report on Form 10-K, filed on December 12, 2012, for the fiscal year ended September 28, 2012.

2. Supplemental Financial Statement Data

Inventories

Inventories consisted of the following:

	December 28,	September 28,
	2012	2012
	(in thousands)
Work-in-process	$3,321	$3,957
Finished goods	5,878	6,525

Total inventories	$9,199	$10,482

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed Intangibles

Licensed intangibles consisted mainly of licenses of intellectual property.

	December 28,	September 28,
	2012	2012
	(in thousands)
Licensed intangibles	$30,074	$28,145
Accumulated amortization	(7,050)	(6,286)

Licensed intangibles, net	$23,024	$21,859

Weighted-average remaining life	65 months	59 months

Amortization of licensed intangible assets included in costs of goods sold was as follows:

	Three Months Ended
	December 28, 2012	December 30, 2011
	(in thousands)
Amortization expense of licensed intangibles	$659	$643

Estimated future amortization of existing licensed intangible assets, is as follows:

	Licensed Intangible Assets Amortization by Fiscal Year
	remainder of
	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Cost of goods sold	$2,486	$4,524	$4,622	$3,728	$3,728	$3,936	$23,024

Acquired Intangibles

Acquired intangibles consisted of the following:

	December 28, 2012
	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life
	(in thousands)			(in years)
Trade names and trademarks	$310	$(188)	$122	1.5
Developed technology	11,800	(889)	10,911	12
Customer relationships	1,500	(192)	1,308	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(1,269)	$13,141

	September 28, 2012
	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life
	(in thousands)			(in years)
Trade names and trademarks	$310	$(136)	$174	1.5
Developed technology	11,800	(643)	11,157	12
Customer relationships	1,500	(139)	1,361	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(918)	$13,492

Amortization of acquired intangible assets included in the costs of goods sold and operating expense categories was as follows:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Cost of goods sold	$247	—
Selling, general and adminstrative	104	—

	$351	—

Estimated future amortization of existing acquired intangible assets, excluding IPR&D, is as follows:

	Acquired Intangible Assets Amortization by Fiscal Year
	remainder of 2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Cost of goods sold	$736	$983	$983	$983	$983	$6,242	$10,910
Selling, general and adminstrative	284	214	214	214	214	291	1,431

	$1,020	$1,197	$1,197	$1,197	$1,197	$6,533	$12,341

Goodwill

There was no change in the carrying amount of goodwill from September 28, 2012.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	December 28,	September 28,
	2012	2012
	(in thousands)
Deferred revenue on shipments to distributors	$3,947	$4,722
Deferred cost of goods sold on shipments to distributors	(377)	(362)
Reserves	36	36

Deferred income on sales to distributors	$3,606	$4,396

Other Liabilities

Details of other liabilities were as follows:

	December 28,	September 28,
	2012	2012
	(in thousands)
Current
Deferred rent	$48	$53
Capital lease obligations	264	321
Accrued royalties	364	379
Accrued license fees	486	860
Accrued income taxes	652	707
Restructuring	892	427
Accrued interest	683	913
Escrow payable	3,491	3,491
Accrued professional fees	900	837
Other	1,809	2,673

Total other current liabilities	9,589	$10,661

Long-term
Deferred rent	4,979	$5,044
Capital lease obligations	58	68
Licensed intangibles payable	713	699
Other	1,103	956

Total other liabilities	$6,853	$6,767

Computation of Net Income/(Loss) Per Share

The following table presents the computation of net income/(loss) per share:

	Three Months Ended
	December 28,	December 30,
	2012	2011
Earnings per share - basic
Net income/(loss)	$1,077	$(5,598)
Basic weighted average common shares outstanding	39,497	32,900

Earnings/(loss) per share - basic	$0.03	$(0.17)

Basic weighted average common shares outstanding	$39,497	$32,900
Effect of dilutive securities:
Convertible senior notes	—	—
Dilutive stock awards	546	—
Dilutive employee stock purchase plan shares	15	—

Diluted weighted average common shares outstanding	40,058	32,900

Earnings/(loss) per share - diluted	$0.03	$(0.17)

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
6.75% convertible senior notes	8,205	—
6.50% convertible senior notes	3,165	3,165
Stock awards	3,728	3,140
Employee stock purchase plan shares	—	27
Warrants	6,109	6,109

Anti-dilutive weighted average common shares	21,207	12,441

Net Revenue by Product Line

Net revenue by new product lines was as follows:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
High-performance analog	$19,190	$14,344
Communication processors	14,630	19,226
Wireless infrastructure	4,574	272
Intellectual property	6,000	90

Total net revenue	$44,394	$33,932

Net revenue by historical product lines was as follows:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
High-performance analog products	$19,190	$14,344
Communications convergence processing products	14,051	14,989
WAN communications products	5,153	4,509
Intellectual property	6,000	90

Total net revenue	$44,394	$33,932

In previous reporting periods, the Company reported the following three product lines: communications convergence processing, high-performance analog and WAN communications. As previously reported, communications convergence processing included small cell wireless equipment. Beginning this quarter, to better align with its investment focus and provide greater transparency into the execution of its growth business, the Company is reporting small cell wireless infrastructure revenues as a standalone category. The Company is also combining the communications convergence processing, excluding small cell wireless infrastructure revenues, and WAN businesses into communications processors. High-performance analog will remain unchanged. Therefore, the Company’s three new product lines will be wireless infrastructure, communications processors and high-performance analog.

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Americas	$11,510	$5,516
Asia-Pacific	29,430	26,558
Europe, Middle East and Africa	3,454	1,858

Total net revenue	$44,394	$33,932

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Research and Development Expenses

The Company receives certain reimbursements from its customers related to the development of certain products or product features. In the first quarter of fiscal 2013, the Company offset $252,000 in development expenses related to these services. The cost reduction is recognized when services are performed and customer acceptance has been received.

Supplemental Cash Flow Information

Non-cash investing and financing activities consisted of the following:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Interest paid	$1,329	$—
Income taxes paid, net of refunds received	125	41
Purchase of property and equipment on account	47	264
License of intellectual property on account	23	4,428
Leasehold improvements paid by landlord	805	—

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended
	December 28,	December 30,
	2012	2011
Customer A	31%	21%
Customer B	16%	20%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	December 28,	September 28,
	2012	2012
Customer A	28%	20%
Customer B	16%	19%

3. Business Combination

On February 6, 2012, the Company completed the acquisition of picoChip, Inc. and its wholly owned subsidiaries (picoChip). picoChip is a supplier of integrated system-on-chip (SoC) solutions for small cell base stations. Pursuant to the terms of the acquisition agreement, all of picoChip’s outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s common stock.

The acquisition-date fair value of the consideration transferred totaled $64.3 million, which consisted of cash, common stock and contingent consideration. The cash consideration transferred upon the close of the acquisition was $20.5 million, of which, $14.3 million was deposited into an escrow account and a majority of the remaining $6.2 million was used to pay the remainder of picoChip’s outstanding debt. Claims against the escrow account can be made until June 30, 2013, which is subject to extension if outstanding claims against the escrow remain unresolved at that date. Due to the nature of the escrow account, the cash portion of the consideration transferred has been determined only provisionally and is subject to change pending the outcome of potential escrow claims. The accounting for such changes and the finalization of the net asset adjustment are discussed below.

The acquisition agreement contained provisions for additional earnout payments, contingent on the achievement of milestones relating to: (i) revenue associated with sales of certain picoChip products for the period beginning on the closing of the acquisition and ending on December 31, 2012; and (ii) product and business development milestones. The revenue milestone was not met and therefore the related liability was reduced to zero. The business development milestone was not achieved and therefore the earnout’s fair value was reduced to zero. Although one of the product development milestones was achieved, the second product development milestone was not achieved within the required timeframe and therefore the product development earnouts’ fair value was reduced from a total of $4.5 million to $2.5 million in the fourth quarter of fiscal 2012.

The Company has the right to offset its earnout payments, if any, with certain employee termination liabilities incurred subsequent to the close of the acquisition. The estimated employee termination liabilities have been discounted at a risk-free rate because the Company will not realize the benefit of these reductions to earnout payments until the earnout payments have been made. As of December 28, 2012, the offsetting employee termination expenses were estimated to be $634,000, reducing the net contingent consideration liability from $2.5 million to $1.9 million, and are not included in the quantitative information tables in Note 4.

As discussed above, the cash portion of the purchase price has not been finalized. In particular, the acquisition agreement stipulates that the purchase price is to be reduced if the actual net assets as defined in the agreement are determined to be less than the estimated net assets. The Company and the picoChip selling shareholders’ representative have not reached agreement on the amount of the actual net assets as of the acquisition date. Under generally accepted accounting principles, the measurement period for making adjustments to the purchase price allocation for business combinations ends one year after the acquisition date. Accordingly, any adjustment resulting from the resolution of this matter would be recorded in the Company’s results of operations.

4. Fair Value Measurements

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

The following table represents financial assets and liabilities that the Company measured at fair value. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820:

	Fair Value as of December 28, 2012	Fair Value Measurements at December 28, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,046	$20,046	$—	$—

Assets at fair value	$20,046	$20,046	$—	$—

Liabilities
Contingent consideration	$1,866	$—	$—	$1,866

Liabilities at fair value	$1,866	$—	$—	$1,866

	Fair Value as of September 28, 2012	Fair Value Measurements at September 28, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,040	$20,040	$—	$—

Assets at fair value	$20,040	$20,040	$—	$—

Liabilities
Contingent consideration	$1,876	$—	$—	$1,876

Liabilities at fair value	$1,876	$—	$—	$1,876

The following table presents a reconciliation of the beginning and ending balances of the Company’s liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 28, 2012:

Contingent Consideration
(in thousands)
Balance as of September 28, 2012	$1,876
Additions	—
Change in fair value of contingent consideration	(10)

Balance as of December 28, 2012	$1,866

The fair value measurements of the contingent consideration discussed above were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The key assumptions were as follows:

Quantitative Information about Level 3 Fair Value Measurements as of December 28, 2012
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)
Revenue Earnout	$—	N/A	Probability of Achieving	0.0%
Business Development Earnout	$—	N/A	Probability of Achieving	0.0%
Product Development Earnout (1 of 2)	$—	Income Approach	Probability of Achieving	0.0%
Product Development Earnout (2 of 2)	$2,500	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)

Quantitative Information about Level 3 Fair Value Measurements as of September 28, 2012
Liability	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)
Revenue Earnout	$—	N/A	Probability of Achieving	0.00%
Business Development Earnout	$—	N/A	Probability of Achieving	0.00%
Product Development Earnout (1 of 2)	$—	Income Approach	Probability of Achieving	0.00%
Product Development Earnout (2 of 2)	$2,500	Income Approach	Probability of Achieving	100.0% (90.0% - 100.0%)

As of December 28, 2012, the offsetting employee termination expenses and costs expected to be incurred to achieve the product development earnout were estimated to be $634,000 and are not included in the above tables.

Intangible asset valuations completed in connection with the Company’s acquisition of picoChip have been based on level 3 inputs. The following table represents the Company’s acquired intangible assets subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820:

Quantitative Information about Level 3 Fair Value Measurements as of February 6, 2012
Asset	Fair Value	Valuation Technique	Unobservable Inputs	Selected Input (Range)
(in thousands, except percentages)
Trade Names and Trademarks	$310	Relief from Royalty	Revenue Projections	12.5% Market Share
			Estimated Useful Life	2 years (1 year - 3 years)
Developed Technology	$11,800	Relief from Royalty	Revenue Attrition	5.0% - 10.0% (5.0% - 10.0%)
			Core Revenue Attributable	25.0% (15.0% - 35.0%)
			Base Revenue Projections	12.5% Market Share
IPR&D	$800	Income Approach	Revenue Attrition	5.0% (5.0% - 10.0% per Year)
			Expected Product Cycle	5 Years (3 Years to 7 Years)
			Base Revenue Projections	12.5% Market Share
Customer Relationships	$1,500	Multi-Period Excess Earnings	Revenue Attrition	20.0% (19.3% - 20.8% per Year)
			Base Revenue Projections	12.5% Market Share
			Margin Improvement	80.0% (60.0% - 90.0% of Sales and Executive Professional Time)
			Estimated Useful Life	7 Years (5 Years to 10 Years)

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

The following table presents stock-based compensation by functional line item presented on the unaudited consolidated condensed statements of operations:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Cost of goods sold	$45	$(43)
Research and development	913	652
Selling, general and administrative	1,713	1,541

Total stock-based compensation	$2,671	$2,150

A management bonus accrual of $380,000 was recorded during the three months ended December 28, 2012. The Company expects to pay 75% of the bonus in cash and 25% in equity awards. The equity award portion of the bonus is included in the selling, general and administrative line item in the above table.

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended
	December 28,	December 30,
	2012	2011
Weighted-average assumptions:
Expected option life	*	3.5 years
Risk-free interest rate	*	0.6%
Expected volatility	*	91%
Dividend yield	*	—
Weighted-average grant date fair value per share	*	$3.26

*	No stock options were granted during the period.

Stock Option Awards

The following tables summarize stock option activity:

			Weighted-Average	Aggregate
	Number	Weighted-Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at September 28, 2012	2,375	$6.71	5.1 years	$648
Granted	—	—
Exercised	(73)	2.10
Forfeited or expired	(143)	9.27

Outstanding at December 28, 2012	2,159	$6.69	5.2 years	$998

Vested and expected to vest	2,085	$6.69	5.2 years	$991

Exercisable at December 28, 2012	1,330	$6.61	4.3 years	$920

Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	to Vest
(in thousands)
Service-based	$2,245	0.9

Stock Awards

The following tables summarize stock award activity:

		Weighted-
		Average
	Number	Grant Date	Fair Value of
	of Shares	Fair Value	Shares Vested
	(in thousands)		(in thousands)
Outstanding at September 28, 2012	2,620	$6.29
Granted	344	3.63
Vested	(225)	6.99	$774
Forfeited	(167)	8.22

Outstanding at December 28, 2012	2,572	$6.09

		Remaining
		Unrecognized	Remaining
		Compensation	Years
Vesting Condition		Cost	to Vest
		(in thousands)
Service-based		11,447	0.9
Market-based		5	0.1

Stock awards		11,452

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments. As of December 28, 2012, no events of default have occurred.

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

For financial accounting purposes, the requirements for the Company to make additional interest payments in the event of early redemption by the Company and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. As of December 28, 2012, the fair value of these embedded derivatives has been estimated and is not significant. The Company’s contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of December 28, 2012, the fair value of this contingent obligation has been estimated at $253,000 and is recorded in other liabilities.

The estimated fair value of these notes as of December 28, 2012 was approximately $40.6 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 83.6%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10.0%.

The Company incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At December 28, 2012, debt issuance costs of $438,000, net of accumulated amortization, were included in other assets.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	December 28,	September 28,
	2012	2012
	(in thousands)
Principal value of the liability component	$32,000	$32,000
Unamortized value of the debt discount	(1,405)	(1,484)

Net carrying value of the liability component	$30,595	$30,516

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Interest expense - coupon	$548	$—
Interest expense - debt discount amortization	80	—

Total	$628	$—

Effective interest rate on the liability for the period	7.85%	0.00%

Loan and Security Agreement

A loan and security agreement was entered into between the Company and Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of December 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At December 28, 2012, the Company’s outstanding revolving credit facility balance of $13.5 million totalled the entire amount of the eligible borrowing base. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of December 28, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $306,000 for the three months ended December 28, 2012.

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

The Company incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At December 28, 2012, debt issuance costs of $422,000, net of accumulated amortization, were included in other assets.

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

The estimated fair value of these notes as of December 28, 2012 was approximately $15.2 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 60.6%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10.0%.

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of December 28, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	December 28,	September 28,
	2012	2012
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of the debt discount	(259)	(366)

Net carrying value of the liability component	$14,741	$14,634

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(in thousands)
Interest expense - coupon	$244	$245
Interest expense - debt discount amortization	106	102

Total	$350	$347

Effective interest rate on the liability for the period	9.33%	9.25%

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

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in the Company’s research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. Approximately $2.3 million in charges were incurred through the first quarter of fiscal 2013 related to this plan. Of the amounts incurred, $2.1 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space. The Company currently expects to incur total charges ranging from approximately $4.0 million to $5.0 million, including cash expenditures ranging from approximately $3.5 million to $4.5 million, each primarily related to severance costs for affected employees.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through December 28, 2012 were as follows:

	Workforce	Facilities
	Reductions	and Other	Total
	(in thousands)	(in thousands)	(in thousands)
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

The remaining accrued restructuring balance principally represents employee severance costs and contractual obligations on vacated office space. The Company expects to pay these remaining employee severance obligations through the fourth quarter of fiscal 2013 and the remaining contractual obligations on vacated office space through the second quarter of fiscal 2015, the end of the related lease term.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the selling, general and administrative functions and WAN product line, which is new part of the communications processors product line. The Company incurred $1.2 million of charges related to severance costs for the affected employees. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through December 28, 2012 were as follows:

Workforce
Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012	$32

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the third quarter of fiscal 2013.

9. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate for fiscal 2012 is primarily due to the full valuation allowance offsetting any current period benefit from operating losses and the effect of foreign earnings taxed at rates differing from the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate for fiscal 2013 is primarily due to a change in the Company’s valuation allowance offsetting any current period liability from operating gains and the effect of foreign earnings taxed at rates differing from the federal statutory rate.

10. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.3 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.2 million for products sold that include the licensed intellectual property. As of December 28, 2012, the Company has paid $3.5 million in related license fees.

11. Subsequent Events

In January 2013, Clark Leips, a purported shareholder of the Company, filed a lawsuit against the Company and its board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for the Company’s chief executive officer that exceeded the respective sub-limitations under Section 5 of the Company’s 2003 long-term incentives plan for grants to a single participant in any calendar year. Plaintiff also alleged that the disclosures in the proxy statement for the Company’s 2013 annual meeting of stockholders are inadequate. The plaintiff seeks, among other things, injunctive relief, damages, rescission of the excess grants, disgorgement and attorney’s fees. Plaintiff filed a motion to enjoin the Company’s 2013 annual meeting of stockholders until the Company issued additional disclosures to supplement the proxy statement. On January 22, 2013, the Company filed a supplement to the proxy statement. The motion for an injunction was then withdrawn by the plaintiff. Management does not believe the resolution of this matter will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for our fiscal year ended September 28, 2012.

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (WAN) (fixed and mobile). In previous reporting periods, we had organized our solutions for these interrelated and rapidly converging networks into three product lines: communications convergence processing, high-performance analog and WAN communications. As previously reported, communications convergence processing included small cell wireless equipment. Beginning this quarter, to better align with our investment focus and provide greater transparency into the execution of our growth business, we are reporting small cell wireless infrastructure revenues as a standalone category. We are also combining the communications convergence processing, excluding small cell wireless infrastructure revenues, and WAN businesses into communications processors. High-performance analog will remain unchanged. Therefore, our three product lines will be wireless infrastructure, communications processors and high-performance analog. Our wireless infrastructure products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the mobile (3G/4G) carrier infrastructure, including residential, and enterprise platforms. Our communications processors products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed carrier infrastructure platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications.

Our products are sold to original equipment manufacturers (OEMs) for use in a variety of network infrastructure equipment, including:

•	Wireless Infrastructure – 3G/4G long-term evolution (LTE) wireless small cell base stations in the carrier infrastructure, including residential and enterprise;

•

Communications Processors – triple-play access gateways for Voice-over-Internet Protocol (VoIP) and data processing platforms; broadband customer premises equipment (CPE) gateways and other equipment that carriers use to deliver voice, data and video services to residential subscribers; Internet Protocol (IP) private branch exchange (PBX) equipment and security appliances used in the enterprise and circuit-switched networking equipment that implements asynchronous transfer mode (ATM) and T1/E1 and T3/E3 communications protocols; and

•

High-Performance Analog – next-generation fiber access network equipment (including passive optical networking, or PON, systems); switching and signal conditioning products supporting fiber-to-the-premise, optical transport networks (OTN), storage and server systems and broadcast video, inclusive of routers and other systems that are driving the migration to 3G high-definition (HD) transmission.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 63% of our net revenue for the first three months of fiscal 2013. Our revenue is well diversified globally, with 86% of net revenue for the first three months of fiscal 2013 coming from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We believe we are well-situated in China, where fiber deployments are being rolled out by the country’s major telecommunications carriers. Through our OEM customers, we are shipping into the fiber-to-the-building (FTTB) deployments of China Telecom, China Unicom and China Mobile. Approximately 29% of our net revenue for the first three months of fiscal 2013 was derived from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $15.6 million on research and development in the first three months of fiscal 2013. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including wireless infrastructure solutions for small cell base station processing, communications processors for VoIP and other high-bandwidth multiservice access applications, and high-performance analog applications such as optical networking and broadcast-video transmission. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to inventories, stock-based compensation, revenue recognition, deferred income taxes and uncertain tax positions, business combinations, goodwill and other long-lived assets, and impairment of goodwill and other long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 28, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

Recent Accounting Pronouncements

In October 2012, the FASB issued accounting guidance covering a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by our new product lines:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
High-performance analog	$19,190	44%	$14,344	42%	$4,846	33.8%
Communications processors	14,630	33%	19,226	57%	(4,596)	-23.9%
Wireless infrastructure	4,574	9%	272	1%	4,302	1581.6%

Total net product revenue	38,394	86%	33,842	100%	4,552	13.5%
Intellectual property	6,000	14%	90	0%	5,910

Net revenue	$44,394	100%	$33,932	100%	$10,462	30.8%

The following table summarizes fiscal quarter net revenue by the historical product lines:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
High-performance analog products	$19,190	43%	$14,344	43%	$4,846	33.8%
Communications convergence processing products	14,051	32%	14,989	44%	(938)	-6.3%
WAN communications products	5,153	11%	4,509	13%	644	14.3%

Total net product revenue	38,394	86%	33,842	100%	4,552	13.5%
Intellectual property	6,000	14%	90	0%	5,910

Net revenue	$44,394	100%	$33,932	100%	$10,462	30.8%

Net revenue from high-performance analog products increased in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012 due to increased demand for crosspoint switches and optical physical media devices. Net revenue from wireless infrastructure products also increased in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012 due to increased shipments of our system-on-chip (SoC) products for small cell base stations. These increases were partially offset by a decrease in sales in communications processors products. Net revenue from our communications processors products decreased in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, despite a slight increase in Ethernet products for wide area networks. The decline is due to a slowdown in the infrastructure voice market, as well as a decrease in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers.

In the first fiscal quarter of 2013, we also sold $6.0 million in intellectual property compared to $90,000 in intellectual property sales in the first fiscal quarter of 2012. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

The demand environment was dynamic throughout the first quarter of fiscal 2013. Certain customers increased or accelerated product orders to earn financial incentives, while other customers requested product shipments that could not be supported due to standard manufacturing lead times exceeding the time between orders being placed and requested delivery dates. The net impact of these activities was an increase to net revenue of $2.1 million for the three months ended December 28, 2012.

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

The following table presents fiscal quarter gross margin:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
		(in thousands, except percentages)
Gross margin	$29,300	66%	$19,713	58%	$9,587	48.6%

Gross margin increased for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 by approximately $9.6 million due to a $4.6 million, or 13.5%, increase in product revenue and a $5.9 million increase in intellectual property revenue. The increase in our gross margin as a percent of net revenue for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was driven primarily by a change in product mix, as well as an increase in intellectual property revenue, which had no associated cost. These increases in gross margin as a percent of net revenue were partially offset by the amortization of acquired intangible assets related to the picoChip acquisition.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$9,473		$8,965		$508	5.7%
Stock-based compensation	913		652		261	40.0%
Design & development costs	2,117		2,954		(837)	-28.3%
Facilities	2,097		1,362		735	54.0%
Depreciation	765		592		173	29.2%
Other	232		483		(251)	-52.0%

Research and development	$15,597	35%	$15,008	44%	$589	3.9%

R&D expenses increased modestly for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to an increase in personnel-related costs. This increase was primarily due to the addition of personnel costs related to the picoChip R&D employees obtained during the second quarter of fiscal 2012. R&D expense also increased due to increased facilities and depreciation expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip. These increases were mostly offset by design and development cost reductions, as part of the restructuring plan we undertook in fiscal 2012.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$5,051		$5,056		$(5)	-0.1%
Stock-based compensation	1,713		1,541		172	11.2%
Professional fees & outside services	1,061		1,870		(809)	-43.3%
Facilities	508		781		(273)	-35.0%
Depreciation	166		186		(20)	-10.8%
Other	1,111		696		415	59.6%

Selling, general and administrative	$9,610	22%	$10,130	30%	$(520)	-5.1%

SG&A expenses decreased for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to a reduction in professional fees and outside services. In the first quarter of fiscal 2012, professional fees and outside services included approximately $800,000 in expenses incurred related to the acquisition of picoChip which closed on February 6, 2012.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, we committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in our research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. We made the decision to implement the restructuring in furtherance of our efforts to reduce operating expenses and cash consumption. Approximately $2.3 million in net charges were incurred through the first quarter of fiscal 2013 related to this plan. Of the amounts incurred, $2.1 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space.

Activity and liability balances related to our fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through December 28, 2012 were as follows:

	Workforce	Facilities
	Reductions	and Other	Total
	(in thousands)	(in thousands)	(in thousands
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

The remaining accrued restructuring balance principally represents employee severance costs and contractual obligations on vacated office space. We expect to pay these remaining employee severance obligations through the third quarter of fiscal 2013 and the remaining contractual obligations on vacated office space through the second quarter of fiscal 2015, the end of the related lease term.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the selling, general and administrative functions and (WAN) product line, which is now part of the communications processors product line. We incurred $1.1 million of charges related to severance costs for the affected employees during the fourth quarter of fiscal 2011. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011. An additional $138,000 of charges was incurred related to severance costs for the affected employees during the third quarter of fiscal 2012.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through December 28, 2012 were as follows:

Workforce
Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012	$32

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the third quarter of fiscal 2013.

Interest Expense

The following tables present details of fiscal quarter interest expense:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
		(in thousands, except percentages)
Interest expense	$1,389	3%	$387	1%	$1,002	258.9%

In the first quarter of fiscal 2013, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes. In the first quarter of fiscal 2012, interest expense primarily consisted of interest on our 6.50% convertible senior notes.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses. The following table presents details of fiscal quarter other income, net:

	Three Months Ended
	December 28,	% of Net	December 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Other Income/(Expense), Net	$16	0%	$302	1%	$(286)	-94.7%

The decrease in other income, net, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 reflected a $230,000 increase in net foreign exchange losses and a $70,000 increase in the fair value of a contingent obligation on our 6.75% convertible senior notes.

Income Taxes

Our provision for income taxes for the first quarter of fiscal 2013 and 2012 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at December 28, 2012. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

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

We are obligated to make an earnout payment, contingent upon the achievement of certain milestones, to the shareholders of picoChip. As of December 28, 2012, the estimated amount payable as a result of the achievement of these milestones was $1.9 million. The earnout payment will be paid in the first quarter of calendar 2013. The payment may be made in the form of cash, stock or any combination thereof. We are also obligated to make a payment of approximately $3.5 million to the picoChip escrow account related to a research and development tax credit.

We believe that our existing cash balances, cash expected to be generated from operations and our revolving credit facility will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months. We have principal payments of $375,000 due each quarter during calendar 2013 on our term loan with Silicon Valley Bank and $15.0 million of principal payments due in August 2013 on our 6.50% convertible notes. We have no other principal payments on debt obligations for the next 12 months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	December 28,	September 28,	Increase/
	2012	2012	(Decrease)
	(in thousands)
Working capital	$30,442	$28,775	$1,667

Cash and cash equivalents	$51,137	$49,098	$2,039

Cash and cash equivalents increased as a result of cash provided by operating activities. The cash provided by operating activities was partially offset by cash used in our investing activities.

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	December 28,	December 30
	2012	2011
	(in thousands)
Net cash provided by/(used in):
Net income	$1,077	$(5,598)
Non-cash operating expenses, net	7,441	5,056
Changes in operating assets and liabilities:
Receivables	(2,193)	(590)
Inventories	916	2,428
Other assets, net	4,207	854
Accounts payable	(909)	(1,009)
Deferred income on sales to distributors	(790)	8
Restructuring charges	(909)	(528)
Accrued compensation and benefits	(1,134)	(2,481)
Accrued expenses and other current liabilities	(1,667)	1,627
Other liabilities, net	182	(113)

Net cash provided by operating activities	6,221	(346)
Net cash used in investing activities	(4,704)	(2,681)
Net cash provided by financing activities	497	555
Effect of foreign exchange rate changes on cash	25	6

Increase/(decrease) in cash and cash equivalents	$2,039	$(2,466)

Operating activities generated cash for the first quarter of fiscal 2013 due to our net income and cash provided by net non-cash operating adjustments, partially offset by changes in operating assets and liabilities. Significant non-cash adjustments included stock-based compensation expense, restructuring charges, depreciation and amortization. Net income was also adjusted for a decrease in prepaid and other current assets due to the receipt of an international tax receivable related to our picoChip acquisition, as well as the collection of our tenant improvement incentives from the new operating lease of our corporate headquarters. Cash outflows related to an increase in our accounts receivable balance due to the timing of sales and the timing of cash collections. Cash outflows also related to a decrease in accrued restructuring charges due to payments made mainly on the restructuring plan implemented in the fourth quarter of fiscal 2012 and a decrease in accrued compensation and benefits mainly due to the timing of our payroll calendar.

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

Investing Activities

Investing activities used cash for the first quarter of fiscal 2013 due to payments under license agreements of $2.5 million and the purchase of property, plant and equipment of $2.2 million.

Investing activities used cash for the first quarter of fiscal 2012 due to payments under licensed and purchased intangibles of $1.1 million and the purchase of property, plant and equipment of $1.6 million.

Financing Activities

Financing activities provided cash for the first quarter of fiscal 2013 due to $770,000 in proceeds from equity compensation programs. This cash inflow was partially offset by $216,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $67,000 in payments made on capital lease obligations.

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

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017 for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 7.85% for the first quarter of fiscal 2013. The interest expense for the $32.0 million convertible debt for the first quarter of fiscal 2013 was $628,000.

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments. As of December 28, 2012, no events of default have occurred.

For financial accounting purposes, the requirements for us to make additional interest payments in the event of early redemption by us and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. As of December 28, 2012, the fair value of these embedded derivatives has been estimated and is not significant. Our contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of December 28, 2012, the fair value of this contingent obligation has been estimated at $253,000 and is recorded in other liabilities.

We incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At December 28, 2012, debt issuance costs of $438,000, net of accumulated amortization, was included in other assets.

Loan and Security Agreement

On February 6, 2012, we entered into a loan and security agreement between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of December 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan will be paid quarterly beginning in calendar year 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility is paid quarterly.

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At December 28, 2012, we had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $13.5 million. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of December 28, 2012, the interest rate on both the term loan facility and the revolving credit facility was 4.25%. Total interest expense incurred on the term loan facility and revolving credit facility was $306,000 for the first quarter of fiscal 2013.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement requires us to meet certain requirements relating to a liquidity ratio and minimum cash and cash equivalent levels. If we fail to maintain the liquidity ratio and cash and cash equivalent levels within certain targets, we will be required to maintain covenants relating to adjusted EBITDA and a fixed charge coverage ratio. As of December 28, 2012, we have maintained the required liquidity ratio and cash and cash equivalent levels.

We incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At December 28, 2012, debt issuance costs of approximately $422,000, net of accumulated amortization, was included in other assets.

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

The 6.50% convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal amount of the notes. At December 28, 2012, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an embedded derivative. At December 28, 2012, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture: (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency); and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder. As of December 28, 2012, no events of default have occurred.

Contractual Obligations

There have been no material changes to the amounts in our contractual obligations as of December 28, 2012, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of December 28, 2012, the carrying value of our cash and cash equivalents approximated fair value.

At December 28, 2012, our debt consisted of a revolving credit facility, a term loan facility and short-term and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.50% and 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At December 28, 2012, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at December 28, 2012, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2012. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 28, 2012, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2013, Clark Leips, a purported shareholder of ours, filed a lawsuit against us and our board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for our chief executive officer that exceeded the respective sub-limitations under Section 5 of our 2003 long-term incentives plan for grants to a single participant in any calendar year. The plaintiff also alleged that the disclosures in the proxy statement for our 2013 annual meeting of stockholders are inadequate. The plaintiff seeks, among other things, injunctive relief, damages, rescission of the excess grants, disgorgement and attorney’s fees. The plaintiff filed a motion to enjoin our 2013 annual meeting of stockholders until we issued additional disclosures to supplement the proxy statement. On January 22, 2013, we filed a supplement to the proxy statement. The motion for an injunction was then taken off calendar. We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.

In addition, we are, from time to time, subject to legal proceedings and claims that arise in the normal course of our business. We do not believe that the ultimate outcome of any such currently pending matters, if any, arising in the normal course of business will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. We encourage investors to review these risk factors, as well as those contained under “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.

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

In recent periods, our debt obligations have increased. As of December 28, 2012, we had $47.0 million in aggregate principal amount of convertible senior notes outstanding. In addition, our loan and security agreement with SVB includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of December 28, 2012, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. Our debt obligations may adversely impact our financial condition. For example, our debt obligations may:

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

Acquisition transactions are subject to inherent risks and uncertainties, including, among others, risks associated with the successful integration of geographically separate organizations; the ability to integrate the companies’ technologies; and the potential for key employee attrition. Acquisition transactions could also result in large one-time write-offs, amortization expenses related to intangible assets, limitations on our ability to use our net operating loss carryforwards, litigation or other claims in connection with the acquired company and the diversion of management’s time and attention from operating our business to acquisition integration challenges. Litigation or other claims may arise relating to certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments, which are currently in dispute. Operationally, the business of picoChip has depended on key customer and supplier relationships, and we will need to maintain those relationships. If we fail to maintain those relationships, it would have an adverse effect on our operating objectives and could have an adverse effect on our future operating results. Integration of our respective operations, including technology integration and integration of financial and administrative functions, may not proceed as we currently anticipate and could result in presently unanticipated costs or expenses (including unanticipated capital expenditures) that could have an adverse effect on our future operating results. We may also incur liability for activities of picoChip and its subsidiaries prior to the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities. In addition, we have no recent experience operating our business in the United Kingdom and lack familiarity with local laws, regulations and business practices. We cannot provide any assurances that we will achieve our business and financial objectives in connection with the acquisition of picoChip.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 88% of our net revenue for the first quarter of fiscal 2013. China is a particularly important international market for us, as approximately 29% of our net revenue for the first quarter of fiscal 2013 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

•

government export regulations as they apply to the encryption or other features contained in some of our products, which could limit our ability to manufacture the affected products at foreign foundries or ship these products to certain customers;

•	tariffs, duties and other import or export restrictions imposed by foreign governments on components that we obtain from non-domestic supplier;

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

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant costs to comply with these regulations or to remedy violations. Any failure by us to comply with applicable government regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.

For example, the SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires new disclosures concerning the use of conflict minerals, generally tantalum, tin, gold, or tungsten, that originated in the Democratic Republic of the Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products will create additional costs in order to comply with the new disclosure requirements and we may not be able to certify that the metals in our products are conflict free, which may create issues with our customers. In addition, the new rule may affect the pricing, sourcing and availability of minerals used in the manufacture of our products.

We must conform the manufacture and distribution of our products to various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

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

At December 28, 2012, we had $47.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 11.4 million shares of common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 63% of our revenue for the first quarter of fiscal 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)
September 29, 2012 to October 26, 2012	4,855	$3.55
October 27, 2012 to November 23, 2012	50,627	3.45
November 24, 2012 to December 28, 2012	6,142	3.98

	61,624	$3.51

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.7	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.8	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.9	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.10	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

4.11	Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.12	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.13	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.12 hereto), is incorporated herein by reference.

+10.1	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: February 6, 2013	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: February 6, 2013	By	/s/ JAMES M. WATKINS
James M. Watkins
Vice President and Principal Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

+10.1	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.