Form 10-Q
period 2013-03-29
MINDSPEED TECHNOLOGIES, INC
filed 2013-05-08
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

The number of outstanding shares of the Registrant’s Common Stock as of April 26, 2013 was 43,249,121.

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

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	cash requirements and terms and availability of financing;

•	our review of strategic alternatives;

•	successful and timely development in new markets and introduction of competitive new products;

•	significant fluctuations in the price of our common stock;

•	impairment of our goodwill;

•	the adverse effect our debt obligations may have on our financial condition;

•	loss of or diminished demand from one or more key customers or distributors;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	pricing pressures and other competitive factors;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	our ability to attract and retain qualified personnel;

•	maintaining compliance with applicable governmental regulations;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	lengthy sales cycles;

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands)

	March 29, 2013	September 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$46,572	$49,098
Receivables, net of allowance for doubtful accounts of $308 at March 29, 2013 and $356 at September 28, 2012	19,348	14,527
Inventories	11,006	10,482
Prepaid expenses and other current assets	4,309	10,497

Total current assets	81,235	84,604
Property, plant and equipment, net	17,194	16,031
Intangible assets, net	32,986	35,351
Goodwill	26,596	57,110
Other assets	4,164	4,000

Total assets	$162,175	$197,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,150	$9,262
Accrued compensation and benefits	5,510	6,401
Deferred income on sales to distributors	3,704	4,396
Deferred revenue	1,459	2,338
Line of credit—short term	5,521	5,511
Short term debt	16,348	15,384
Contingent consideration	1,866	1,876
Other current liabilities	9,812	10,661

Total current liabilities	54,370	55,829
Line of credit—long-term	8,000	8,000
Long-term debt	44,174	44,765
Other liabilities	7,107	6,767

Total liabilities	113,651	115,361
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,242 (March 29, 2013) and 41,551 (September 28, 2012) issued and outstanding shares	435	416
Additional paid-in capital	377,899	371,949
Accumulated deficit	(329,491)	(290,507)
Accumulated other comprehensive loss	(319)	(123)

Total stockholders’ equity	48,524	81,735

Total liabilities and stockholders’ equity	$162,175	$197,096

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue:
Products	$35,385	$34,858	$73,779	$68,700
Intellectual property	—	501	6,000	591

Total net revenue	35,385	35,359	79,779	69,291
Cost of goods sold	16,615	14,839	31,709	29,058

Gross margin	18,770	20,520	48,070	40,233

Operating expenses:
Research and development	16,106	17,740	31,703	32,748
Selling, general and administrative	10,183	13,088	19,781	22,410
Goodwill impairment charge	30,466	—	30,466	—
Impairment of indefinite-lived intangible assets	500	—	500	—
Acquisition-related costs	178	2,259	190	3,067
Restructuring charges	676	1,272	2,248	1,272

Total operating expenses	58,109	34,359	84,888	59,497

Operating loss	(39,339)	(13,839)	(36,818)	(19,264)
Interest expense	(1,291)	(571)	(2,680)	(959)
Other income, net	730	309	746	611

Loss before income taxes	(39,900)	(14,101)	(38,752)	(19,612)
Provision for income taxes	154	134	225	222

Net loss	$(40,054)	$(14,235)	$(38,977)	$(19,834)

Net loss per share:
Basic	$(1.00)	$(0.39)	$(0.98)	$(0.57)
Diluted	$(1.00)	$(0.39)	$(0.98)	$(0.57)
Weighted-average number of shares used in per share computation:
Basic	40,115	36,293	39,809	34,597
Diluted	40,115	36,293	39,809	34,597

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPRENENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net loss	$(40,054)	$(14,235)	$(38,977)	$(19,834)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(241)	23	(195)	(88)

Comprehensive loss	$(40,295)	$(14,212)	$(39,172)	$(19,922)

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	March 29, 2013	March 30, 2012
Cash Flows From Operating Activities
Net loss	$(38,977)	$(19,834)
Adjustments required to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property, plant and equipment	3,108	3,108
Amortization of license agreements	1,391	1,240
Amortization of intangible assets	702	217
Asset impairments	2,560	—
Restructuring charges	2,248	1,272
Goodwill impairment charge	30,466	—
Impairment of indefinite-lived intangible assets	500	—
Stock-based compensation	5,916	5,456
Inventory provisions	442	1,539
Amortization of debt discount on convertible debt	482	300
Other non-cash items, net	(53)	35
Changes in assets and liabilities, net of acquisitions:
Receivables	(4,769)	(7,632)
Inventories	(966)	3,779
Other assets, net	4,889	1,001
Accounts payable	(449)	4,425
Deferred income on sales to distributors	(692)	(471)
Restructuring charges	(1,829)	(1,349)
Accrued compensation and benefits	(899)	(3,656)
Accrued expenses and other current liabilities	(1,612)	(1,024)
Other liabilities, net	198	(76)

Net cash provided by/(used in) operating activities	2,656	(11,670)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,443)	(2,334)
Payments under license agreements	(2,687)	(7,341)
Net cash paid for acquired companies	—	(20,096)

Net cash used in investing activities	(5,130)	(29,771)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(110)	(281)
Borrowings under term loan	—	15,000
Borrowings under line of credit	1,420	14,807
Payments made on line of credit	(1,410)	(1,317)
Deferred financing costs	—	(378)
Repurchase of restricted stock for income tax withholding	(858)	(575)
Proceeds from equity compensation programs	915	1,362

Net cash (used in)/provided by financing activities	(43)	28,618

Effect of foreign currency exchange rates on cash	(9)	(50)

Net decrease in cash and cash equivalents	(2,526)	(12,873)
Cash and cash equivalents at beginning of period	49,098	45,227

Cash and cash equivalents at end of period	$46,572	$32,354

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

Basis of Presentation – The consolidated condensed financial statements, prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, goodwill and asset impairments (Note 3) and restructuring charges (Note 9), necessary to present fairly the Company’s financial position, results of operations and cash flows in accordance with GAAP. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The second quarter of fiscal 2013 and 2012 ended on March 29, 2013 and March 30, 2012, respectively.

Recent Accounting Standards – In February 2013, the FASB issued accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The provisions of this guidance will be effective for the Company in its first quarter of fiscal 2014 and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated condensed financial statements.

In October 2012, the FASB issued accounting guidance covering a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

Significant Accounting Policies – There were no significant changes to the Company’s significant accounting policies disclosed in its Annual Report on Form 10-K, filed on December 12, 2012, for the fiscal year ended September 28, 2012.

2. Financial Statement Details

Inventories

Inventories consisted of the following:

	March 29, 2013	September 28, 2012
	(in thousands)
Work-in-process	$5,205	$3,957
Finished goods	5,801	6,525

Total inventories	$11,006	$10,482

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed Intangibles

Licensed intangibles consisted mainly of licenses of intellectual property. See Note 3 for a discussion of the $2.0 million impairment charge on the carrying value of licensed intangibles during the second quarter of fiscal 2013.

	March 29, 2013	September 28, 2012
	(in thousands)
Licensed intangibles	$25,185	$28,145
Accumulated amortization	(4,489)	(6,286)

Licensed intangibles, net	$20,696	$21,859

Weighted-average remaining life	61 months	59 months

Amortization of licensed intangible assets included in costs of goods sold was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Amortization expense of licensed intangibles	$732	$597	$1,391	$1,240

Estimated future amortization of existing licensed intangible assets is as follows:

	Licensed Intangible Assets Amortization by Fiscal Year
	remainder of 2013	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Cost of goods sold	$1,870	$4,205	$4,062	$3,628	$3,615	$2,628	$688	$20,696

Acquired Intangibles

Acquired intangibles consisted of the following:

	March 29, 2013
	Gross	Accumulated Impairment	Accumulated Amortization	Net Book Value	Weighted- Average Useful Life
	(in thousands)				(in years)
Trade names and trademarks	$310	$—	$(239)	$71	1.5
Developed technology	11,800	—	(1,135)	10,665	12
Customer relationships	1,500	—	(246)	1,254	7
In-process research and development	800	(500)	—	300	Indefinite

	$14,410	$(500)	$(1,620)	$12,290

See Note 3 for a discussion of the $500,000 impairment charge on the carrying value of in-process research and development (IPR&D) during the second quarter of fiscal 2013.

	September 28, 2012
	Gross	Accumulated Amortization	Net Book Value	Weighted- Average Useful Life
	(in thousands)			(in years)
Trade names and trademarks	$310	$(136)	$174	1.5
Developed technology	11,800	(643)	11,157	12
Customer relationships	1,500	(139)	1,361	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(918)	$13,492

Amortization of acquired intangible assets included in the costs of goods sold and operating expense categories was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Cost of goods sold	$246	$152	$493	$152
Selling, general and adminstrative	104	65	208	65

	$350	$217	$701	$217

Estimated future amortization of existing acquired intangible assets, excluding IPR&D, is as follows:

	Acquired Intangible Assets Amortization by Fiscal Year
	remainder of 2013	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Cost of goods sold	$490	$983	$983	$983	$983	$983	$5,258	$10,663
Selling, general and adminstrative	180	214	214	214	214	214	77	1,327

	$670	$1,197	$1,197	$1,197	$1,197	$1,197	$5,335	$11,990

Goodwill

The change in the carrying amount of goodwill from fiscal 2012 is as follows:

Goodwill
(in thousands)
Balance as of September 28, 2012	$57,110
Impairment loss	(30,466)
Change in carrying value	(48)

Balance as of March 29, 2013	$26,596

See Note 3 for a discussion of the $30.5 million goodwill impairment charge during the second quarter of fiscal 2013.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	March 29, 2013	September 28, 2012
	(in thousands)
Deferred revenue on shipments to distributors	$4,071	$4,721
Deferred cost of goods sold on shipments to distributors	(403)	(361)
Reserves	36	36

Deferred income on sales to distributors	$3,704	$4,396

Other Liabilities

Details of other liabilities were as follows:

	March 29, 2013	September 28, 2012
	(in thousands)
Current
Deferred rent	$52	$53
Capital lease obligations	268	321
Accrued royalties	427	379
Accrued license fees	181	860
Accrued income taxes	889	707
Restructuring	846	427
Accrued interest	931	913
Escrow payable	3,491	3,491
Accrued professional fees	880	837
Other	1,847	2,673

Total other current liabilities	$9,812	$10,661

Long-term
Deferred rent	$5,407	$5,044
Capital lease obligations	11	68
Licensed intangibles payable	726	699
Other	963	956

Total other liabilities	$7,107	$6,767

Net Loss Per Share

The following table presents the number of potentially dilutive shares of the Company's common stock excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
6.75% convertible senior notes	8,205	—	8,205	—
6.50% convertible senior notes	3,165	3,165	3,165	3,165
Stock awards	3,071	3,308	3,127	3,205
Employee stock purchase plan shares	97	99	104	99
Warrants	6,109	6,109	6,109	6,109

Anti-dilutive weighted average common shares	20,647	12,681	20,710	12,578

Net Revenue by Product Line

Net revenue by product lines was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
High-performance analog	$15,683	$15,657	$34,873	$30,001
Communications processors	17,135	16,988	31,765	36,214
Wireless infrastructure	2,567	2,213	7,141	2,485
Intellectual property	—	501	6,000	591

Total net revenue	$35,385	$35,359	$79,779	$69,291

The Company’s high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. The Company’s communications processors products include ultra-low-power, multi-core DSP SoC products for the fixed carrier infrastructure, residential and enterprise platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure. The Company’s wireless infrastructure products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the mobile (3G/4G) carrier infrastructure, residential, and enterprise platforms.

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Americas	$6,720	$6,150	$18,230	$11,666
Asia-Pacific	25,309	26,380	54,739	52,938
Europe, Middle East and Africa	3,356	2,829	6,810	4,687

Total net revenue	$35,385	$35,359	$79,779	$69,291

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Research and Development Expenses

The Company receives certain non-recurring engineering reimbursements from its customers related to the development of certain products or product features. The Company offset $237,000 in the second quarter of fiscal 2013 and $489,000 in the six months ended March 29, 2013 in development expenses related to these services. The cost reduction is recognized when services are performed and customer acceptance has been received. There were no such offsets to development expenses for the first three and six months ended March 30, 2012.

Supplemental Cash Flow Information

Non-cash investing and financing activities consisted of the following:

	Six Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Interest paid	$2,711	$789
Income taxes paid, net of refunds received	218	105
Non-cash investing and financing activities consisted of the following:
Purchase of property and equipment through capital leasing arrangements	$—	$113
Contingent consideration payable in connection with business acquisition	—	10,038
Unpaid purchases of property and equipment	1,382	331
Unpaid licenses of intellectual property	887	2,872
Leasehold improvements paid by landlord	954	—
Issuance of equity in a business acquisition	—	33,791
Reclassification of prepaid assets to purchased intangibles	145	—

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Customer A	28%	23%	28%	22%
Customer B	22%	23%	18%	22%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	March 29, 2013	September 28, 2012
Customer A	17%	19%
Customer B	31%	13%
Customer C	11%	2%

3. Impairment

Impairment of Definite-Lived and Indefinite-Lived Intangible Assets

During the second quarter of fiscal 2013, in conjunction with the evaluation of goodwill, as discussed below, the Company believed there were impairment triggering events and circumstances which warranted an evaluation of certain definite-lived and indefinite-lived intangible assets. These circumstances included lower revenue when compared with projected results, which led to weaker performance than the Company expected for the second quarter of fiscal 2013. Specifically, the carrying amounts of certain intellectual property licenses, photomasks and IPR&D within the Company’s wireless infrastructure reporting unit were determined not to be recoverable and to exceed their fair value. Accordingly, the Company impaired the entire carrying value of these intellectual property licenses and photomasks and recorded an impairment charge of $2.0 million on intellectual property licenses and $439,000 on photomasks in cost of goods sold on its unaudited consolidated condensed statements of operations.

The Company also recorded a $500,000 impairment charge on its IPR&D related to its wireless infrastructure reporting unit. The fair value of the IPR&D was based on a multi-period excess earnings technique of the income approach as of March 29, 2013. The significant unobservable inputs used in the valuation included revenue forecasts, gross margin assumptions, expected product cycle and a discount rate. The related product was projected to begin production shipments in fiscal 2014 and revenue was assumed to follow a normal five-year product cycle. Gross margin was assumed to remain constant during the five-year product cycle. The discount rate was a 2.0% premium to the wireless infrastructure’s WACC. The Company reviewed its other long-lived assets within its wireless infrastructure reporting unit and did not identify any other impairment.

Impairment of Goodwill

During the second quarter of fiscal 2013, the Company performed an interim evaluation of goodwill for its wireless infrastructure reporting unit as it believed there were impairment triggering circumstances which warranted an evaluation. These circumstances consisted of actual and projected decreases in net revenue due to slower than expected deployments of 3G small cell base stations, as compared to prior projections at the time of its acquisition of picoChip. Given the triggering circumstances, the Company performed step one of the impairment test for goodwill and determined that the fair value of the wireless infrastructure reporting unit, which was based on a combination of the income approach and market approach, was lower than the carrying value. Under the income approach, the fair value of the reporting unit was calculated based on the present value of estimated future net cash flows. Cash flows beyond the discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the wireless infrastructure reporting unit and considered perpetual earnings growth rates for publicly traded peer companies.

Future cash flows were discounted to present value by incorporating appropriate present value techniques. Under the market approach, fair value was estimated based on market multiples of revenue and earnings or similar measures for comparable companies, when available.

Specifically, the income approach valuation included the following assumptions:

March 29, 2013
Discount rate	21.0%
Perpetual growth rate	4.0%
Tax rate	29.3%
Risk free rate	2.7%
Peer company beta	1.32
Country risk adjustment for foreign operations	0.7%

The failure of step one of the goodwill impairment test triggered a step two impairment analysis. The second step of the goodwill impairment test involved comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeded its implied fair value was recognized as an impairment loss. As a result, the Company recorded a charge for the impairment of goodwill in the amount of $30.5 million during the second quarter of fiscal 2013 related to its wireless infrastructure reporting unit.

The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in such circumstances as significant adverse changes in business climate or operating results, changes in management strategy or further significant declines in the trading price of the Company’s common stock indicate that there may be a potential impairment.

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

The Company has the right to offset the earnout payment with certain employee termination liabilities incurred subsequent to the close of the acquisition. For the three and six months ended March 29, 2013, the offsetting employee termination expenses were estimated to be $634,000, reducing the net contingent consideration liability from $2.5 million to $1.9 million.

The acquisition agreement stipulates that the purchase price is to be reduced if the actual net assets as defined in the agreement are determined to be less than the estimated net assets. As of March 29, 2013, the Company and the picoChip selling shareholders’ representative had not reached agreement on the amount of the actual net assets as of the acquisition date. On April 26, 2013, the Company and the selling shareholders’ representative entered into a settlement agreement whereby the parties agreed to settle all outstanding obligations under the acquisition agreement, including escrow claims, earnout payments and the net asset adjustment on the purchase price paid by the Company in connection with the acquisition. In connection with the settlement, the Company was relieved of its $1.9 million net contingent consideration obligation, $3.5 million of payables owed to the escrow account related to a refundable research and development tax credit and received $1.0 million net in cash. This settlement will result in the recording of other income of $6.4 million during the third quarter of fiscal 2013. This settlement agreement releases the Company, the selling shareholders and the selling shareholders’ representative from all contingent consideration, claims and potential claims between the parties and the escrow account has been terminated.

5. Fair Value Measurements

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

The following table represents financial assets and liabilities that the Company measured at fair value. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820:

	Fair Value as of March 29, 2013	Fair Value Measurements at March 29, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$15,051	$15,051	$—	$—

Assets at fair value	$15,051	$15,051	$—	$—

Liabilities
Contingent consideration	$1,866	$—	$—	$1,866

Liabilities at fair value	$1,866	$—	$—	$1,866

		Fair Value Measurements at September 28, 2012 Using Fair Value Hierarchy
	Fair Value as of September 28, 2012	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,040	$20,040	$—	$—

Assets at fair value	$20,040	$20,040	$—	$—

Liabilities
Contingent consideration	$1,876	$—	$—	$1,876

Liabilities at fair value	$1,876	$—	$—	$1,876

6. Stock-Based Compensation

Prior to February 12, 2013, the Company had three principal stock-based incentive plans that provided for the grant of stock options, unrestricted stock, restricted stock units and other stock-awards to employees and non-employee directors. On February 12, 2013, the Company’s stockholders approved an equity incentive plan that replaces the Company’s prior plans and provides for the grant of stock options, restricted stock, stock bonuses, restricted stock units, restricted stock awards, performance shares, performance units and other stock-awards to employees and non-employee directors. In addition to the equity incentive plan, inducement grants are occasionally made to new employees of the Company. The Company also provides an employee stock purchase plan for all eligible employees. The fair value of stock-based awards are estimated on the date of grant and recognized as an expense ratably over the requisite service period.

The following table presents stock-based compensation by functional line item presented on the unaudited consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Cost of goods sold	$52	$42	$109	$(1)
Research and development	994	1,177	1,939	1,829
Selling, general and administrative	2,199	2,086	3,868	3,628

Total stock-based compensation	$3,245	$3,305	$5,916	$5,456

A management bonus accrual of $380,000 was recorded during the first quarter of fiscal 2013. The Company expected to pay 75.0% of the bonus in cash and 25.0% in equity awards. The equity award portion of the bonus, which was included in the selling, general and administrative line item above for the first quarter of fiscal 2013, was reversed during the second quarter of fiscal 2013 because performance targets of the Company were not expected to be achieved. The cash portion, which was recorded as a selling, general and administrative expense in the first quarter of fiscal 2013 was also reversed during the second quarter of fiscal 2013.

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Weighted-average assumptions:
Expected option life	5.0 years	2.7 years	5.0 years	2.7 years
Risk-free interest rate	1%	0.3%	1%	0.3%
Expected volatility	84%	91%	84%	97%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$3.11	$2.59	$3.11	$2.59

Stock Option Awards

The following tables summarize stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at September 28, 2012	2,375	$6.71	5.1 years	$648
Granted	30	4.73
Exercised	(135)	2.17		260
Forfeited or expired	(225)	9.34

Outstanding at March 29, 2013	2,045	$6.69	5.2 years	$410

Vested and expected to vest	1,982	$6.69	5.2 years	$408

Exercisable at March 29, 2013	1,406	$6.64	4.5 years	$389

Vesting Condition			Remaining Unrecognized Compensation Cost	Remaining Years to Vest
			(in thousands)
Service-based			$1,918	0.9

Stock Awards

The following tables summarize stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Outstanding at September 28, 2012	2,620	$6.29
Granted	1,500	4.49
Vested	(763)	6.63	$3,406
Forfeited	(179)	8.57

Outstanding at March 29, 2013	3,178	$5.52

Vesting Condition		Remaining Unrecognized Compensation Cost	Remaining Years to Vest
		(in thousands)
Service-based		$14,450	1.0
Market-based		568	1.5

Stock awards		$15,018

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

Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments. As of March 29, 2013, no events of default have occurred.

The indenture relating to the 6.75% convertible notes contains a covenant that limits the Company’s ability to incur Indebtedness, as that term is defined in the indenture, secured by a lien on the Company’s assets or any Indebtedness that is senior to, or equal to, the 6.75% convertible notes, or permit any subsidiary to do so, other than a senior secured credit facility financing in an aggregate principal amount not to exceed $35.0 million, and any subsidiary guarantees required thereunder, or any other Indebtedness outstanding as of the date of the indenture.

For financial accounting purposes, the requirements for the Company to make additional interest payments in the event of early redemption by the Company and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. As of March 29, 2013, the fair value of these embedded derivatives has been estimated and is not significant. The Company’s contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of March 29, 2013, the fair value of this contingent obligation has been estimated at $174,000 and is recorded in other liabilities.

The estimated fair value of these notes as of March 29, 2013 was approximately $40.9 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 70.4%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10.0%.

The Company incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At March 29, 2013, debt issuance costs of $414,000, net of accumulated amortization, were included in other assets.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	March 29, 2013	September 28, 2012
	(in thousands)
Principal value of the liability component	$32,000	$32,000
Unamortized value of the debt discount	(1,326)	(1,484)

Net carrying value of the liability component	$30,674	$30,516

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Interest expense—coupon	$539	$—	$1,087	$—
Interest expense—debt discount amortization	79	—	158	—

Total	$618	$—	$1,245	$—

Effective interest rate on the liability for the period	7.73%	0.00%	7.78%	0.00%

Loan and Security Agreement

The Company entered into a loan and security agreement with Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 29, 2013, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

The principal on the term loan will be payable in quarterly installments beginning on March 31, 2013 and ending on the maturity date of the term loan, February 6, 2017. Quarterly principal payments of $375,000 are due for each quarter during calendar year 2013, $750,000 for each quarter during calendar year 2014, $1.1 million for each quarter during calendar year 2015 and $1.5 million for each quarter during calendar year 2016. Interest on the term loan is paid quarterly beginning in calendar year 2012. The revolving credit facility also has a maturity date of February 6, 2017. Interest on the revolving credit facility is paid quarterly beginning in calendar year 2012.

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At March 29, 2013, the Company had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $15.9 million. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of March 29, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $225,000 and $531,000 for the three and six months ended March 29, 2013, respectively.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The loan and security agreement, as amended, requires the Company to meet certain financial covenants. Beginning in the third quarter of fiscal 2013, the Company must maintain a minimum cash and cash equivalents balance of $35.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40. For each subsequent fiscal quarter, the minimum cash and cash equivalents balance is reduced to $20.0 million. If the Company fails to maintain the minimum cash and cash equivalents level and liquidity ratio during the third quarter of fiscal 2013, it will be required to maintain a minimum cash and cash equivalents balance of $30.0 million, a minimum liquidity ratio of 1.25 and a minimum adjusted EBITDA of $1.5 million. For each fiscal quarter subsequent to the third quarter of fiscal 2013, if the Company fails to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio, it will be required to maintain a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

The Company incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At March 29, 2012, debt issuance costs of $301,000, net of accumulated amortization, were included in other assets.

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

The estimated fair value of these notes as of March 29, 2013 was approximately $13.4 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 50.5%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and discount for lack of marketability of 10.0%.

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of March 29, 2013, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	March 29, 2013	September 28, 2012
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of the debt discount	(152)	(366)

Net carrying value of the liability component	$14,848	$14,634

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Interest expense—coupon	$244	$245	$488	$488
Interest expense—debt discount amortization	108	104	214	208

Total	$352	$349	$702	$696

Effective interest rate on the liability for the period	9.39%	9.31%	9.36%	9.28%

8. Commitments and Contingencies

In January 2013, Clark Leips, a purported shareholder of the Company, filed a lawsuit against the Company and its board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for the Company’s chief executive officer that exceeded the respective sub-limitations under Section 5 of the Company’s 2003 long-term incentives plan for grants to a single participant in any calendar year. Plaintiff also alleged that the disclosures in the proxy statement for the Company’s 2013 annual meeting of stockholders are inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. Plaintiff filed a motion to enjoin the Company’s 2013 annual meeting of stockholders until the Company issued additional disclosures to supplement the proxy statement. On January 22, 2013, the Company filed a supplement to the proxy statement. The motion for an injunction was then withdrawn by the plaintiff. The Company and its board of directors have moved to dismiss the complaint. Management does not believe the resolution of this matter will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

In addition, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. As is common in the industry, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless certain of its suppliers and customers from damages and costs which may arise from the infringement by the Company’s products of third-party patents, trademarks or other proprietary rights. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in the Company’s research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. Approximately $3.0 million in charges related to this plan were incurred since the plan’s inception through the second quarter of fiscal 2013. Of the charges incurred, $2.8 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space. The Company expects to incur additional charges of $1.0 million to $2.0 million for a total plan charge of approximately $4.0 million to $5.0 million. The total cash expenditure for this plan is expected to be $3.5 million to $4.5 million. The remaining plan charges and cash expenditures will relate primarily to severance costs for affected employees.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through March 29, 2013 were as follows:

	Workforce Reductions	Facilities and Other	Total
	(in thousands)
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

Charges to costs and expenses	676	—	676
Cash payments	(792)	(22)	(814)
Non-cash adjustments	92	—	92

Restructuring balance, March 29, 2013	$630	$184	$814

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

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, the Company implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the selling, general and administrative functions and WAN product line, which is now part of the communications processors product line. The Company incurred $1.2 million of charges related to severance costs for the affected employees. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through March 29, 2013 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012 and March 29, 2013	$32

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the third quarter of fiscal 2013.

10. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate for fiscal 2012 is primarily due to the full valuation allowance offsetting any current period benefit from operating losses and the effect of foreign earnings taxed at rates differing from the federal statutory rate. The difference between the Company’s effective tax rate and the federal statutory rate for fiscal 2013 is primarily due to a goodwill impairment charge, changes in the Company’s valuation allowance offsetting current period benefit from operating losses and the effect of foreign earnings taxed at rates differing from the federal statutory rate.

11. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.3 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.2 million for products sold that include the licensed intellectual property. As of March 29, 2013, the Company has paid $5.4 million in related license fees and has recorded the payments in intangible assets, net, on its consolidated condensed balance sheet.

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

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (WAN) (fixed and mobile). In previous fiscal years, we had organized our solutions for these interrelated and rapidly converging networks into three product lines: communications convergence processing, high-performance analog and WAN communications. As previously reported, communications convergence processing included small cell wireless equipment. Beginning in fiscal 2013, to better align with our investment focus and provide greater transparency into the execution of our growth business, we started reporting small cell wireless infrastructure revenues as a standalone category. We also combined the communications convergence processing, excluding small cell wireless infrastructure revenues, and WAN businesses into communications processors. High-performance analog remained unchanged. Therefore, our three product lines are wireless infrastructure, communications processors and high-performance analog. Our wireless infrastructure products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the mobile (3G/4G) carrier infrastructure, including residential and enterprise platforms. Our communications processors products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed and mobile carrier infrastructure platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications.

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

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins”

are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to HD. Based on a recent review of target markets addressed by our wireless infrastructure reporting unit, we believe that the pace and timing of deployments within that market will be pushed out beyond our previously forecasted plans. As a result of these changes in our assessment of the reporting unit’s near-term prospects, we recognized related goodwill and asset impairment charges totaling $33.4 million in the second quarter of fiscal 2013.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 70% of our net revenue in our second fiscal quarter and 66% of our net revenue for the first six months of fiscal 2013. We generated approximately 81% of our net revenue in our fiscal second quarter and 77% of our net revenue for the first six months of fiscal 2013 from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We generated approximately 33% of our net revenue in our second fiscal quarter and 31% of our net revenue for the first six months of fiscal 2013 from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $16.1 million in our second fiscal quarter and approximately $31.7 million in the first six months of fiscal 2013 on research and development. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including wireless infrastructure solutions for small cell base station processing, communications processors for high-bandwidth multiservice access applications, and high-performance analog applications such as optical networking and broadcast-video transmission. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

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

On April 30, 2013, we issued a press release announcing that we have engaged Morgan Stanley & Co. LLC to assist us in evaluating various strategic alternatives available to our company. The strategic review will require the expenditure of significant time and resources by our company and management team. The strategic review could also distract our executives, employees, and board of directors from other matters relating to the operation of our businesses and affect our ability to attract and retain new executives or key employees. In addition, our announcement of the strategic review may have created and may continue to create uncertainty among current and potential partners, suppliers and customers. In particular, these partners, suppliers and customers could question our commitment to continuing particular product lines or markets or operating as an independent business. As a result of these factors, the announcement could potentially undermine our business and have a material adverse effect on our results of operations or financial condition. In addition, the announcement and subsequent developments could cause increased volatility in our stock price.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to inventories, stock-based compensation, revenue recognition, deferred income taxes and uncertain tax positions, business combinations, goodwill and other long-lived assets, and impairment of goodwill and other long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. There have been no significant changes in our critical accounting policies and estimates during the first six months ending March 29, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The provisions of this guidance will be effective for us in our first quarter of fiscal 2014 and should be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated condensed financial statements.

In October 2012, the FASB issued accounting guidance covering a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated condensed financial statements.

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by our product lines:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30,2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
High-performance analog	$15,683	45%	$15,657	44%	$26	0.2%
Communications processors	17,135	48%	16,988	48%	147	0.9%
Wireless infrastructure	2,567	7%	2,213	7%	354	16.0%

Total net product revenue	35,385	100%	34,858	99%	527	1.5%
Intellectual property	—	0%	501	1%	(501)

Net revenue	$35,385	100%	$35,359	100%	$26	0.1%

Net revenue from wireless infrastructure products increased in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012 due to increased shipments of our SoC products for small cell base stations, including products shipped to the 4G/LTE market. Net revenue from our communications processors products were approximately flat in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012, despite an increase in Ethernet products for wide area networks.

The following table summarizes fiscal year-to-date net revenue by our product lines:

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
High-performance analog	$34,873	44%	$30,001	43%	$4,872	16.2%
Communications processors	31,765	40%	36,214	52%	(4,449)	-12.3%
Wireless infrastructure	7,141	9%	2,485	4%	4,656	187.4%

Total net product revenue	73,779	93%	68,700	99%	5,079	7.4%
Intellectual property	6,000	7%	591	1%	5,409

Net revenue	$79,779	100%	$69,291	100%	$10,488	15.1%

Net revenue from high-performance analog products increased in the first six months of fiscal 2013 when compared to the first six months of fiscal 2012 due to increased demand for crosspoint switches and optical physical media devices. Net revenue from wireless infrastructure products also increased in the first six months of fiscal 2013 when compared to the first six months of fiscal 2012 due to increased shipments of our SoC products for small cell base stations, as well as increased sales of 3G/HSPA products driven by the acquisition of picoChip in February of 2012. These increases were partially offset by a decrease in sales in communications processors products. Net revenue from our communications processors products decreased in the first six months of fiscal 2013 when compared to the first six months of fiscal 2012, despite the increase in demand for Ethernet products for wide area networks. The decline is due to a slowdown in the infrastructure voice market, as well as a decrease in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers.

In the second quarter of fiscal 2013, we did not sell any intellectual property compared to $501,000 sold in the second quarter of fiscal 2012. We sold $6.0 million in intellectual property during the first six months of fiscal 2013 compared to $591,000 in intellectual property sales in the first six months of fiscal 2012. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

The demand environment in the markets in which we participate is dynamic and certain customers increase or accelerate product orders to earn financial incentives near quarter end, while other customers request product shipments in the quarter that exceed our available supply. The net impact of these activities was a decrease to net revenue of $59,000 for the second quarter of fiscal 2013 and the six months ended March 29, 2013 and an increase to net revenue of $579,000 for the second quarter of fiscal 2012 and the six months ended March 30, 2012.

Impairment of Long-Lived Assets

During the second quarter of fiscal 2013, in conjunction with the evaluation of goodwill and indefinite-lived intangibles, as discussed below, we believed there were impairment triggering events and circumstances which warranted an evaluation of certain definite-lived intangible assets. These circumstances included lower revenue when compared with projected results, which led to weaker performance than we expected for the second quarter of fiscal 2013. Specifically, the carrying amounts of certain intellectual property licenses and photomasks within our wireless infrastructure reporting unit were determined not to be recoverable and to exceed their fair value. Accordingly, we impaired the entire carrying value of these intellectual property licenses and photomasks and recorded an impairment charge of $2.0 million on intellectual property licenses and $439,000 on photomasks in cost of goods sold on our unaudited consolidated condensed statements of operations. We reviewed our other long-lived assets within our wireless infrastructure reporting unit and did not identify any other impairment.

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

The following table presents fiscal quarter gross margin:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Gross margin	$18,770	53%	$20,520	58%	$(1,750)	-8.5%

The decrease in our gross margin as a percent of net revenue for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was driven primarily by $2.4 million of asset impairments recorded in cost of goods sold, which related to the impairment of intellectual property licenses and photomasks during the second quarter of fiscal 2013, as described above. The decrease in gross margin was also due to a decrease in intellectual property revenue, which had little associated cost and the amortization of acquired intangible assets related to the picoChip acquisition. These decreases were partially offset by an increase in our gross margin due to a change in product mix, including a larger amount of revenue from our WAN products for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

The following table presents fiscal year-to-date gross margin:

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Gross margin	$48,070	60%	$40,233	58%	$7,837	19.5%

Gross margin increased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to a $5.9 million increase in intellectual property revenue. The increase in our gross margin as a percent of net revenue for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was driven primarily by a change in product mix, as described above, as well as an increase in intellectual property revenue, which had no associated cost. These increases in gross margin as a percent of net revenue were partially offset by the amortization of acquired intangible assets related to the picoChip acquisition and $2.4 million of asset impairments recorded in cost of goods sold, which related to the impairment of intellectual property licenses and photomasks during the second quarter of fiscal 2013, as described above.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$10,129		$10,461		$(332)	-3.2%
Stock-based compensation	1,026		1,177		(151)	-12.8%
Design & development costs	2,328		3,110		(782)	-25.1%
Facilities	1,859		1,699		160	9.4%
Depreciation	824		738		86	11.7%
Other	(60)		555		(615)	-110.8%

Research and development	$16,106	46%	$17,740	50%	$(1,634)	-9.2%

R&D expenses decreased by approximately $1.6 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due primarily to design and development cost reductions as part of the restructuring plan we undertook in fiscal 2012 and a decrease in other R&D expense primarily due to $237,000 of certain non-recurring engineering reimbursements during fiscal 2013from our customers related to the development of certain products or product features. Personnel-related costs also decreased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This decrease was primarily due to the restructuring activities that began in late fiscal 2012.

The following table presents details of fiscal year-to-date R&D expenses:

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$19,602		$19,426		$176	0.9%
Stock-based compensation	1,939		1,829		110	6.0%
Design & development costs	4,445		6,064		(1,619)	-26.7%
Facilities	3,956		3,061		895	29.2%
Depreciation	1,589		1,330		259	19.5%
Other	172		1,038		(866)	-83.4%

Research and development	$31,703	40%	$32,748	47%	$(1,045)	-3.2%

R&D expenses decreased by approximately $1.0 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to design and development cost reductions as part of the restructuring plan we undertook in fiscal 2012. Other R&D expense decreased primarily due to $489,000 of certain non-recurring engineering reimbursements during fiscal 2013from our customers related to the development of certain products or product features. These decreases were partially offset due to increased facilities and depreciation expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$4,740		$6,624		$(1,884)	-28.4%
Stock-based compensation	2,155		2,087		68	3.3%
Professional fees & outside services	1,438		889		549	61.8%
Facilities	523		779		(256)	-32.9%
Depreciation	126		125		1	0.8%
Other	1,201		2,584		(1,383)	-53.5%

Selling, general and administrative	$10,183	29%	$13,088	37%	$(2,905)	-22.2%

SG&A expenses decreased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily due to decreased personnel-related costs associated with the restructuring plan announced in fiscal 2012. Other SG&A expenses decreased due primarily to a decrease of $1.3 million in picoChip integration costs incurred in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. These decreases were partially offset by an increase in professional fees and outside services.

The following table presents details of fiscal year-to-date SG&A expenses:

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Personnel-related costs	$9,791		$11,680		$(1,889)	-16.2%
Stock-based compensation	3,868		3,628		240	6.6%
Professional fees & outside services	2,488		1,816		672	37.0%
Facilities	1,031		1,560		(529)	-33.9%
Depreciation	292		311		(19)	-6.1%
Other	2,311		3,415		(1,104)	-32.3%

Selling, general and administrative	$19,781	25%	$22,410	32%	$(2,629)	-11.7%

SG&A expenses decreased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 primarily due to decreased personnel-related costs associated with the restructuring plan announced in fiscal 2012. Other SG&A expenses decreased due primarily to a decrease of $1.5 million in picoChip integration costs incurred in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. These decreases were partially offset by an increase in professional fees and outside services.

Impairment of Goodwill and Indefinite-Lived Intangibles

During the second quarter of fiscal 2013, we performed an interim evaluation of goodwill, definite-lived intangibles and indefinite-lived intangibles for our wireless infrastructure reporting unit as we believed there were impairment triggering circumstances which warranted an evaluation. These circumstances consisted of actual and projected decreases in net revenue due to slower than expected deployments of 3G small cell base stations, as compared to prior projections at the time of our acquisition of picoChip.

Prior to performing step one of the goodwill impairment test, we determined the carrying amount of the in-process research and development (IPR&D) within our wireless infrastructure reporting unit exceeded its fair value. The fair value was determined using the multiple period excess earnings method. See Note 3 to our consolidated condensed financial statements for a description of the significant unobservable inputs used. As a result, we recorded a $500,000 impairment charge on our IPR&D as of March 29, 2013.

Given the triggering circumstances, we performed step one of the impairment test for goodwill and determined that the fair value of the wireless infrastructure reporting unit, which was based on a combination of the income approach and market approach, was lower than the carrying value. Under the income approach, the fair value of the reporting unit was calculated based on the present value of estimated future net cash flows. Cash flows beyond the discrete forecast were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the wireless infrastructure reporting unit and considered perpetual earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating appropriate present value techniques. Under the market approach, fair value was estimated based on market multiples of revenue and earnings or similar measures for comparable companies, when available.

Specifically, the income approach valuation included the following assumptions:

March 29, 2013
Discount rate	21.0%
Perpetual growth rate	4.0%
Tax rate	29.3%
Risk free rate	2.7%
Peer company beta	1.32
Country risk adjustment for foreign operations	0.7%

The failure of step one of the goodwill impairment test triggered a step two impairment analysis. The second step of the goodwill impairment test involved comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeded its implied fair value was recognized as an impairment loss. As a result, we recorded a charge for the impairment of goodwill in the amount of $30.5 million during the second quarter of fiscal 2013 related to our wireless infrastructure reporting unit.

We will continue to evaluate our goodwill on an annual basis during our fourth fiscal quarter and whenever events or changes in such circumstances as significant adverse changes in business climate or operating results, changes in management strategy or further significant declines in the trading price of our common stock indicate that there may be a potential impairment.

Acquisition-Related Costs

Acquisition-related costs for the first three and six months ended March 29, 2013 and March 30, 2012 consisted primarily of professional fees incurred as a result of our acquisition of picoChip, which was completed in February 2012.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, we committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in our research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. We made the decision to implement the restructuring plan in furtherance of our efforts to reduce operating expenses and cash consumption. Approximately $3.0 million in charges related to this plan were incurred since the plan’s inception through the second quarter of fiscal 2013. Of the amounts incurred, $2.8 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space. We expect to incur additional charges of $1.0 million to $2.0 million for a total plan charge of approximately $4.0 million to $5.0 million. The total cash expenditure for this plan is expected to be $3.5 million to $4.5 million. The remaining plan charge and cash expenditure will each relate primarily to severance costs for affected employees.

Activity and liability balances related to our fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through March 29, 2013 were as follows:

	Workforce Reductions	Facilities and Other	Total
	(in thousands)
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

Charges to costs and expenses	676	—	676
Cash payments	(792)	(22)	(814)
Non-cash adjustments	92	—	92

Restructuring balance, March 29, 2013	$630	$184	$814

The remaining accrued restructuring balance principally represents employee severance costs and contractual obligations on vacated office space. We expect to pay these remaining employee severance obligations through the fourth quarter of fiscal 2013 and the remaining contractual obligations on vacated office space through the second quarter of fiscal 2015, the end of the related lease term.

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

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through March 29, 2013 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012 and March 29, 2013	$32

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the third quarter of fiscal 2013.

Interest Expense

The following tables present details of fiscal quarter and fiscal year-to-date interest expense:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$1,291	4%	$571	2%	$720	126.1%

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$2,680	3%	$959	1%	$1,721	179.5%

For the three and six months ended March 29, 2013, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes. For the three and six months ended March 30, 2012, interest expense primarily consisted of interest on our 6.50% convertible senior notes.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, foreign exchange gains and losses and other non-operating gains and losses. The following table presents fiscal second quarter other income, net:

	Three Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$730	2%	$309	1%	$421	136.2%

The increase in other income, net, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily reflected a $367,000 gain from the settlement of foreign currency transactions, a $134,000 increase in reimbursable foreign R&D credit and an $81,000 increase in the fair value of a contingent obligation on our 6.75% convertible senior notes. The increase was partially offset due to a decrease of $68,000 in net foreign exchange gains from the remeasurement of account balances not denominated in our functional currency.

The following table presents fiscal year-to-date other income, net:

	Six Months Ended
	March 29, 2013	% of Net Revenue	March 30, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$746	1%	$611	1%	$135	22.1%

The increase in other income, net, in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 reflected a $367,000 gain from the settlement of foreign currency transactions and a $136,000 increase in reimbursable foreign R&D credit. The increase was partially offset due to an increase of $301,000 in net foreign exchange losses from the remeasurement of account balances not denominated in our functional currency.

Income Taxes

Our provision for income taxes for the first three and six months of fiscal 2013 and 2012 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at March 29, 2013. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Liquidity and Capital Resources

Our principal source of liquidity is our existing cash and cash equivalent balance.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses, reduce capital expenditures, increase our gross margin and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability. Our ability to maintain, or increase, gross margin will depend on our ability to obtain product cost reductions and better terms with our suppliers. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend on demand for network infrastructure equipment that incorporates our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to increase current revenue and gross margin levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve sustained profitability.

As of March 29, 2013, we were obligated to make a $1.9 million net earnout payment due to the achievement of a product development milestone, to the shareholders of picoChip. We were also obligated to make a payment of approximately $3.5 million to the picoChip escrow account related to a research and development tax credit. On April 26, 2013, we and the picoChip selling shareholders’ representative entered into a settlement agreement whereby the parties agreed to settle all outstanding obligations under the acquisition agreement, including escrow claims, earnout payments and the net asset adjustment on the purchase price paid by us in connection with the acquisition. In connection with the settlement, we were relieved of our $1.9 million net earnout payment obligation, $3.5 million of payables owed to the escrow account related to a refundable R&D tax credit and received $1.0 million net in cash. This settlement will result in the recording of other income of $6.4 million during the third quarter of fiscal 2013. This settlement agreement releases us, the selling shareholders and the selling shareholders’ representative from all contingent consideration, claims and potential claims between the parties and the escrow account has been terminated.

We believe that our existing cash balances, cash expected to be generated from operations and our revolving credit facility will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements, including principal and interest payments on debt obligations, for at least the next 12 months. We have principal payments of $375,000 due each quarter during calendar 2013 on our term loan with Silicon Valley Bank and $15.0 million of principal payments due in August 2013 on our 6.50% convertible notes. We have no other principal payments on debt obligations for the next 12 fiscal months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	March 29, 2013	September 28, 2012	Increase/ (Decrease)
	(in thousands)
Working capital	$26,865	$28,775	$(1,910)

Cash and cash equivalents	$46,572	$49,098	$(2,526)

Cash and cash equivalents decreased primarily as a result of cash used in our investing and financing activities. The decrease was partially offset by cash provided by operating activities.

The following table presents the major components of the consolidated statements of cash flows:

	Six Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net cash provided by/(used in):
Net loss	$(38,977)	$(19,834)
Non-cash operating expenses, net	47,762	13,167
Changes in operating assets and liabilities:
Receivables	(4,769)	(7,632)
Inventories	(966)	3,779
Other assets, net	4,889	1,001
Accounts payable	(449)	4,425
Deferred income on sales to distributors	(692)	(471)
Restructuring charges	(1,829)	(1,349)
Accrued compensation and benefits	(899)	(3,656)
Accrued expenses and other current liabilities	(1,612)	(1,024)
Other liabilities, net	198	(76)

Net cash provided by/(used in) operating activities	2,656	(11,670)
Net cash used in investing activities	(5,130)	(29,771)
Net cash (used in)/provided by financing activities	(43)	28,618
Effect of foreign exchange rate changes on cash	(9)	(50)

Decrease in cash and cash equivalents	$(2,526)	$(12,873)

Operating activities generated cash for the first six months of fiscal 2013 due to cash provided by net non-cash operating adjustments, partially offset by changes in operating assets and liabilities. Significant non-cash adjustments included goodwill and asset impairments, stock-based compensation expense, restructuring charges, depreciation and amortization. Net income was also adjusted for a decrease in prepaid and other current assets due to the receipt of an international tax receivable. Cash outflows related to an increase in our accounts receivable balance due to the timing of sales and the timing of cash collections. Cash outflows also related to a decrease in accrued restructuring charges due to payments made mainly on the restructuring plan implemented in the fourth quarter of fiscal 2012 and a decrease in accrued expenses and other current liabilities due to interest payments and payments made on accrued vendor balances.

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

Investing Activities

Investing activities used cash for the first six months of fiscal 2013 due to payments under license agreements of $2.7 million and the purchase of property, plant and equipment of $2.4 million.

Investing activities used cash for the first six months of fiscal 2012 due to payments under license agreements of $7.3 million, the purchase of property, plant and equipment of $2.3 million and the acquisition of picoChip of $20.1 million.

Financing Activities

Financing activities used cash for the first six months of fiscal 2013 due to $858,000 in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $110,000 in payments made on capital lease obligations. This cash outflow was partially offset by $915,000 in proceeds from equity compensation programs.

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

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017 for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 7.73% for the second quarter of fiscal 2013 and 7.78% for the first six months of fiscal 2013. The interest expense for the $32.0 million convertible debt for the second quarter of fiscal 2013 was $618,000 and $1.2 million for the first six months of fiscal 2013.

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

We can redeem all or any part of the 6.75% convertible notes for cash on or after June 15, 2015 if the last reported sale price of our common stock exceeds 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the notice of redemption and certain other conditions are met (referred to as the provisional redemption). The redemption price will equal the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole premium” payment in cash, shares of our common stock or a combination thereof, subject to certain limitations, at our option, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be redeemed had such notes remained outstanding from the redemption date to June 15, 2017. If we elect to pay some or all of the “make-whole premium” in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of our common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the redemption date; provided that in no event will such price be less than $3.00.

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments. As of March 29, 2013, no events of default have occurred.

For financial accounting purposes, the requirements for us to make additional interest payments in the event of early redemption by us and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. As of March 29, 2013, the fair value of these embedded derivatives has been estimated and is not significant. Our contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of March 29, 2013, the fair value of this contingent obligation has been estimated at $174,000 and is recorded in other liabilities.

We incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At March 29, 2013, debt issuance costs of $414,000, net of accumulated amortization, was included in other assets.

Loan and Security Agreement

On February 6, 2012, we entered into a loan and security agreement between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 29, 2013, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At March 29, 2013, we had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $15.9 million. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of March 29, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $255,000 for the second quarter of fiscal 2013 and $531,000 for the first six months of fiscal 2013.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25%—0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement, as amended, requires us to meet certain financial covenants. Beginning in the third quarter of fiscal 2013, we must maintain a minimum cash and cash equivalents balance of $35.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40. For each subsequent fiscal quarter, the minimum cash and cash equivalents balance is reduced to $20.0 million. If we fail to maintain the minimum cash and cash equivalents level and liquidity ratio during the third quarter of fiscal 2013, we will be required to maintain a minimum cash and cash equivalents balance of $30.0 million, a minimum liquidity ratio of 1.25 and a minimum adjusted EBITDA of $1.5 million. For each fiscal quarter subsequent to the third quarter of fiscal 2013, if we fail to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio, we will be required to maintain a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

We incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At March 29, 2013, debt issuance costs of approximately $301,000, net of accumulated amortization, were included in other assets.

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

The 6.50% convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year. The notes mature on August 1, 2013. At maturity, we will be required to repay the outstanding principal amount of the notes. At March 29, 2013, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an embedded derivative. At March 29, 2013, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture: (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency); and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder. As of March 29, 2013, no events of default have occurred.

Contractual Obligations

There have been no material changes to the amounts in our contractual obligations as of March 29, 2013, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of March 29, 2013, the carrying value of our cash and cash equivalents approximated fair value.

At March 29, 2013, our debt consisted of a revolving credit facility, a term loan facility and short-term and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.50% and 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The total fair value of the 6.50% and 6.75% convertible senior notes as of March 29, 2013 was $54.3 million and could increase or decrease if interest rates decreases or increase, respectively, which could impact our ability and cost to negotiate a settlement of such notes prior to maturity.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At March 29, 2013, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at March 29, 2013, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 29, 2013, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended March 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2013, Clark Leips, a purported stockholder of ours, filed a lawsuit against us and our board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for our chief executive officer that exceeded the respective sub-limitations under Section 5 of our 2003 long-term incentives plan for grants to a single participant in any calendar year. The plaintiff also alleged that the disclosures in the proxy statement for our 2013 annual meeting of stockholders are inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. The plaintiff filed a motion to enjoin our 2013 annual meeting of stockholders until we issued additional disclosures to supplement the proxy statement. On January 22, 2013, we filed a supplement to the proxy statement. The motion for an injunction was then taken off calendar. We and our board of directors have moved to dismiss the complaint. We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.

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

We have used significant cash to fund our operating activities. Our principal sources of liquidity are our existing cash balances, cash generated from product sales and our revolving credit facility with Silicon Valley Bank (SVB). We believe that our existing cash balances, along with cash expected to be generated from operations and our revolving credit facility, will be sufficient to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including principal and interest payments on our debt obligations, for at least the next 12 months. We have completed transactions that involved the issuance of equity and the issuance or incurrence of indebtedness, including credit facilities. Even after completing these transactions, we may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to benefit from the sale or licensing of intellectual property as we have in previous periods.

Our review, in consultation with Morgan Stanley, of strategic alternatives potentially available to us may not result in an increase in our stock price or in improvements to our operating results or financial condition. Moreover, the review could distract our management and employees and create substantial uncertainty among customers, suppliers, and other third parties with whom we conduct business, any of which could adversely affect our business, operating results, or financial condition.

On April 30, 2013, we issued a press release announcing that we have engaged Morgan Stanley & Co. LLC to assist us in evaluating various strategic alternatives available to our company. The strategic review will require the expenditure of significant time and resources by our company and management team and may not result in an increase in stockholder value or in improvements to our operating results or financial condition. The strategic review could also distract our executives, employees, and board of directors from other matters relating to the operation of our businesses and affect our ability to attract and retain new executives or key employees. In addition, our announcement of the strategic review may have created and may continue to create uncertainty among current and potential partners, suppliers and customers. In particular, these partners, suppliers and customers could question our commitment to continuing particular product lines or markets or operating as an independent business. As a result of these factors, the announcement could potentially undermine our business and have a material adverse effect on our results of operations or financial condition. In addition, the announcement and subsequent developments could cause increased volatility in our stock price.

Our success depends on our ability to timely develop competitive new products in new markets and keep abreast of the rapid technological changes in our market.

Our operating results will depend largely on our ability to continue to timely introduce new and enhanced semiconductor products in new markets, as well as our ability to keep abreast of rapid technological changes in our markets. Our products could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the technologies related to our products. The introduction of new technology representing a substantial advance over current technology could adversely affect demand for our existing products. Currently accepted industry standards are also subject to change, which may also contribute to the obsolescence of our products. If we are unable to develop and introduce new or enhanced products in a timely manner, our business may be adversely affected.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	our limited capital resources and availability of capital needed for our business;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the recently completed acquisition of picoChip may not be accretive and may cause dilution to our earnings per share;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	the recently completed sale and issuance of convertible senior notes;

•	limitations placed on our investors by our stockholders rights agreement, which is designed to protect our net operating loss carryforwards;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

In the second quarter of fiscal 2013, we recorded an impairment charge on the goodwill we obtained through the acquisition of picoChip. Any further impairment in the carrying value of goodwill would negatively impact our consolidated results of operations and/or financial position.

Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our wireless infrastructure reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures.

Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our targeted markets, our inability to compete effectively with other semiconductor manufacturers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

During the second quarter of fiscal 2013, we performed an interim evaluation of goodwill, definite-lived intangibles and indefinite-lived intangibles as we believed there were impairment triggering circumstances which warranted an evaluation. These circumstances consisted of actual and projected decreases in net revenue due to slower than expected deployments of 3G small cell base stations, as compared to prior projections at the time of our last goodwill impairment analysis in July 2012. We may be required to incur significant expenditures to offset the delay in our anticipated increases to revenue.

Given the triggering circumstances, we performed step one of the impairment test for goodwill and determined that the fair value of the wireless infrastructure reporting unit was lower than the carrying value. The failure of step one of the goodwill impairment test triggered a step two impairment analysis, which resulted in an impairment charge of $30.5 million for goodwill related to our wireless infrastructure reporting unit.

Our debt obligations could adversely affect our financial condition.

In recent periods, our debt obligations have increased. As of March 29, 2013, we had $47.0 million in aggregate principal amount of convertible senior notes outstanding. In addition, our loan and security agreement with SVB that was entered into in connection with the picoChip acquisition includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of March 29, 2013, the outstanding balance on the term loan was $15.0 million and the outstanding balance on the revolving credit facility was $13.5 million. Our debt obligations may adversely impact our financial condition. For example, our debt obligations may:

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 80% of our net revenue for the first six months of fiscal 2013. China is a particularly important international market for us, as approximately 31% of our net revenue for the first six months of fiscal 2013 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

At March 29, 2013, we had $47.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 11.4 million shares of our common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 70% of our revenue for the second quarter of fiscal 2013.

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

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. As discussed above, a goodwill and asset impairment charge was recorded during the second quarter of fiscal 2013 related to our picoChip acquisition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)
December 29, 2012 to January 25, 2013	4,949	$4.68
January 26, 2013 to February 22, 2013	121,788	4.90
February 23, 2013 to March 29, 2013	4,921	4.45

	131,658	$4.88

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Restatement of Previously Issued Consolidated Condensed Financial Statements

During the first quarter of fiscal 2013, the Company purchased intellectual property licenses, a portion of which was unpaid as of December 28, 2012. Under ASC 250, Statement of Cash Flows, purchases of assets within investing activities that occur without consuming cash should not be included as direct cash outflows, but should be included in a supplemental schedule or narrative illustrating that these purchases were made as noncash transactions. Subsequent to the issuance of the consolidated condensed financial statements for the three months ended December 28, 2012, the Company identified that it had purchases of licensed intellectual property that had not been paid as of December 28, 2012 and such amounts were included in the statement of cash flow, resulting in an overstatement of the amount of cash generated by operating activities and the total amount of cash used in investing activities. As a result of this error, the Company will restate the consolidated condensed financial statements for the three months ended December 28, 2012 when such amounts appear in its future filings to correct these errors, which management believes are not material to its previously issued consolidated condensed financial statements. The correction had no effect on the Company’s net increase in cash and cash equivalents, statement of operations, statement of comprehensive loss or the carrying amount of any of the Company’s assets or liabilities.

The following is a summary of the effects of the restatement on the Company’s consolidated condensed financial statements and its notes to consolidated condensed financial statements for the three months ended December 28, 2012:

	Consolidated Condensed Statements of Cash Flows (unaudited, in thousands)
	Previously reported	Adjustment	Restated
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Other assets, net	$4,207	$(145)	$4,062
Accounts payables	(909)	(1,259)	(2,168)
Net cash provided by operating activities	$6,221	$(1,404)	$4,817
Cash Flows from Investing Activities
Payments under license agreements	$(2,477)	$1,404	$(1,073)
Net cash used in investing activities	$(4,704)	$1,404	$(3,300)

	Supplemental Cash Flow Information (unaudited, in thousands)
	Previously reported	Adjustment	Restated
Unpaid licenses of intellectual property	$23	$2,092	$2,115
Reclassification of prepaid assets to licensed intangibles	$—	$145	$145

ITEM 6. EXHIBITS

†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.7	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.8	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.9	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.10	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

4.11	Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.12	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.13	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.12 hereto), is incorporated herein by reference.

10.1	Amendment No. 2 to Loan and Security Agreement, dated March 8, 2013, by and between Silicon Valley Bank and the Registrant.

+10.2	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 (SEC File No. 001-31650).

+10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

+10.4	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.5	Form of Stock Option Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.6	Form of Restricted Stock Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.7	Form of Restricted Stock Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.8	Form of Restricted Stock Unit Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.9	Form of Restricted Stock Unit Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.10	Form of Performance Share Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2013, is incorporated herein by reference (SEC File No. 001-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: May 8, 2013	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: May 8, 2013	By	/s/ JAMES M. WATKINS
James M. Watkins
Vice President and Principal Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

10.1	Amendment No. 2 to Loan and Security Agreement, dated March 8, 2013, by and between Silicon Valley Bank and the Registrant.

+10.2	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 (SEC File No. 001-31650).

+10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.