Form 10-Q/A
period 2013-03-29
MINDSPEED TECHNOLOGIES, INC
filed 2013-05-15
CIK 1224370

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

EXPLANATORY NOTE

Mindspeed Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 8, 2013. The purpose of this Amendment is to file Exhibit 10.2 and Exhibit 10.3 that were intended to be originally filed with the Form 10-Q and were mistakenly omitted from the filing. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q. Except for the filing of Exhibit 10.2 and Exhibit 10.3, this Amendment does not otherwise amend any exhibits as originally filed.

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

2

ITEM 6.	EXHIBITS

†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.7	Common Stock Purchase Warrant dated June 27, 2003, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.8	Registration Rights Agreement dated as of June 27, 2003, by and between the Registrant and Conexant Systems, Inc., filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on October 7, 2003, is incorporated herein by reference (Registration Statement No. 333-109523).

4.9	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.10	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

4.11	Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.12	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.13	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.12 hereto), is incorporated herein by reference.

*10.1	Amendment No. 2 to Loan and Security Agreement, dated March 8, 2013, by and between Silicon Valley Bank and the Registrant.

+10.2	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 (SEC File No. 001-31650).

+10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

+10.4	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.5	Form of Stock Option Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.6	Form of Restricted Stock Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.7	Form of Restricted Stock Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.8	Form of Restricted Stock Unit Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.9	Form of Restricted Stock Unit Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

+10.10	Form of Performance Share Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2013, is incorporated herein by reference (SEC File No. 001-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, as filed on May 8, 2013.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, as filed on May 8, 2013.

+ Management contract or compensatory arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: May 15, 2013	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

*10.1	Amendment No. 2 to Loan and Security Agreement, dated March 8, 2013, by and between Silicon Valley Bank and the Registrant.

+10.2	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 (SEC File No. 001-31650).

+10.3	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009 (SEC File No. 001-31650).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, as filed on May 8, 2013.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, as filed on May 8, 2013.

+ Management contract or compensatory arrangement.