Form 10-Q
period 2013-06-28
MINDSPEED TECHNOLOGIES, INC
filed 2013-08-07
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

The number of outstanding shares of the Registrant’s Common Stock as of July 26, 2013 was 43,390,278.

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

•

the growth prospects for the high-performance analog, communications processors and wireless infrastructure markets, including increased demand for network capacity, the upgrade and expansion of existing networks and the build-out of networks in developing countries;

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

•

the sufficiency of our existing sources of liquidity to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months;

•

our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenue;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards; and

•	our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	cash requirements and terms and availability of financing;

•	our review of strategic alternatives;

•	successful and timely development in new markets and introduction of competitive new products;

•	significant fluctuations in the price of our common stock;

•	the adverse effect our debt obligations may have on our financial condition;

•	impairment of our goodwill;

•	loss of or diminished demand from one or more key customers or distributors;

•	our ability to attract and retain qualified personnel;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	pricing pressures and other competitive factors;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	maintaining compliance with applicable governmental regulations;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs;

•	business acquisitions and investments;

•	substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or shares issued in connection with the picoChip acquisition; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

MINDSPEED TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands)

	June 28, 2013	September 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$43,047	$49,098
Receivables, net of allowance for doubtful accounts of $158 at June 28, 2013 and $356 at September 28, 2012	17,471	14,527
Inventories	11,197	10,482
Prepaid expenses and other current assets	3,452	10,497

Total current assets	75,167	84,604
Property, plant and equipment, net	16,264	16,031
Intangible assets, net	32,561	35,351
Goodwill	26,596	57,110
Other assets	4,445	4,000

Total assets	$155,033	$197,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,882	$9,262
Accrued compensation and benefits	4,370	6,401
Deferred income on sales to distributors	3,389	4,396
Deferred revenue	1,768	2,338
Line of credit - short-term	5,521	5,511
Short term debt	16,831	15,384
Contingent consideration	—	1,876
Other current liabilities	5,538	10,661

Total current liabilities	44,299	55,829
Line of credit - long-term	8,000	8,000
Long-term debt	43,502	44,765
Other liabilities	6,331	6,767

Total liabilities	102,132	115,361
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,371 (June 28, 2013) and 41,551 (September 28, 2012) issued and outstanding shares	434	416
Additional paid-in capital	380,835	371,949
Accumulated deficit	(327,891)	(290,507)
Accumulated other comprehensive loss	(477)	(123)

Total stockholders’ equity	52,901	81,735

Total liabilities and stockholders’ equity	$155,033	$197,096

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue:
Products	$35,579	$35,451	$109,358	$104,151
Intellectual property	—	—	6,000	591

Total net revenue	35,579	35,451	115,358	104,742
Cost of goods sold	13,776	18,186	45,485	47,244

Gross margin	21,803	17,265	69,873	57,498

Operating expenses:
Research and development	15,153	18,105	46,856	50,853
Selling, general and administrative	9,823	11,610	29,604	34,020
Goodwill impairment charge	—	—	30,466	—
Impairment of indefinite-lived intangible assets	—	—	500	—
Acquisition-related costs	26	680	216	3,748
Restructuring charges	293	78	2,541	1,350

Total operating expenses	25,295	30,473	110,183	89,971

Operating loss	(3,492)	(13,208)	(40,310)	(32,473)
Interest expense	(1,387)	(849)	(4,067)	(1,808)
Other income, net	6,535	7,368	7,281	7,979

Income/(loss) before income taxes	1,656	(6,689)	(37,096)	(26,302)
Provision for income taxes	57	165	282	387

Net income/(loss)	$1,599	$(6,854)	$(37,378)	$(26,689)

Net income/(loss) per share:
Basic	$0.04	$(0.18)	$(0.93)	$(0.74)
Diluted	$0.04	$(0.18)	$(0.93)	$(0.74)
Weighted-average number of shares used in per share computation:
Basic	40,575	38,784	40,064	35,992
Diluted	40,929	38,784	40,064	35,992

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income/(loss)	$1,599	$(6,854)	$(37,378)	$(26,689)
Other comprehensive loss:
Foreign currency translation adjustments	(158)	(33)	(358)	(121)

Comprehensive income/(loss)	$1,441	$(6,887)	$(37,736)	$(26,810)

See accompanying notes to consolidated condensed financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash Flows From Operating Activities
Net loss	$(37,378)	$(26,689)
Adjustments required to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property, plant and equipment	4,457	4,793
Amortization of intangible assets	2,816	2,403
Asset impairments	2,563	3,399
Fair value of contingent consideration	(10)	(7,277)
Restructuring charges	2,541	1,350
Goodwill impairment charge	30,466	—
Impairment of indefinite-lived intangible assets	500	—
Stock-based compensation	8,942	8,653
Inventory provisions	1,321	1,434
Amortization of debt discounts and debt issuance costs	848	457
Non-cash effect of picoChip settlement arrangement	(5,357)	—
Other non-cash items, net	(69)	(36)
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,864)	(203)
Inventories	(2,036)	5,000
Other assets, net	5,137	(3,942)
Accounts payable	(2,378)	(1,840)
Deferred income on sales to distributors	(1,007)	(559)
Restructuring charges	(2,619)	(2,026)
Accrued compensation and benefits	(2,015)	(4,098)
Accrued expenses and other current liabilities	(1,014)	(2,001)
Other liabilities, net	(719)	5,503

Net cash provided by/(used in) operating activities	2,125	(15,679)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,081)	(3,132)
Payments under license agreements	(3,334)	(9,560)
Net cash paid for acquired companies	—	(20,096)

Net cash used in investing activities	(7,415)	(32,788)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(337)	(417)
Borrowings under term loan	—	15,000
Payments made on term loan	(375)	—
Borrowings under line of credit	1,420	14,807
Payments made on line of credit	(1,410)	(1,317)
Borrowings under convertible debt	—	30,560
Deferred financing costs	—	(932)
Repurchase of restricted stock for income tax withholding	(1,244)	(1,295)
Proceeds from equity compensation programs	1,195	2,046

Net cash (used in)/provided by financing activities	(751)	58,452

Effect of foreign currency exchange rates on cash	(10)	(74)

Net (decrease)/increase in cash and cash equivalents	(6,051)	9,911
Cash and cash equivalents at beginning of period	49,098	45,227

Cash and cash equivalents at end of period	$43,047	$55,138

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

The Company has experienced negative cash flows from operating activities over the last two quarters. The Company currently believes that its existing cash balances (net of minimum cash and cash equivalents balances for its financial covenants with Silicon Valley Bank, as discussed in Note 7), cash expected to be generated from operations and its revolving credit facility will be sufficient to fund operations, anticipated capital expenditures, working capital and other financing requirements, including principal and interest payments on debt obligations, for at least the next twelve months.

Fiscal Periods – The Company’s interim fiscal quarters end on the thirteenth Friday of each quarter. The third quarter of fiscal 2013 and 2012 ended on June 28, 2013 and June 29, 2012, respectively.

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

2. Financial Statement Details

Inventories

Inventories consisted of the following:

	June 28, 2013	September 28, 2012
	(in thousands)
Work-in-process	$4,706	$3,957
Finished goods	6,491	6,525

Total inventories	$11,197	$10,482

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed Intangibles

Licensed intangibles consisted mainly of licenses of intellectual property. See Note 3 for a discussion of the $2.0 million impairment charge on the carrying value of licensed intangibles during the second quarter of fiscal 2013.

	June 28, 2013	September 28, 2012
	(in thousands)
Licensed intangibles	$25,484	$28,145
Accumulated amortization	(4,862)	(6,286)

Licensed intangibles, net	$20,622	$21,859

Weighted-average remaining life	69 months	59 months

Amortization of licensed intangible assets included in costs of goods sold was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Amortization of licensed intangibles	$372	$595	$1,763	$1,835

Estimated future amortization of existing licensed intangible assets is as follows:

	Licensed Intangible Assets Amortization by Fiscal Year
	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Cost of goods sold	$615	$3,243	$4,280	$3,657	$3,645	$3,397	$1,785	$20,622

Acquired Intangibles

Acquired intangibles consisted of the following:

	June 28, 2013
	Gross	Accumulated Impairment	Accumulated Amortization	Net Book Value	Weighted- Average Useful Life
	(in thousands)				(in years)
Trade names and trademarks	$310	$—	$(291)	$19	1.5
Developed technology	11,800	—	(1,380)	10,420	12
Customer relationships	1,500	—	(300)	1,200	7
In-process research and development	800	(500)	—	300	Indefinite

	$14,410	$(500)	$(1,971)	$11,939

See Note 3 for a discussion of the $500,000 impairment charge on the carrying value of in-process research and development (IPR&D) during the second quarter of fiscal 2013.

	September 28, 2012
	Gross	Accumulated Amortization	Net Book Value	Weighted- Average Useful Life
	(in thousands)			(in years)
Trade names and trademarks	$310	$(136)	$174	1.5
Developed technology	11,800	(643)	11,157	12
Customer relationships	1,500	(139)	1,361	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(918)	$13,492

Amortization of acquired intangible assets included in the costs of goods sold and operating expense categories was as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
Cost of goods sold	$247	$246	$741	$397
Selling, general and adminstrative	104	106	312	171

	$351	$352	$1,053	$568

Estimated future amortization of existing acquired intangible assets, excluding IPR&D, is as follows:

	Acquired Intangible Assets Amortization by Fiscal Year
	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Cost of goods sold	$242	$983	$983	$983	$983	$983	$5,258	$10,415
Selling, general and adminstrative	76	214	214	214	214	214	78	1,224

	$318	$1,197	$1,197	$1,197	$1,197	$1,197	$5,336	$11,639

Goodwill

The change in the carrying amount of goodwill from fiscal 2012 is as follows:

Goodwill
(in thousands)
Balance as of September 28, 2012	$57,110
Change in carrying value during the first quarter of fiscal 2013	(48)
Impairment loss	(30,466)

Balance as of June 28, 2013	$26,596

See Note 3 for a discussion of the $30.5 million goodwill impairment charge during the second quarter of fiscal 2013.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors was as follows:

	June 28, 2013	September 28, 2012
	(in thousands)
Deferred revenue on shipments to distributors	$3,732	$4,721
Deferred cost of goods sold on shipments to distributors	(379)	(361)
Reserves	36	36

Deferred income on sales to distributors	$3,389	$4,396

Other Liabilities

Details of other liabilities were as follows:

	June 28, 2013	September 28, 2012
	(in thousands)
Current
Deferred rent	$557	$53
Capital lease obligations	51	321
Accrued royalties	309	379
Accrued license fees	181	860
Accrued income taxes	745	707
Restructuring	349	427
Accrued interest	751	913
Escrow payable	—	3,491
Accrued professional fees	760	837
Other	1,835	2,673

Total other current liabilities	$5,538	$10,661

Long-term
Deferred rent	$5,330	$5,044
Capital lease obligations	1	68
Licensed intangibles payable	—	699
Other	1,000	956

Total other liabilities	$6,331	$6,767

Computation of Net Income/(Loss) Per Share

The following table presents the computation of net income/(loss) per share:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Earnings/(loss) per share - basic
Net income/(loss)	$1,599	$(6,854)	$(37,378)	$(26,689)
Basic weighted average common shares outstanding	40,575	38,784	40,064	35,992

Earnings/(loss) per share - basic	$0.04	$(0.18)	$(0.93)	$(0.74)

Basic weighted average common shares outstanding	40,575	38,784	40,064	35,992
Effect of dilutive securities:
Dilutive stock awards	354	—	—	—

Diluted weighted average common shares outstanding	40,929	38,784	40,064	35,992

Earnings/(loss) per share - diluted	$0.04	$(0.18)	$(0.93)	$(0.74)

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
6.75% convertible senior notes	8,205	8,205	8,205	8,205
6.50% convertible senior notes	3,165	3,165	3,165	3,165
Stock awards	4,438	4,323	3,445	3,546
Employee stock purchase plan shares	36	38	36	38
Warrants (expired June 27, 2013)	6,109	6,109	6,109	6,109

Anti-dilutive weighted average common shares	21,953	21,840	20,960	21,063

Net Revenue by Product Line

Net revenue by product lines was as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
High-performance analog	$15,276	$16,845	$50,150	$46,846
Communications processors	17,654	14,583	49,417	50,797
Wireless infrastructure	2,649	4,023	9,791	6,508
Intellectual property	—	—	6,000	591

Total net revenue	$35,579	$35,451	$115,358	$104,742

The Company’s high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. The Company’s communications processors products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the fixed carrier infrastructure, residential and enterprise platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure. The Company’s wireless infrastructure products include ultra-low-power, multi-core DSP SoC products for the mobile (3G/4G) carrier infrastructure, residential, and enterprise platforms.

Net Revenue by Geographic Area

Revenue by geographic area, based upon country of destination, was as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
Americas	$8,598	$6,240	$26,828	$17,906
Asia-Pacific	24,853	26,790	79,592	79,728
Europe, Middle East and Africa	2,128	2,421	8,938	7,108

Total net revenue	$35,579	$35,451	$115,358	$104,742

The Company believes a substantial portion of the products sold to original equipment manufacturers (OEMs) and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Research and Development Expenses

The Company receives certain non-recurring engineering reimbursements from its customers related to the development of certain products or product features. The Company offset $94,000 in the third quarter of fiscal 2013 and $583,000 in the nine months ended June 28, 2013 in development expenses related to these services. The cost reduction is recognized when services are performed and customer acceptance has been received. There were no such offsets to development expenses for the first three and nine months ended June 29, 2012.

Supplemental Cash Flow Information

Non-cash investing and financing activities consisted of the following:

	Nine Months Ended
	June 28,	June 29,
	2013	2012
	(in thousands)
Non-cash investing and financing activities consisted of the following:
Purchase of property and equipment through capital leasing arrangements	$—	$113
Contingent consideration payable in connection with business acquisition	—	10,038
Unpaid purchases of property and equipment	48	—
Unpaid licenses of intellectual property	539	1,680
Leasehold improvements paid by landlord	1,076	—
Issuance of equity in a business acquisition	—	33,791
Reclassification of prepaid assets to purchased intangibles	145	—

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Customer A	25%	20%	20%	21%
Customer B	28%	29%	28%	25%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	June 28,	September 28,
	2013	2012
Customer A	33%	13%
Customer B	12%	19%
Customer C	12%	2%

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

The Company also recorded a $500,000 impairment charge on its IPR&D related to its wireless infrastructure reporting unit. The fair value of the IPR&D was based on a multi-period excess earnings technique of the income approach as of March 29, 2013. The significant unobservable inputs used in the valuation included revenue forecasts, gross margin assumptions, expected product cycle and a discount rate. The related product was projected to begin production shipments in fiscal 2014 and revenue was assumed to follow a normal five-year product cycle. Gross margin was assumed to remain constant during the five-year product cycle. The discount rate was a 2.0% premium to the wireless infrastructure’s discount rate. The Company reviewed its other long-lived assets within its wireless infrastructure reporting unit and did not identify any other impairment.

There were no triggering events or circumstances to warrant an evaluation of the Company’s definite-lived and indefinite-lived intangible assets during the third quarter of fiscal 2013 and no impairment was identified.

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

There were no triggering events or circumstances to warrant an evaluation of the Company’s goodwill during the third quarter of fiscal 2013 and no impairment was identified.

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

The Company had the right to offset the earnout payment with certain employee termination liabilities incurred subsequent to the close of the acquisition. For the three and six months ended March 29, 2013, the offsetting employee termination expenses were estimated to be $634,000, reducing the net contingent consideration liability from $2.5 million to $1.9 million.

The acquisition agreement stipulated that the purchase price was to be reduced if the actual net assets as defined in the agreement were determined to be less than the estimated net assets. On April 26, 2013, the Company and the selling shareholders’ representative entered into a settlement agreement whereby the parties agreed to settle all outstanding obligations under the acquisition agreement, including escrow claims, earnout payments and the net asset adjustment on the purchase price paid by the Company in connection with the acquisition. In connection with the settlement, the Company was relieved of its $1.9 million net contingent consideration obligation, $3.5 million of payables owed to the escrow account related to a refundable research and development tax credit and received $1.0 million net in cash. This settlement resulted in the recording of other income of $6.4 million during the third quarter of fiscal 2013. This settlement agreement released the Company, the selling shareholders and the selling shareholders’ representative from all contingent consideration, claims and potential claims between the parties and the escrow account has been terminated.

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

The following table represents financial assets and liabilities that the Company measured at fair value. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820:

	Fair Value as of	Fair Value Measurements at June 28, 2013 Using Fair Value Hierarchy
	June 28, 2013	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$15,053	$15,053	$—	$—

Assets at fair value	$15,053	$15,053	$—	$—

	Fair Value as of	Fair Value Measurements at September 28, 2012 Using Fair Value Hierarchy
	September 28, 2012	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,040	$20,040	$—	$—

Assets at fair value	$20,040	$20,040	$—	$—

Liabilities
Contingent consideration	$1,876	$—	$—	$1,876

Liabilities at fair value	$1,876	$—	$—	$1,876

As discussed in Note 4, the Company was relieved of its contingent consideration obligation of $1.9 million during the third quarter of fiscal 2013.

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

On June 27, 2013, an outstanding warrant to acquire approximately 6.3 million shares of the Company’s common stock at a price of $16.25 per share expired unexercised.

The following table presents stock-based compensation by functional line item presented on the unaudited consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
Cost of goods sold	$—	$48	$107	$47
Research and development	870	871	2,816	2,702
Selling, general and administrative	2,142	2,278	6,019	5,904

Total stock-based compensation	$3,012	$3,197	$8,942	$8,653

Stock option grant date fair value was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Weighted-average assumptions:
Expected option life	5.0 years	*	5.0 years	2.7 years
Risk-free interest rate	0.8%	*	0.9%	0.3%
Expected volatility	83.0%	*	84.0%	97.0%
Dividend yield	—	*	—	—
Weighted-average grant date fair value per share	$1.94	*	$2.82	$2.59

*	No stock options were granted during the period.

Stock Option Awards

The following tables summarize stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at September 28, 2012	2,375	$6.71	5.1 years	$648
Granted	40	4.29
Exercised	(139)	2.17		264
Forfeited or expired	(253)	9.08

Outstanding at June 28, 2013	2,023	$6.67	5.3 years	$382

Vested and expected to vest	1,967	$6.68	4.9 years	$380

Exercisable at June 28, 2013	1,495	$6.69	4.7 years	$365

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$1,612	0.8

Stock Awards

The following tables summarize stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Outstanding at September 28, 2012	2,620	$6.29
Granted	1,721	4.33
Vested	(1,213)	6.36	$4,534
Forfeited	(265)	7.50

Outstanding at June 28, 2013	2,863	$5.15

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$12,289	1.0
Market-based	523	1.4

Stock awards	$12,182

7. Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, the Company sold $32.0 million in aggregate principal amount of its 6.75% Convertible Senior Notes due 2017, or the 6.75% convertible notes, for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is paid semi-annually in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of the Company’s subsidiaries.

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments. As of June 28, 2013, no events of default have occurred.

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

For financial accounting purposes, the requirements for the Company to make additional interest payments in the event of early redemption by the Company and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. As of June 28, 2013, the fair value of these embedded derivatives has been estimated and is not significant. The Company’s contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of June 28, 2013, the fair value of this contingent obligation has been estimated at $174,000 and is recorded in other liabilities.

The estimated fair value of these notes as of June 28, 2013 was approximately $33.5 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 63.0%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and a 10.0% discount for lack of marketability.

The Company incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At June 28, 2013, debt issuance costs of $389,000, net of accumulated amortization, were included in other assets.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	June 28,	September 28,
	2013	2012
	(in thousands)
Principal value of the liability component	$32,000	$32,000
Unamortized value of the debt discount	(1,248)	(1,484)

Net carrying value of the liability component	$30,752	$30,516

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
Interest expense - coupon	$546	$107	$1,633	$107
Interest expense - debt discount amortization	78	14	236	14

Total	$624	$121	$1,869	$121

Effective interest rate on the liability for the period	7.80%	9.08%	7.79%	9.08%

Loan and Security Agreement

The Company entered into a loan and security agreement with Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 28, 2013, the outstanding balance on the term loan was $14.6 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At June 28, 2013, the Company had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $13.9 million. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of June 28, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $306,000 and $838,000 for the three and nine months ended June 28, 2013, respectively.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The loan and security agreement, as amended, requires the Company to meet certain financial covenants. Beginning in the third quarter of fiscal 2013, the Company must maintain a minimum cash and cash equivalents balance of $35.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40 as of the last date of the fiscal quarter. The Company met this requirement as of June 28, 2013. For each subsequent fiscal quarter, the minimum cash and cash equivalents balance is reduced to $20.0 million. If the Company fails to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio as of the last date of each fiscal quarter, it will be required to maintain a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

The Company incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At June 28, 2013, debt issuance costs of $276,000, net of accumulated amortization, were included in other assets.

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

The estimated fair value of these notes as of June 28, 2013 was approximately $14.8 million and was calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value include a volatility of 54.5%, based on the implied volatility of a Mindspeed publicly traded call option, a debt discount rate of 9.0% and a 0.0% discount for lack of marketability.

The Company’s contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is considered an embedded derivative. As of June 28, 2013, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	June 28,	September 28,
	2013	2012
	(in thousands)
Principal value of the liability component	$15,000	$15,000
Unamortized value of the debt discount	(44)	(366)

Net carrying value of the liability component	$14,956	$14,634

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(in thousands)
Interest expense - coupon	$244	$244	$731	$731
Interest expense - debt discount amortization	108	104	322	312

Total	$352	$348	$1,053	$1,043

Effective interest rate on the liability for the period	9.39%	9.28%	9.36%	9.27%

On August 1, 2013, the 6.50% convertible senior notes matured and the remaining balance of $15.0 million was repaid by the Company.

8. Commitments and Contingencies

In January 2013, Clark Leips, a purported shareholder of the Company, filed a lawsuit against the Company and its board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for the Company’s chief executive officer that exceeded the respective sub-limitations under Section 5 of the Company’s 2003 long-term incentives plan for grants to a single participant in any calendar year. Plaintiff also alleged that the disclosures in the proxy statement for the Company’s 2013 annual meeting of stockholders were inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. Plaintiff filed a motion to enjoin the Company’s 2013 annual meeting of stockholders until the Company issued additional disclosures to supplement the proxy statement. On January 22, 2013, the Company filed a supplement to the proxy statement. The motion for an injunction was then withdrawn by the plaintiff. The Company and its board of directors have moved to dismiss the complaint. Management does not believe the resolution of this matter will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

9. Restructuring Charges

The Company has, and may in the future, commit to restructuring plans to help manage the expenses of the Company or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in the Company’s research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. Approximately $3.3 million in charges related to this plan were incurred since the plan’s inception through the third quarter of fiscal 2013. Of the charges incurred, $3.1 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space. The Company expects to incur additional charges of $500,000 to $1.0 million for a total plan charge of approximately $3.8 million to $4.3 million. The total cash expenditure for this plan is expected to be $3.5 million to $4.5 million. The remaining plan charges and cash expenditures will relate primarily to severance costs for affected employees.

Activity and liability balances related to the Company’s fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through June 28, 2013 were as follows:

	Workforce Reductions	Facilities and Other	Total
	(in thousands)
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

Charges to costs and expenses	676	—	676
Cash payments	(792)	(22)	(814)
Non-cash adjustments	92	—	92

Restructuring balance, March 29, 2013	$630	$184	$814

Charges to costs and expenses	293	—	293
Cash payments	(757)	(29)	(786)

Restructuring balance, June 28, 2013	$166	$155	$321

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

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through June 28, 2013 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012 and March 29, 2013	$32

Cash payments	(4)

Restructuring balance, June 28, 2013	$28

The remaining accrued restructuring balance principally represents employee severance costs. The Company expects to pay these remaining obligations through the fourth quarter of fiscal 2013.

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

11. Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.3 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.2 million for products sold that include the licensed intellectual property. As of June 28, 2013, the Company has paid $5.4 million in related license fees and prepaid royalties and has recorded the payments in intangible assets, net, on its consolidated condensed balance sheet.

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

Overview

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (WAN) (fixed and mobile). In previous fiscal years, we had organized our solutions for these interrelated and rapidly converging networks into three product lines: communications convergence processing, high-performance analog and WAN communications. As previously reported, communications convergence processing included small cell wireless equipment. Beginning in fiscal 2013, to better align with our investment focus and provide greater transparency into the execution of our growth business, we started reporting small cell wireless infrastructure revenues as a standalone category. We also combined the communications convergence processing, excluding small cell wireless infrastructure revenues, and WAN businesses into communications processors. High-performance analog remained unchanged. Therefore, our three product lines are wireless infrastructure, communications processors and high-performance analog. Our wireless infrastructure products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the mobile (3G/4G) carrier infrastructure, including residential and enterprise platforms. Our communications processors products include ultra-low-power, multi-core DSP SoC products for the fixed and mobile carrier infrastructure platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications.

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

Our customers include Alcatel-Lucent SA, Cisco Systems, Inc., Huawei Technologies Co. Ltd., Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp., among others.

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

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 69% of our net revenue in our third fiscal quarter and 67% of our net revenue for the first nine months of fiscal 2013. We generated approximately 76% of our net revenue in our fiscal third quarter and 77% of our net revenue for the first nine months of fiscal 2013 from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We generated approximately 33% of our net revenue in our third fiscal quarter and 30% of our net revenue for the first nine months of fiscal 2013 from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $15.2 million in our third fiscal quarter and approximately $46.9 million in the first nine months of fiscal 2013 on research and development. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key growth markets, including wireless infrastructure solutions for small cell base station processing, communications processors for high-bandwidth multiservice access applications, and high-performance analog applications such as optical networking and broadcast-video transmission. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

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

Our ability to achieve revenue growth will depend on increased demand for network infrastructure equipment and enterprise equipment that incorporate our products, which in turn depends primarily on the level of capital spending by communications service providers, the level of which may decrease due to general economic conditions and uncertainty, over which we have no control. We believe the market for network infrastructure equipment and enterprise equipment in general, and for communications semiconductors in particular, offers attractive long-term growth prospects due to increasing demand for network capacity, the continued upgrading and expansion of existing networks and the build-out of telecommunication networks in developing countries. However, the semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. In addition, there has been an increasing trend toward industry consolidation, particularly among major network equipment and telecommunications companies. Consolidation in the industry has generally led to pricing pressure and loss of market share. These factors have caused substantial fluctuations in our revenue and our results of operations in the past, and we may experience cyclical fluctuations in our business in the future.

On April 30, 2013, we issued a press release announcing that we have engaged Morgan Stanley & Co. LLC to assist us in evaluating various strategic alternatives available to our company. The strategic review will require the expenditure of significant time and resources by our company and management team. The strategic review could also distract our executives, employees, and board of directors from other matters relating to the operation of our businesses and affect our ability to attract and retain new executives or key employees. In addition, our announcement of the strategic review may have created and may continue to create uncertainty among current and potential employees, suppliers and customers. In particular, these suppliers and customers could question our commitment to continuing particular product lines or markets or operating as an independent business. As a result of these factors, the announcement could potentially undermine our business and have a material adverse effect on our results of operations, liquidity or financial condition. In addition, the announcement and subsequent developments could cause increased volatility in our stock price.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to inventories, stock-based compensation, revenue recognition, deferred income taxes and uncertain tax positions, business combinations, goodwill and other long-lived assets, and impairment of goodwill and other long-lived assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. There have been no significant changes in our critical accounting policies and estimates during the first nine months ended June 28, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

Results of Operations

Net Revenue by Product Line

The following table summarizes fiscal quarter net revenue by our product lines:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
High-performance analog	$15,276	43%	$16,845	48%	$(1,569)	-9.3%
Communications processors	17,654	50%	14,583	41%	3,071	21.1%
Wireless infrastructure	2,649	7%	4,023	11%	(1,374)	-34.2%

Total net product revenue	35,579	100%	35,451	100%	128	0.4%
Intellectual property	—	0%	—	0%	—

Net revenue	$35,579	100%	$35,451	100%	$128	0.4%

Net revenue from high-performance analog products decreased in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 due to decreased shipments of our physical media device chipsets and crosspoint products. Net revenue from wireless infrastructure products decreased in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 due to decreased shipments of our products for the 3G market. Net revenue from our communications processors products increased in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 due to increased shipments in all three communications processors product lines.

The following table summarizes fiscal year-to-date net revenue by our product lines:

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
High-performance analog	$50,150	43%	$46,846	45%	$3,304	7.1%
Communications processors	49,417	43%	50,797	48%	(1,380)	-2.7%
Wireless infrastructure	9,791	8%	6,508	6%	3,283	50.4%

Total net product revenue	109,358	94%	104,151	99%	5,207	5.0%
Intellectual property	6,000	6%	591	1%	5,409	915.2%

Net revenue	$115,358	100%	$104,742	100%	$10,616	10.1%

Net revenue from high-performance analog products increased in the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012 due to increased demand for crosspoint switches, SDI chipsets, and optical physical media devices. Net revenue from wireless infrastructure products also increased in the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012 due to increased shipments of our SoC products for small cell base stations, as well as increased sales of 3G/HSPA products driven by the acquisition of picoChip in February of 2012. These increases were partially offset by a decrease in sales in communications processors products. Net revenue from our communications processors products decreased in the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012, despite the increase in demand for Ethernet products for wide area networks. The decline is due to a slowdown in the infrastructure voice market, as well as a decrease in shipments of CPE products, which are used in broadband CPE gateways and other equipment that service providers are deploying in order to deliver voice, data and video services to residential subscribers.

We sold $6.0 million in intellectual property during the first nine months of fiscal 2013 compared to $591,000 in intellectual property sales in the first nine months of fiscal 2012. We have developed and maintain a broad intellectual property portfolio, and we may periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

The demand environment in the markets in which we participate is dynamic and certain customers increase or accelerate product orders to earn financial incentives near quarter end, while other customers request product shipments in the quarter that exceed our available supply. The impact of increased or accelerated product orders to net revenue was $2.9 million for the three and nine months ended June 28, 2013 and $4.0 million for the three and nine months ended June 29, 2012. The impact of increased or accelerated product orders to net revenue was partially offset by the impact of customer requests exceeding our available supply by $1.9 million for the three and nine months ended June 28, 2013 and $2.3 million for the three and nine months ended June 29, 2012.

Impairment of Long-Lived Assets

During the second quarter of fiscal 2013, in conjunction with the evaluation of goodwill and indefinite-lived intangibles, as discussed below, there were impairment triggering events and circumstances which warranted an evaluation of certain definite-lived intangible assets. These circumstances included lower revenue when compared with projected results, which led to weaker performance than we expected for the second quarter of fiscal 2013. Specifically, the carrying amounts of certain intellectual property licenses and photomasks within our wireless infrastructure reporting unit were determined not to be recoverable and to exceed their fair value. Accordingly, we impaired the entire carrying value of these intellectual property licenses and photomasks and recorded an impairment charge of $2.0 million on intellectual property licenses and $439,000 on photomasks in cost of goods sold on our unaudited consolidated condensed statements of operations. We reviewed our other long-lived assets within our wireless infrastructure reporting unit and did not identify any other impairment.

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

The following table presents fiscal quarter gross margin:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$21,803	61%	$17,265	49%	$4,538	26.3%

The increase in our gross margin as a percent of net revenue for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was driven primarily by $3.4 million of asset impairments recorded in cost of goods sold in the third quarter of fiscal 2012, which related to the impairment of an intellectual property license and a photomask and $760,000 from the write-up to fair value of acquired inventory related to the picoChip acquisition.

The following table presents fiscal year-to-date gross margin:

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$69,873	61%	$57,498	55%	$12,375	21.5%

Gross margin increased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to a $5.4 million (4.7% of net revenue) increase in intellectual property revenue. The increase in our gross margin as a percent of net revenue for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was driven primarily by a change in product mix, as described above, as well as an increase in intellectual property revenue, which had no associated cost. These increases in gross margin as a percent of net revenue were partially offset by the amortization of acquired intangible assets related to the picoChip acquisition and $2.4 million (2.1% of net revenue) of asset impairments recorded in cost of goods sold, which related to the impairment of intellectual property licenses and photomasks during the second quarter of fiscal 2013, as described above.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of fiscal quarter R&D expenses:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$9,167		$10,880		$(1,713)	-15.7%
Stock-based compensation	886		899		(13)	-1.4%
Design & development costs	2,275		3,133		(858)	-27.4%
Facilities	1,837		1,768		69	3.9%
Depreciation	749		846		(97)	-11.5%
Other	239		579		(340)	-58.7%

Research and development	$15,153	43%	$18,105	51%	$(2,952)	-16.3%

R&D expenses decreased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due primarily to a decrease in personnel-related costs and a decrease in design and development costs, which both resulted from the restructuring activities that began in late fiscal 2012.

The following table presents details of fiscal year-to-date R&D expenses:

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$28,598		$30,296		$(1,698)	-5.6%
Stock-based compensation	2,844		2,785		59	2.1%
Design & development costs	6,590		9,198		(2,608)	-28.4%
Facilities	5,804		4,781		1,023	21.4%
Depreciation	2,337		2,177		160	7.3%
Other	683		1,616		(933)	-57.7%

Research and development	$46,856	41%	$50,853	49%	$(3,997)	-7.9%

R&D expenses decreased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to personnel-related cost reductions and design and development cost reductions as part of the restructuring plan we undertook in fiscal 2012. Design and development costs also decreased significantly due to high development costs incurred with three products going to production and two products taping out from our wireless infrastructure product line in the first nine months of fiscal 2012. Other R&D expense decreased primarily due to $583,000 of certain non-recurring engineering reimbursements during fiscal 2013 from our customers related to the development of certain products or product features. These decreases were partially offset due to increased facilities expense related to the additional facilities and property, plant and equipment obtained through the acquisition of picoChip.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses include personnel costs, independent sales representative commissions and product marketing, applications engineering and other marketing costs. Our SG&A expenses also include costs of corporate functions, including accounting, finance, legal, human resources, information systems and communications.

The following table presents details of fiscal quarter SG&A expenses:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$4,575		$6,111		$(1,536)	-25.1%
Stock-based compensation	2,163		2,320		(157)	-6.8%
Professional fees & outside services	1,677		933		744	79.7%
Facilities	516		631		(115)	-18.2%
Depreciation	121		162		(41)	-25.3%
Integration costs	—		532		(532)	-100.0%
Other	771		921		(150)	-16.3%

Selling, general and administrative	$9,823	28%	$11,610	33%	$(1,787)	-15.4%

SG&A expenses decreased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily due to decreased personnel-related costs associated with the restructuring plan announced in fiscal 2012 and decreased picoChip integration costs. These decreases in SG&A expenses were partially offset by an increase in professional fees and outside services.

The following table presents details of fiscal year-to-date SG&A expenses:

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$14,295		$17,735		$(3,440)	-19.4%
Stock-based compensation	6,060		6,032		28	0.5%
Professional fees & outside services	4,158		2,643		1,515	57.3%
Facilities	1,550		2,192		(642)	-29.3%
Depreciation	413		473		(60)	-12.7%
Integration costs	—		1,993		(1,993)	-100.0%
Other	3,128		2,952		176	6.0%

Selling, general and administrative	$29,604	26%	$34,020	32%	$(4,416)	-13.0%

SG&A expenses decreased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily due to decreased personnel-related costs associated with the restructuring plan announced in fiscal 2012 and decreased picoChip integration costs. These decreases were partially offset by an increase in professional fees and outside services.

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

Prior to performing step one of the goodwill impairment test, we determined the carrying amount of the in-process research and development (IPR&D) within our wireless infrastructure reporting unit exceeded its fair value. The fair value was determined using the multiple period excess earnings method. See Note 3 to our consolidated condensed financial statements for a description of the significant unobservable inputs used. As a result, we recorded a $500,000 impairment charge on our IPR&D during the second quarter of fiscal 2013.

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

Acquisition-Related Costs

Acquisition-related costs for the three and nine months ended June 28, 2013 and June 29, 2012 consisted primarily of professional fees incurred as a result of our acquisition of picoChip, which was completed in February 2012.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our expenses or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, we committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in our research and development functions and selling, general and administrative functions. The restructuring plan is expected to be substantially completed during the fourth quarter of fiscal 2013. We made the decision to implement the restructuring plan in furtherance of our efforts to reduce operating expenses and cash consumption. Approximately $3.3 million in charges related to this plan were incurred since the plan’s inception through the third quarter of fiscal 2013. Of the charges incurred, $3.1 million related to severance costs for affected employees and approximately $206,000 related to contractual obligations on vacated office space. We expect to incur additional charges of $500,000 to $1.0 million for a total plan charge of approximately $3.8 million to $4.3 million. The total cash expenditure for this plan is expected to be $3.5 million to $4.5 million. The remaining plan charge and cash expenditure will each relate primarily to severance costs for affected employees.

Activity and liability balances related to our fourth quarter of fiscal 2012 restructuring plan from September 28, 2012 through June 28, 2013 were as follows:

	Workforce	Facilities
	Reductions	and Other	Total
	(in thousands)
Restructuring balance, September 28, 2012	$382	$—	$382
Charges to costs and expenses	1,362	210	1,572
Cash payments	(993)	—	(993)
Non-cash adjustments	(97)	(4)	(101)

Restructuring balance, December 28, 2012	$654	$206	$860

Charges to costs and expenses	676	—	676
Cash payments	(792)	(22)	(814)
Non-cash adjustments	92	—	92

Restructuring balance, March 29, 2013	$630	$184	$814

Charges to costs and expenses	293	—	293
Cash payments	(757)	(29)	(786)

Restructuring balance, June 28, 2013	$166	$155	$321

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

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan from September 28, 2012 through June 28, 2013 were as follows:

Workforce Reductions
(in thousands)
Restructuring balance, September 28, 2012	$45
Cash payments	(13)

Restructuring balance, December 28, 2012 and March 29, 2013	$32

Cash payments	(4)

Restructuring balance, June 28, 2013	$28

The remaining accrued restructuring balance principally represents employee severance costs. We expect to pay these remaining obligations through the fourth quarter of fiscal 2013.

Interest Expense

The following tables present details of fiscal quarter and fiscal year-to-date interest expense:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$1,387	4%	$849	2%	$538	63.4%

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Interest expense	$4,067	4%	$1,808	2%	$2,259	124.9%

Interest expense primarily consisted of interest on our 6.50% convertible senior notes in periods prior to the second quarter of fiscal 2012. For the three and nine months ended June 28, 2013 and June 29, 2012, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, income from the picoChip settlement agreement (see Note 4 to our consolidated condensed financial statements), foreign exchange gains and losses and other non-operating gains and losses. The following table presents fiscal third quarter other income, net:

	Three Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Other Income, Net	$6,535	18%	$7,368	21%	$(833)	-11.3%

During the third quarter of fiscal 2012, we recognized $7.3 million of other income due to the change in fair value of our contingent consideration liability. No change in fair value of our contingent consideration liability was recognized during the third quarter of fiscal 2013. During the third quarter of fiscal 2013, we recognized $6.4 million of other income from the picoChip settlement agreement discussed further in Note 4 to our consolidated condensed financial statements.

The following table presents fiscal year-to-date other income, net:

	Nine Months Ended
	June 28,	% of Net	June 29,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Other Income, Net	$7,281	6%	$7,979	8%	$(698)	-8.7%

Other income, net, for the first nine months ended June 28, 2013 primarily consisted of $6.4 million of other income from the picoChip settlement agreement and $953,000 of reimbursable foreign R&D incentives. Other income, net, for the first nine months ended June 29, 2012 primarily consisted of $7.3 million of other income due to the change in fair value of our contingent consideration liability and $563,000 of reimbursable foreign R&D incentives.

Income Taxes

Our provision for income taxes for the first three and nine months of fiscal 2013 and 2012 principally consisted of income taxes incurred by our foreign subsidiaries. As a result of our history of operating losses and the uncertainty of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) will not be realized. Based on available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a full valuation allowance against our U.S. federal and state net deferred tax assets at June 28, 2013. Should sufficient positive objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Liquidity and Capital Resources

Our principal source of liquidity is our existing cash and cash equivalent balance.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses, reduce capital expenditures, increase our gross margin and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability. Our ability to maintain, or increase, gross margin will depend on our ability to obtain product cost reductions and better terms with our suppliers. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend on demand for network infrastructure equipment and enterprise equipment that incorporate our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control. We may be unable to increase current revenue and gross margin levels or sustain past and future expense reductions in subsequent periods. We may not be able to achieve sustained profitability.

We believe that our existing cash balances (net of minimum cash and cash equivalents balances for our financial covenants with Silicon Valley Bank, as discussed in Note 7 to our consolidated condensed financial statements ), cash expected to be generated from operations and our revolving credit facility will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements, including principal and interest payments on debt obligations, for at least the next 12 months. We have principal payments of $375,000 due each of the remaining quarters of calendar 2013 and $750,000 due each quarter during calendar year 2014 on our term loan with Silicon Valley Bank and $15.0 million of principal payments due in August 2013 on our 6.50% convertible notes. We have no other principal payments on debt obligations for the next 12 fiscal months. We may acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In order to fund capital expenditures, increase our working capital, re-pay debt or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all, particularly in light of recent economic conditions in the capital markets.

The following table presents details of our working capital and cash and cash equivalents:

	June 28,	September 28,	Increase/
	2013	2012	(Decrease)
	(in thousands)
Working capital	$30,868	$28,775	$2,093

Cash and cash equivalents	$43,047	$49,098	$(6,051)

Cash and cash equivalents decreased primarily as a result of cash used in our investing and financing activities. The decrease was partially offset by cash provided by operating activities.

The following table presents the major components of the consolidated statements of cash flows:

	Nine Months Ended
	June 28,	June 29,
	2013	2012
	(in thousands)
Net cash provided by/(used in):
Net loss	$(37,378)	$(26,689)
Non-cash operating expenses, net	49,018	15,176
Changes in operating assets and liabilities:
Receivables	(2,864)	(203)
Inventories	(2,036)	5,000
Other assets, net	5,137	(3,942)
Accounts payable	(2,378)	(1,840)
Deferred income on sales to distributors	(1,007)	(559)
Restructuring charges	(2,619)	(2,026)
Accrued compensation and benefits	(2,015)	(4,098)
Accrued expenses and other current liabilities	(1,014)	(2,001)
Other liabilities, net	(719)	5,503

Net cash provided by/(used in) operating activities	2,125	(15,679)
Net cash used in investing activities	(7,415)	(32,788)
Net cash (used in)/provided by financing activities	(751)	58,452
Effect of foreign exchange rate changes on cash	(10)	(74)

(Decrease)/increase in cash and cash equivalents	$(6,051)	$9,911

Operating activities generated cash for the first nine months of fiscal 2013 due to cash provided by net non-cash operating adjustments, partially offset by changes in operating assets and liabilities. Significant non-cash adjustments included goodwill and asset impairments, stock-based compensation expense, restructuring charges, depreciation and amortization. Net income was also adjusted for the non-cash effect of the picoChip settlement agreement. Cash outflows related to an increase in our accounts receivable balance due to the timing of sales and the timing of cash collections. Cash outflows also related to a decrease in accrued restructuring charges due to payments made mainly on the restructuring plan implemented in the fourth quarter of fiscal 2012 and a decrease in accrued expenses and other current liabilities due to interest payments and payments made on accrued vendor balances. The cash outflows were partially offset by a decrease in prepaid and other current assets due to the receipt of an international tax receivable and the receipt of the unused portion of our tenant improvement allowance from the landlord of our headquarters.

Operating activities used cash for the first nine months of fiscal 2012 due to our net loss and net cash used in changes in operating assets and liabilities, partially offset by cash provided by net non-cash operating activities. Significant non-cash adjustments included stock-based compensation expense, the revaluation of contingent consideration, depreciation, amortization and asset impairments. Net loss was also adjusted for an increase in prepaid and other current assets due to tenant improvement incentives from the operating lease of our corporate headquarters. Cash outflows related to a decrease in accrued restructuring charges due to payments made on the restructuring plans implemented in the second quarter of fiscal 2012 and fourth quarter of fiscal 2011 and a decrease in accrued compensation and benefits due to the payment of bonuses under our fiscal 2011 cash bonus plan in the first quarter of fiscal 2012. These cash outflows were partially offset by a decrease in our inventory balance due to our focused efforts in decreasing our inventory on hand and increasing our inventory turns. Net loss was further adjusted by an increase in other liabilities due to the long-term portion of deferred rent on the operating lease of our corporate headquarters.

Investing Activities

Investing activities used cash for the first nine months of fiscal 2013 due to payments under license agreements of $3.3 million and the purchase of property, plant and equipment of $4.1 million.

Investing activities used cash for the first nine months of fiscal 2012 due to payments under license agreements of $9.6 million, the purchase of property, plant and equipment of $3.1 million and the acquisition of picoChip of $20.1 million.

Financing Activities

Financing activities used cash for the first nine months of fiscal 2013 due primarily to $1.2 million in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock, $375,000 in payments made on our term loan and $337,000 in payments made on capital lease obligations. These cash outflows were partially offset by $1.2 million in proceeds from equity compensation programs.

Financing activities provided cash for the first nine months of fiscal 2012 due to an offering of $32.0 million principal amount convertible senior notes due 2017, $29.8 million in borrowings under our line of credit and term loan and $2.0 million in proceeds from equity compensation programs. These cash inflows were partially offset by $1.3 million in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock and $1.3 million in payments made on our line of credit.

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017 for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 7.80% for the third quarter of fiscal 2013 and 7.79% for the first nine months of fiscal 2013. The interest expense for the $32.0 million convertible debt for the third quarter of fiscal 2013 was $624,000 and $1.9 million for the first nine months of fiscal 2013.

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments. As of June 28, 2013, no events of default have occurred.

For financial accounting purposes, the requirements for us to make additional interest payments in the event of early redemption by us and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. As of June 28, 2013, the fair value of these embedded derivatives has been estimated and is not significant. Our contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of June 28, 2013, the fair value of this contingent obligation has been estimated at $174,000 and is recorded in other liabilities.

We incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At June 28, 2013, debt issuance costs of $389,000, net of accumulated amortization, was included in other assets.

Loan and Security Agreement

On February 6, 2012, we entered into a loan and security agreement between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 28, 2013, the outstanding balance on the term loan was $14.6 million and the outstanding balance on the revolving credit facility was $13.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At June 28, 2013, we had an outstanding revolving credit facility balance of $13.5 million and the amount of the eligible borrowing base was $13.9 million. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of June 28, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $306,000 for the third quarter of fiscal 2013 and $838,000 for the first nine months of fiscal 2013.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement, as amended, requires us to meet certain financial covenants. Beginning in the third quarter of fiscal 2013, we must maintain a minimum cash and cash equivalents balance of $35.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40 as of the last date of the fiscal quarter. We met this requirement as of June 28, 2013. For each subsequent fiscal quarter, the minimum cash and cash equivalents balance is reduced to $20.0 million. If we fail to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio as of the last date of each fiscal quarter, we will be required to maintain a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

We incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At June 28, 2013, debt issuance costs of approximately $276,000, net of accumulated amortization, were included in other assets.

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

The 6.50% convertible senior notes are unsecured senior indebtedness and bear interest at a rate of 6.50% per annum. Interest is payable on February 1 and August 1 of each year. At maturity, we will be required to repay the outstanding principal amount of the notes. At June 28, 2013, $15.0 million in aggregate principal amount of our 6.50% convertible senior notes were outstanding.

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

For financial accounting purposes, our contingent obligation to issue additional shares or make additional cash payment upon conversion following a fundamental change is an embedded derivative. At June 28, 2013, the liability under the fundamental change adjustment has been recorded at its estimated fair value and is not significant.

If there is an event of default under the 6.50% convertible senior notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) fail, following notice, to cure a breach of a covenant under the notes or the indenture; (v) incur certain events of default with respect to other indebtedness; or (vi) are subject to certain bankruptcy proceedings or orders. If we fail to deliver certain SEC reports to the trustee in a timely manner as required by the indenture: (x) the interest rate applicable to the notes during the delinquency will be increased by 0.25% or 0.50%, as applicable (depending on the duration of the delinquency); and (y) if the required reports are not delivered to the trustee within 180 days after their due date under the indenture, a holder of the notes will generally have the right, subject to certain limitations, to require us to repurchase all or any portion of the notes then held by such holder. As of June 28, 2013, no events of default have occurred.

On August 1, 2013, the 6.50% convertible senior notes matured and the remaining balance of $15.0 million was repaid.

Contractual Obligations

There have been no material changes to the amounts in our contractual obligations as of June 28, 2013, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of June 28, 2013, the carrying value of our cash and cash equivalents approximated fair value.

At June 28, 2013, our debt consisted of a revolving credit facility, a term loan facility and short-term and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our 6.50% convertible senior notes matured on August 1, 2013. Our other convertible senior notes bear interest at a fixed rate of 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The total fair value of the 6.75% convertible senior notes as of June 28, 2013 was $33.5 million and could increase or decrease if interest rates decrease or increase, respectively, which could impact our ability and cost to negotiate a settlement of such notes prior to maturity. As of June 28, 2013, a 1% increase in interest rates would decrease the fair value of our 6.75% convertible senior notes by $886,000.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At June 28, 2013, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at June 28, 2013, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 28, 2013, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the fiscal quarter ended June 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2013, Clark Leips, a purported stockholder of ours, filed a lawsuit against us and our board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for our chief executive officer that exceeded the respective sub-limitations under Section 5 of our 2003 long-term incentives plan for grants to a single participant in any calendar year. The plaintiff also alleged that the disclosures in the proxy statement for our 2013 annual meeting of stockholders were inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. The plaintiff filed a motion to enjoin our 2013 annual meeting of stockholders until we issued additional disclosures to supplement the proxy statement. On January 22, 2013, we filed a supplement to the proxy statement. The motion for an injunction was then taken off calendar. We and our board of directors have moved to dismiss the complaint. We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.

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

Our review, in consultation with Morgan Stanley, of strategic alternatives potentially available to us may not result in an increase in our stock price or in improvements to our operating results, liquidity or financial condition. Moreover, the review could distract our management and employees and create substantial uncertainty among customers, suppliers and other third parties with whom we conduct business, any of which could adversely affect our business, operating results, or financial condition.

On April 30, 2013, we issued a press release announcing that we have engaged Morgan Stanley & Co. LLC to assist us in evaluating various strategic alternatives available to our company. The strategic review will require the expenditure of significant time and resources by our company and management team and may not result in an increase in stockholder value or in improvements to our operating results or financial condition. The strategic review could also distract our executives, employees, and board of directors from other matters relating to the operation of our businesses and affect our ability to attract and retain new executives or key employees. In addition, our announcement of the strategic review may have created and may continue to create uncertainty among current and potential employees, suppliers and customers. In particular, these suppliers and customers could question our commitment to continuing particular product lines or markets or operating as an independent business. As a result of these factors, the announcement could potentially undermine our business and have a material adverse effect on our results of operations or financial condition. In addition, the announcement and subsequent developments could cause increased volatility in our stock price.

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

In recent periods, our debt obligations have increased. As of June 28, 2013, we had $47.0 million in aggregate principal amount of convertible senior notes outstanding. In addition, our loan and security agreement with SVB that was entered into in connection with the picoChip acquisition includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of June 28, 2013, the outstanding balance on the term loan was $14.6 million and the outstanding balance on the revolving credit facility was $13.5 million. Our debt obligations may adversely impact our financial condition. For example, our debt obligations may:

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

We are entirely dependent upon outside wafer fabrication facilities, known as foundries, for wafer fabrication services. Our principal suppliers of wafer fabrication services are TSMC, Samsung Electronics Co., Ltd. and Jazz Semiconductor, Inc. We are also dependent upon third parties, including Amkor and ASE, for the assembly and testing of all of our products. Under our fabless business model, our long-term revenue growth is dependent on our ability to obtain sufficient external manufacturing capacity, including wafer production capacity. Periods of upturns in the semiconductor industry may be characterized by rapid increases in demand and a shortage of capacity for wafer fabrication and assembly and test services.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 80% of our net revenue for the first nine months of fiscal 2013. China is a particularly important international market for us, as approximately 30% of our net revenue for the first nine months of fiscal 2013 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 69% of our revenue for the third quarter of fiscal 2013.

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

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or substantial sales of the shares of our common stock issued in connection with the picoChip acquisition could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

We have $32.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 8.2 million shares of our common stock. In connection with the acquisition of picoChip, we issued an aggregate of approximately 5.2 million shares of our common stock to the stockholders of picoChip. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes or the sale of a substantial number of the picoChip acquisition shares could also adversely affect demand for, and the market price of, our common stock. Each of these transactions could adversely affect our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)
March 30, 2013 to April 26, 2013	3,870	$3.23
April 27, 2013 to May 24, 2013	138,504	2.40
May 25, 2013 to June 28, 2013	12,979	3.19

	155,353	$2.48

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2013, is incorporated herein by reference (SEC File No. 001-31650).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.8	Indenture, dated as of August 1, 2008, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.9	Form of 6.50% Convertible Senior Notes due 2013, attached as Exhibit A to the Indenture (Exhibit 4.8 hereto), is incorporated herein by reference.

4.10	Declaration of Registration Rights, dated February 6, 2012, from the Registrant, filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.11	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.12	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.11 hereto), is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. An unredacted copy of this exhibit has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC. (Registrant)

Date: August 7, 2013	By	/s/ STEPHEN N. ANANIAS
Stephen N. Ananias
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 7, 2013	By	/s/ JAMES M. WATKINS
James M. Watkins
Vice President and Principal Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.