Form 10-K
period 2013-09-27
MINDSPEED TECHNOLOGIES, INC
filed 2013-12-16
CIK 1224370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of the end of its most recently completed second fiscal quarter was approximately $135.6 million. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant. This determination of potential affiliate status is not necessarily a conclusive determination for other purposes. Shares held include shares of which certain of such persons disclaim beneficial ownership.

The number of outstanding shares of the registrant’s Common Stock as of November 22, 2013 was 43,610,708.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to Mindspeed Technologies, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report on Form 10-K, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “may,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	our belief that the resolution of certain legal proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows;

•	the ability of our relationships with leading network infrastructure original equipment manufacturers to facilitate early adoption of our products, enhance our ability to obtain design wins and encourage adoption of our technology in the industry;

•	the growth prospects for the high-performance analog, communications processors and wireless infrastructure markets, including increased demand for network capacity, the upgrade and expansion of existing networks and the build-out of networks in developing countries;

•	our belief that our diverse portfolio of semiconductor solutions has positioned us to capitalize on some of the most significant trends in telecommunications and enterprise capital equipment spending;

•	our plans to make substantial investments in research and development and participate in the formulation of industry standards;

•	our belief that we can maximize our return on our research and development spending by focusing our investment in what we believe are key growth markets;

•	the increasing trend toward industry consolidation and the effect it could have on our operating results;

•	the sufficiency of our existing sources of liquidity to fund our operations, research and development efforts, anticipated capital expenditures, working capital and other financing requirements, including interest payments on debt obligations, for at least the next 12 months;

•	our restructuring plans, including timing, expected workforce reductions, the expected cost savings under our restructuring plans and the uses of those savings, the timing and amount of payments, the impact on our business, the amounts of future charges to complete our restructuring plans, including any future plans to reduce operating expenses and/or increase revenue;

•	our intention to continue to expand our international business activities, including expansion of design and operations centers abroad, and the challenges associated with such expansion;

•	our expectations regarding the cyclical nature of the semiconductor industry;

•	the impact of recent accounting pronouncements and the adoption of new accounting standards; and

•	our plans to periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our intellectual property.

Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:

•	the failure to complete the tender offer or merger with MACOM and/or the divestiture of our wireless infrastructure business;

•	litigation initiated in connection with the tender offer and merger with MACOM;

•	restrictions on our business activities while the merger agreement is in effect;

•	interests of our executive officers and directors in the tender offer and the merger may be different from, or in addition to, those of our stockholders generally;

•	cash requirements and terms and availability of financing;

•	the adverse effect our debt obligations may have on our financial condition;

•	worldwide political and economic uncertainties and specific conditions in the markets we address;

•	fluctuations in our operating results and future operating losses;

•	successful and timely development in new markets and introduction of competitive new products;

•	our ability to attract and retain qualified personnel;

•	significant fluctuations in the price of our common stock;

•	loss of or diminished demand from one or more key customers or distributors;

•	constraints in the supply of wafers and other product components from our third-party manufacturers;

•	pricing pressures and other competitive factors;

•	doing business internationally and our ability to successfully and cost effectively establish and manage operations in foreign jurisdictions;

•	maintaining compliance with applicable governmental regulations;

•	the expense of and our ability to defend our intellectual property against infringement claims by others;

•	lengthy sales cycles;

•	order and shipment uncertainty;

•	our ability to obtain design wins and develop revenue from them;

•	product defects and bugs;

•	business acquisitions and investments;

•	substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes or shares issued in connection with the picoChip acquisition; and

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes.

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

Mindspeed Technologies, Inc. designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (WAN) (fixed and mobile). In previous fiscal years, we had organized our solutions for these interrelated and rapidly converging networks into three product lines: communications convergence processing, high-performance analog and WAN communications. As previously reported, communications convergence processing included small cell wireless equipment. Beginning in fiscal 2013, to better align with our investment focus and provide greater transparency into the execution of our businesses, we started reporting small cell wireless infrastructure revenues as a standalone category. We also combined the communications convergence processing, excluding small cell wireless infrastructure revenues, and WAN businesses into communications processors. High-performance analog remained unchanged. Therefore, our three product lines are high-performance analog, wireless infrastructure and communications processors. Our high-performance analog products include high-density crosspoint switches, optical drivers, equalization and signal-conditioning solutions that solve difficult switching, timing and synchronization challenges in next-generation optical networking, enterprise storage and broadcast video transmission applications. Our wireless infrastructure products include ultra-low-power, multi-core digital signal processor (DSP) system-on-chip (SoC) products for the mobile (3G/4G) carrier infrastructure, including residential and enterprise platforms. Our communications processors products include ultra-low-power, multi-core DSP SoC products for the fixed and mobile carrier infrastructure platforms and WAN communication products that help optimize today’s circuit-switched networks that furnish much of the Internet’s underlying long-distance infrastructure.

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

Our customers include Alcatel-Lucent SA, Cisco Systems, Inc., Huawei Technologies Co. Ltd., LM Ericsson Telephone Company, Mitsubishi Electric Corporation, Nokia Siemens Networks and Zhongxing Telecom Equipment Corp., among others.

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

Mindspeed was originally incorporated in Delaware in 2001 as a wholly owned subsidiary of Conexant Systems, Inc. On June 27, 2003, Conexant completed the distribution to Conexant stockholders of all outstanding shares of common stock of Mindspeed. Prior to the distribution, Conexant transferred to us the assets and liabilities of its Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities, which were allocated to us under the distribution agreement entered into between us and Conexant. Also, prior to the distribution, Conexant contributed cash to our company in an amount such that at the time of the distribution our cash balance was $100.0 million. We issued to Conexant a warrant to purchase approximately 6.3 million shares of our common stock at a price of $16.25 per share, as adjusted, which expired unexercised on June 27, 2013. Following the distribution, we began operations as an independent, publicly held company. Our common stock trades on the Nasdaq Global Market under the ticker symbol “MSPD.”

On February 6, 2012, we completed the acquisition of picoChip, Inc. and its wholly owned subsidiaries (picoChip). picoChip is a supplier of integrated SoC solutions for small cell base stations. The acquisition expanded our small cell base station product portfolio, which addresses the next generation mobile broadband communications infrastructure.

On November 5, 2013, we entered into an agreement and plan of merger with M/A-COM Technology Solutions Holdings, Inc., or MACOM, and Micro Merger Sub, Inc., a wholly owned subsidiary of MACOM, or Acquisition Sub. Under and subject to the terms of the merger agreement, Acquisition Sub has commenced a cash tender offer to acquire all of our shares of common stock for a purchase price of $5.05 per share, net to the holder thereof in cash without interest. If the tender offer is completed, we expect that Acquisition Sub will be merged with and into us, and we will become a wholly owned subsidiary of MACOM. We are also in discussions with a third party concerning a potential divestiture of our wireless infrastructure business unit. We cannot provide any assurances that we will reach an agreement with the third party relating to a divestiture. For further information about risks relating to the tender offer and the potential divestiture of our wireless business, please review the information under Item 1A – “Risk Factors” of this Form 10-K.

We operate a single business segment which designs, develops and sells semiconductor solutions for communications applications in wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise and metropolitan and wide area networks (fixed and mobile). The financial information for this segment is reported in Item 8 – “Financial Statements and Supplementary Data” of this Form 10-K.

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

Included in the Broadband Access service area are the sales of our wireless SoCs to OEMs that manufacture small cells. Small cells have been developed for the 3G/HSPA and 4G/LTE networks to increase wireless voice and data coverage as demands on the networks rapidly increase. Carriers across the globe, including AT&T, Verizon, Sprint, Telefonica, China Mobile, Korea Telecom and SK Telecom, have announced plans to roll out 4G/LTE and small cell networks, highlighting the potential demand for our products.

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

In North America, we have cultivated close relationships with leading network infrastructure OEMs. We have established close relationships with market leaders such as Cisco Systems Inc. in North America, Huawei Technologies Co., Ltd., and Zhongxing Telecom Equipment Corp. in the Asia-Pacific region and Alcatel-Lucent, Nokia Siemens Networks and LM Ericsson Telephone Company in Europe.

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

Products

We provide network infrastructure OEMs with a broad portfolio of advanced semiconductor networking solutions. Our products can be classified into three focused product families: high-performance analog products, communications processors products and wireless infrastructure products. These three product families are found in a variety of wireless and wireline networking equipment designed to process, transmit and switch voice, data and video traffic between, and within, the different segments of the communications network.

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

Communications Processors Products

Our communications processors products include the Comcerto family of products, as well as the WAN communications products. Comcerto provides a complete SoC solution for carrier-class video and Voice-over-Packet (VoP) applications.

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

Our high-performance ATM/MPLS network processors, and T1/E1, T3/E3 and SONET carrier devices are designed for use in a variety of equipment, including digital loop carriers, DSL access multiplexers, add-drop multiplexers, switches, high-speed routers, digital cross-connect systems, optical edge devices, multiservice provisioning platforms, voice gateways, wireless backhaul and wireless base station controllers.

Wireless Infrastructure Products

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

Customers

We market and sell our semiconductor networking solutions directly to leading network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, which manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 67% of our revenue for fiscal 2013. For fiscal 2013, distributor Alltek Technology Corporation accounted for 28% of our net revenue and distributor Avnet, Inc. accounted for 19% of our net revenue.

Our top direct OEM customer for fiscal 2013 was Huawei Technologies Co. Ltd., who accounted for 6% of our net revenue. We believe that our significant indirect network infrastructure OEM customers for fiscal 2013 also included Mitsubishi Electric Corporation, Oki Electric Industry Co., Ltd and Alcatel-Lucent.

Our customer base is dispersed geographically. Revenue derived from customers located in the Americas region was 22%, in the Europe region was 8% and in the Asia-Pacific region was 70% of our total net revenue for fiscal 2013. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end-markets in the Americas and Europe. See Item 8 “Financial Statements and Supplementary Data,” including Note 3 and Note 17 of Notes to Consolidated Financial Statements for additional information on customers and geographic areas.

Sales, Marketing and Technical Support

We have a worldwide sales, marketing and technical support organization that is currently comprised of 65 employees located in three domestic and eight international sales locations. Our marketing, sales and field applications engineering teams, augmented by 14 electronic component distributors and one sales representative organization, focus on marketing and selling semiconductor networking solutions to worldwide network infrastructure OEMs.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We currently have 326 employees engaged in research and development activities. On research and development activities, we spent approximately $61.9 million in fiscal 2013, $67.9 million in fiscal 2012 and $59.2 million in fiscal 2011. We perform research and product development activities at our headquarters in Newport Beach, California and at 11 design centers. In order to enhance the cost-effectiveness of our operations, we have increasingly sought to shift portions of our research and development operations to regions with lower cost structures than that available in the United States. Our design centers are strategically located to take advantage of key technical and engineering talent. Our success depends to a substantial degree upon our ability to timely develop and introduce new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to make substantial investments in research and development and to participate in the formulation of industry standards. In addition, we actively collaborate with technology leaders to define and develop next-generation technologies.

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

Employees

We currently have 478 full-time employees, approximately 320 of whom are engineers. Our employees are not covered by any collective bargaining agreements and we have not experienced a work stoppage in the past nine years since our inception. We believe our future success will depend in large part on our ability to continue to attract, motivate, develop and retain highly skilled and dedicated technical, marketing and management personnel.

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

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock or other securities. With the exception of the risks relating to the tender offer, merger and potential divestiture of our wireless infrastructure business unit, the risks described below relate to our continued operation as a stand-alone entity.

We have entered into an agreement with MACOM with respect to an acquisition of Mindspeed and we are in continuing discussions with a third party relating to a divestiture of our wireless infrastructure business unit. If one or both of these transactions were not to be completed for any reason, it would have a material adverse effect on our business, operating results and financial condition.

On November 5, 2013, we entered into the merger agreement with MACOM and Acquisition Sub. Pursuant to the merger agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub commenced a cash tender offer to acquire all of the shares of our common stock for a purchase price of $5.05 per share, net to the holder thereof in cash without interest. Following the consummation of the tender offer, subject to customary conditions and pursuant to Section 251(h) of the Delaware General Corporation Law, Acquisition Sub will be merged with and into us without any further stockholder approval, and we will become a wholly owned subsidiary of MACOM. In addition, we continue to be involved in discussions with a third party regarding the potential divestiture of our wireless infrastructure business unit. We cannot provide any assurances that we will be able to reach an agreement with this potential acquiror. If the tender offer and associated merger are not completed for any reason, including as a result of a failure of the required minimum number of shares to be tendered, our stock price would be expected to decline and our business and financial condition could be materially and adversely affected. If we terminate the merger agreement under certain circumstances, we must pay MACOM, concurrently with such termination, a termination fee of $9.5 million. In addition, this termination fee is payable to MACOM under other specified circumstances. We announced the agreement with MACOM following a six month strategic review process and can provide no assurances that we would be able to find an alternative acquirer of Mindspeed or, if we found such an acquirer, that we would be able to maintain the current offer price. In addition, while completion of the wireless divestiture is not a condition to completion of the tender offer, if we were unable to complete the wireless divestiture following any inability to complete the tender offer and the associated merger, our operating results and financial condition would be materially harmed. In particular, we will need to implement a business restructuring, which would use available cash resources and materially and adversely affect our operating results. We may also need to raise additional capital by refinancing our existing indebtedness or pursuing an equity financing. There can be no assurances that either new debt or equity financing would be available when or as needed or that, if available, that the financing terms would be favorable to us and our stockholders. An equity financing transaction would result in additional dilution to our stockholders and such dilution could be material.

We continue to be subject to outstanding stockholder litigation, including litigation relating to our proposed merger with MACOM, which could, if not resolved in our favor, have an adverse impact on the merger and tender offer, our business and operating results, and our financial condition.

Between November 7 and November 20, 2013, eleven purported class action lawsuits were filed on behalf of our stockholders against various defendants including Mind speed, its directors, MACOM, Acquisition Sub, and unnamed “John Doe” defendants in connection with the proposed merger. Those cases are captioned Marchese v. Mind speed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange City., Nov. 7, 2013) (“Marches Action”); Iacobellis v. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et. al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013) (“Hoffman Action”); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013). The complaints allege, generally, that our directors breached their fiduciary duties to our stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the proposed merger (to the extent the proposed merger has already been consummated), damages, and attorneys’ fees and costs. We intend to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time, and any outcome in favor of the plaintiffs could have a significant adverse effect on the tender offer and merger, our financial condition and our results of operations.

        On November 22, 2013, an amended complaint was filed in the Hoffman Action in the Delaware Court of Chancery. The amended complaint includes similar allegations to the original complaint, along with claims that Mindspeed’s Solicitation/Recommendation Statement, or recommendation statement, included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery for the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated and are referred to as the Delaware actions. On December 4, 2013, the Delaware Court of Chancery set a schedule for the briefing of the preliminary injunction motion in the Delaware actions, and a hearing was scheduled for December 11, 2013.

On December 6, 2013, plaintiffs in the Delaware actions filed their brief in support of a motion to enjoin the proposed merger. While Mindspeed and the other defendants believe that all of the lawsuits are without merit, and we and our directors specifically deny the allegations made in the lawsuits and maintain that we have committed no wrongdoing whatsoever, to permit the timely consummation of the merger, and without admitting the validity of any allegations made in the lawsuits, we and our board of directors have concluded that it is desirable that the Delaware actions be resolved. On December 9, 2013, the parties in the Delaware actions entered into a memorandum of understanding to settle the Delaware actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed stockholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against us and our directors relating to the proposed Merger. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. In exchange for the releases, Mindspeed agreed to provide additional supplemental disclosures in the recommendation statement. The motion for a preliminary injunction was then withdrawn and the hearing vacated in the Delaware actions.

On November 27, 2013, Mindspeed and its board directors and the plaintiffs in each of five actions filed in the California Superior Court for Orange County signed a stipulation to consolidate the actions into the Marchese Action. On December 5, 2013, an amended complaint was filed in the Marchese Action. The amended complaint includes similar allegations to the original complaint along with claims that the recommendation statement included misstatements or omissions of material facts. On December 5, 2013, plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013.

On January 2, 2013, Clark Leips, a purported Mindspeed stockholder, filed a lawsuit against Mindspeed and our board in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of our board breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for our chief executive officer that exceeded the respective sub-limitations under Section 5 of our 2003 Long-Term Incentives Plan for grants to a single participant in any calendar year. That case is captioned Leips v. Halim, et al., Case No. 1:13-cv-00015-SLR. In an amended complaint filed January 9, 2013, the plaintiff also alleged that the disclosures in the proxy statement for our 2013 annual meeting of stockholders were inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. The plaintiff filed a motion to enjoin our 2013 annual meeting of stockholders until we issued additional disclosures to supplement the proxy statement. On January 22, 2013, we filed a supplement to the proxy statement. The motion for an injunction was then taken off calendar. Mindspeed has moved to dismiss the complaint. Pursuant to Delaware law, if the merger is closed, plaintiff’s standing to bring this derivative lawsuit, if he had standing in the first instance, which is contested, would be extinguished.

While the merger agreement is in effect, we are subject to restrictions on our business activities.

While the merger agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the merger and are generally outside the ordinary course of business and otherwise may have a material adverse effect on our future results of operations or financial condition.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the tender offer and the merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and other equity interests and the potential receipt of change in control payments by certain executive officers in connection with the proposed tender offer and merger.

We have substantial cash requirements to fund our operations, research and development efforts and capital expenditures. In the event that we do not complete the merger and the divestiture of our wireless infrastructure business unit, we expect to continue to spend substantial amounts to fund our operations. Our capital resources are limited and capital needed for our business may not be available when we need it.

We have used significant cash to fund our operating activities. Our principal sources of liquidity are our existing cash balances, cash generated from operations and our revolving credit facility with Silicon Valley Bank (SVB). In the event that we do not complete the merger and the divestiture of our wireless infrastructure business unit, we believe that our existing cash balances, cash expected to be generated from operations and amounts available under our revolving credit facility will be sufficient to fund our operations, anticipated capital expenditures and other financing requirements, including principal and interest payments on debt obligations, for at least the next 12 months. We may need additional capital in the future and may not have access to additional sources of capital on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-based or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock and our stockholders may experience dilution of their ownership interests. In addition, there can be no assurance that we will continue to generate cash from operations, benefit from the sale or licensing of intellectual property as we have in previous periods, or be eligible to make additional withdrawals from our revolving credit facility.

Our debt obligations could adversely affect our financial condition.

As of September 27, 2013, we had $32.0 million in aggregate principal amount of convertible senior notes outstanding. In addition, our loan and security agreement with SVB that was entered into in connection with the picoChip acquisition includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 27, 2013, the outstanding balance on the term loan was $14.2 million and the outstanding balance on the revolving credit facility was $12.5 million. Our debt obligations may adversely impact our financial condition. For example, our debt obligations may:

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

Our ability to meet our payment obligations under our debt obligations depends on our ability to generate significant cash flow in the future. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our debt obligations and to fund our other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, commit to a restructuring plan, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations.

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

We have incurred significant losses in prior periods, including fiscal 2013. Our net revenue and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

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

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management, technical and support personnel. Despite our efforts to retain valuable employees, members of our management and key technical personnel may terminate their employment with us on short notice given the announcement of the merger. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We may not be able to attract and retain qualified management and other personnel necessary for the design, development, sale and support of our products.

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

The price of our common stock is volatile and may fluctuate significantly. There can be no assurance as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. The market price at which our common stock trades may be influenced by many factors, including:

•	risks related to the tender offer and merger;

•	our operating and financial performance and prospects, including our ability to achieve sustained profitability;

•	our limited capital resources and availability of capital needed for our business;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	investor perception of us and the industry in which we operate;

•	the recently completed acquisition of picoChip may not be accretive and may cause dilution to our earnings per share;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the issuance and sale of additional shares of common stock;

•	the recently completed sale and issuance of convertible senior notes;

•	limitations placed on our investors by our stockholders rights agreement, which is designed to protect our net operating loss carryforwards;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. We market, sell, design and service our products internationally. Products shipped to international destinations, primarily in the Asia-Pacific region and Europe, were approximately 81% of our net revenue for fiscal 2013. China is a particularly important international market for us, as approximately 34% of our net revenue for fiscal 2013 came from customers in China. In addition, we have design centers, customer support centers and rely on suppliers, located outside the U.S., including foundries and assembly and test service providers located in the Asia-Pacific region. We intend to continue to expand our international business activities and may open other design centers and customer support centers abroad. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad which could adversely impact our international sales and could make our international operations more expensive. These include, but are not limited to, risks regarding:

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

For example, the SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires new disclosures and reporting in 2014 concerning the use of conflict minerals, generally tantalum, tin, gold, or tungsten, that originated in the Democratic Republic of the Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products will create additional costs in order to comply with the new disclosure requirements and we may not be able to certify that the metals in our products are conflict free, which may create issues with our customers. In addition, the new rule may affect the pricing, sourcing and availability of minerals used in the manufacture of our products.

We must conform the manufacture and distribution of our products to comply with various laws and adapt to regulatory requirements in all countries when requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

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

Our sales are typically made pursuant to individual purchase orders and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders until 30 days prior to shipment. In addition, we sell a substantial portion of our products through distributors, some of whom have a right to return unsold products to us. Sales to distributors accounted for approximately 67% of our revenue for the fiscal year ended September 27, 2013.

Because of the significant lead times for wafer fabrication and assembly and test services, we routinely purchase inventory based on estimates of end-market demand for our customers’ products. End-market demand may be subject to dramatic changes and is difficult to predict. End-market demand is highly influenced by the timing and extent of carrier capital expenditures, which may decrease due to general economic conditions, and uncertainty, over which we have no control. The difficulty in predicting demand may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory. Conversely, if we fail to anticipate inventory needs we may be unable to fulfill demand for our products, resulting in a loss of potential revenue.

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

Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. As discussed above, goodwill and asset impairment charges were recorded during the second and fourth quarters of fiscal 2013 related to our wireless infrastructure reporting unit.

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

Substantial sales of the shares of our common stock issuable upon conversion of our convertible senior notes could adversely affect our stock price or our ability to raise additional financing in the public capital markets.

We have $32.0 million aggregate principal amount of convertible senior notes outstanding. These notes are convertible at any time, at the option of the holder, into a total of approximately 8.2 million shares of our common stock. The conversion of the notes and subsequent sale of a substantial number of shares of our common stock related to the notes could also adversely affect demand for, and the market price of, our common stock and our ability to raise additional financing by issuing equity or equity-based securities in the public capital markets.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of September 27, 2013, we had net operating loss carryforwards of approximately $662.8 million for federal income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three-year period. In August 2009, our board of directors adopted a stockholders’ rights agreement that is designed to help preserve our ability to utilize fully certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. Even with this rights agreement in place, we may experience an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be significantly limited.

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

Currently, we occupy our headquarters located in Newport Beach, California (which includes design and sales offices), 11 design centers and 11 sales locations. These facilities had an aggregate floor space of approximately 182,000 square feet, all of which is leased, consisting of approximately 88,000 square feet at our headquarters, 71,000 square feet at our design centers and 23,000 square feet at our sales locations. The lease on our headquarters extends through December 2019. We may, at our option, extend the lease for an additional four years at fair market rent. We believe our properties are well maintained, are in sound operating condition and contain all the equipment and facilities to operate at present levels.

Through our design centers, we provide design engineering and product application support and after-sales service to our OEM customers. The design centers are strategically located to take advantage of key technical and engineering talent worldwide.

Item 3.	Legal Proceedings

Between November 7 and November 20, 2013, eleven purported class action lawsuits were filed on behalf of our shareholders against various defendants including us, our directors, MACOM, Acquisition Sub, and unnamed “John Doe” defendants in connection with the proposed merger. Those cases are captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013) (“Marchese Action”); Iacobellis v. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et. al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013) (“Hoffman Action”); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013). The complaints allege, generally, that our director defendants breached their fiduciary duties to our shareholders, and that the other defendants aided and abetted such breaches, by seeking to sell us through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the proposed merger (to the extent the proposed merger has already been consummated), damages, and attorneys’ fees and costs.

On November 22, 2013, an amended complaint was filed in the Hoffman Action in the Delaware Court of Chancery. The amended complaint includes similar allegations to the original complaint, along with claims that our solicitation/recommendation statement included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery for the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions). On December 4, 2013, the Delaware Court of Chancery set a schedule for the briefing of the preliminary injunction motion in the Delaware Actions and a hearing was scheduled for December 11, 2013.

On December 6, 2013, plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed merger. The defendants, including us, believe that all of the lawsuits are without merit and specifically deny the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the merger. Without admitting the validity of any allegations made in the lawsuits, the defendants have concluded that it is desirable that the Delaware Actions be resolved. On December 9, 2013, the parties in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of our shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the proposed merger. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. In exchange for the releases, we agreed to provide additional supplemental disclosures to the solicitation/recommendation statement. The motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions.

On November 27, 2013, the defendants and the plaintiffs in each of five actions filed in the California Superior Court for Orange County signed a stipulation to consolidate the actions into the Marchese Action. On December 5, 2013, an amended complaint was filed in the Marchese Action. The amended complaint includes similar allegations to the original complaint along with claims that the statement included misstatements or omissions of material facts. On December 5, 2013, plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013. We intend to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the tender offer and merger, our financial condition and our results of operations.

In January 2013, Clark Leips, a purported shareholder of ours, filed a lawsuit against us and our board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for our chief executive officer that exceeded the respective sub-limitations under Section 5 of our 2003 long-term incentives plan for grants to a single participant in any calendar year. Plaintiff also alleged that the disclosures in the proxy statement for our 2013 annual meeting of stockholders were inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. Plaintiff filed a motion to enjoin our 2013 annual meeting of stockholders until we issued additional disclosures to supplement the proxy statement. On January 22, 2013, we filed a supplement to the proxy statement. The motion for an injunction was then withdrawn by the plaintiff. We and our board of directors have moved to dismiss the complaint. Pursuant to Delaware law, upon the closing of the merger, plaintiff’s standing to bring this derivative lawsuit, if the plaintiff had standing in the first instance, which is contested, will be extinguished. We do not believe the resolution of this matter will result in a material adverse impact on our financial position, results of operations or cash flows.

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

	High	Low
Fiscal 2013
Quarter ended December 28, 2012	$4.51	$3.08
Quarter ended March 29, 2013	5.23	3.32
Quarter ended June 28, 2013	3.39	2.29
Quarter ended September 27, 2013	3.47	2.81

Fiscal 2012
Quarter ended December 30, 2011	$6.09	$4.23
Quarter ended March 30, 2012	7.19	4.67
Quarter ended June 29, 2012	6.37	2.42
Quarter ended September 28, 2012	3.46	2.36

Recent Share Prices and Holders

The last reported sale price of our common stock on December 6, 2013 was $5.03 and there were approximately 22,410 holders of record of our common stock. However, many holders’ shares are listed under their brokerage firms’ names.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank contains covenants that limit the payment of cash dividends over the term of the agreement.

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return on our common stock against the cumulative return of the Nasdaq U.S. Index and the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on October 3, 2008, in each of our common stock, the Nasdaq U.S. Index and the Nasdaq Electronic Components Index and that all dividends were reinvested. No cash dividends have been paid or declared on our common stock. We maintain a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30.

	Cumulative Total Return
	October 3, 2008	October 2, 2009	October 1, 2010	September 30, 2011	September 28, 2012	September 27, 2013
Mindspeed Technologies, Inc.	$100.00	$146.63	$371.63	$250.00	$166.35	$150.48
Nasdaq U.S. Index	100.00	105.52	123.31	128.71	118.88	146.57
Nasdaq Electronic Components Index	100.00	111.64	119.19	106.55	169.53	207.75

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet be Purchased Under the Plans or Programs
June 29, 2013 to July 26, 2013	4,070	$3.24	—	—
July 27, 2013 to August 23, 2013	97,887	3.04	—	—
August 24, 2013 to September 27, 2013	6,616	3.05	—	—

	108,573	$3.05	—	—

(a)	Represents shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These repurchases were not made pursuant to any publicly announced plan or program.

Item 6.	Selected Financial Data

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

	September 27,	September 28,	September 30,	October 1,	October 2,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data
Net revenue:
Products	$145,401	$140,415	$159,589	$165,379	$121,552
Intellectual property	6,000	591	2,500	12,800	5,000

Total net revenue	151,401	141,006	162,089	178,179	126,552
Cost of goods sold:
Products	56,859	59,112	60,292	59,840	46,314
Asset impairments and other charges (1)	23,571	3,385	—	—	3,667

Total cost of goods sold	80,430	62,497	60,292	59,840	49,981
Gross margin	70,971	78,509	101,797	118,339	76,571
Operating expenses:
Research and development	61,883	67,946	59,174	51,367	50,650
Selling, general and administrative	38,886	43,317	42,118	41,419	41,582
Acquisition-related costs	216	3,777	—	—	—
Goodwill impairment	57,062	—	—	—	—
Asset impairments	1,646	—	—	828	2,865
Restructuring charges	2,462	2,054	1,032	1,856	4,031

Total operating expenses	162,155	117,094	102,324	95,470	99,128

Operating (loss)/income	(91,184)	(38,585)	(527)	22,869	(22,557)
Interest expense	(5,134)	(3,148)	(1,595)	(1,817)	(3,127)
Other income, net (2)	7,557	9,341	1,608	424	1,052

(Loss)/income before income taxes	(88,761)	(32,392)	(514)	21,476	(24,632)
Provision for income taxes	387	359	241	406	482

Net (loss)/income	$(89,148)	$(32,751)	$(755)	$21,070	$(25,114)

Net (loss)/income per share:
Basic	$(2.21)	$(0.89)	$(0.02)	$0.70	$(1.04)
Diluted	$(2.21)	$(0.89)	$(0.02)	$0.65	$(1.04)
Shares used in computation of net (loss)/income per share:
Basic	40,285	36,787	32,279	30,260	24,156
Diluted	40,285	36,787	32,279	34,579	24,156

	September 27,	September 28,	September 30,	October 1,	October 2,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$25,974	$49,098	$45,227	$43,685	$20,891
Working capital	30,727	28,775	50,346	53,762	14,223
Total assets	91,324	197,096	110,611	108,684	62,463
Long-term debt	50,832	52,765	14,216	13,810	13,415
Long-term capital leases	8	68	111	574	269
Stockholders’ equity	3,758	81,735	69,412	61,636	18,890

(1)	Other charges consists of a $2.4 million write-down in fiscal 2009 of the carrying value of developed technology related to the Company’s acquisition of certain assets of Ample in the fourth quarter of fiscal 2007.
(2)	Other income, net, consists of other income of $6.4 million from the picoChip settlement agreement in fiscal 2013, an $8.2 million gain from the revaluation of contingent consideration in fiscal 2012 and a $1.1 million gain on debt extinguishment in fiscal 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We report on a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2013 comprised 52 weeks and ended on September 27, 2013. Fiscal year 2012 comprised 52 weeks and ended on September 28, 2012. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011.

Trends and Factors Affecting Our Business

Our products are components of network infrastructure equipment. As a result, we rely on network infrastructure OEMs to select our products from among alternative offerings to be designed into their equipment. These “design wins” are an integral part of the long sales cycle for our products. Our customers may need six months or longer to test and evaluate our products and an additional six months or more to begin volume production of equipment that incorporates our products. We believe our close relationships with leading network infrastructure OEMs facilitate early adoption of our products during development of their products, enhance our ability to obtain design wins and encourage adoption of our technology by the industry. We believe our diverse portfolio of semiconductor solutions has us well positioned to capitalize on some of the most significant trends in telecommunications and enterprise capital equipment spending, including: next generation network convergence; VoIP/fiber access deployment in developing and developed markets; 3G/4G wireless infrastructure build-out; the adoption of higher speed interconnectivity solutions; and the migration of broadcast video to HD. Based on a recent review of target markets addressed by our wireless infrastructure reporting unit, we believe that the pace and timing of deployments within that market will be pushed out beyond our previously forecasted plans. As a result of these changes in our assessment of the reporting unit’s near-term prospects, we recognized related goodwill and asset impairment charges totaling $33.4 million in the second quarter of fiscal 2013. As of September 27, 2013, we had a draft term sheet with a third party to sell certain assets of our wireless infrastructure reporting unit. Based on this draft term sheet, we recorded goodwill and asset impairment charges of $48.4 million during the fourth quarter of fiscal 2013. See Note 4 to our consolidated financial statements for further discussion on our goodwill and asset impairment charges.

We market and sell our semiconductor products directly to network infrastructure OEMs. We also sell our products indirectly through electronic component distributors and third-party electronic manufacturing service providers, who manufacture products incorporating our semiconductor networking solutions for OEMs. Sales to distributors accounted for approximately 67% of our net revenue for fiscal 2013. We generated approximately 78% of our net revenue for fiscal 2013 from outside of the Americas. We believe a portion of the products we sell to OEMs and third-party manufacturing service providers in the Asia-Pacific region is ultimately shipped to end markets in the Americas and Europe. We generated approximately 34% of our net revenue for fiscal 2013 from customers in China.

We have significant research, development, engineering and product design capabilities. Our success depends to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made, and plan to make, substantial investments in research and development and to participate in the formulation of industry standards. We spent approximately $61.9 million in fiscal 2013 on research and development. We seek to maximize our return on our research and development spending by focusing our research and development investment in what we believe are key markets, including wireless infrastructure solutions for small cell base station processing, communications processors for high-bandwidth multiservice access applications and high-performance analog applications such as optical networking and broadcast-video transmission. We have completed a series of cost reduction actions, which have improved our operating cost structure, and we will continue to perform additional actions, when necessary.

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

Agreement and Plan of Merger

On November 5, 2013, we entered into the merger agreement MACOM and Acquisition Sub. Pursuant to the merger agreement, and upon the terms and subject to the conditions thereof, Acquisition Sub commenced a cash tender offer to acquire all of the shares of our common stock for a purchase price of $5.05 per Share, net to the holder thereof in cash, without interest.

The consummation of the tender offer will be conditioned on: (i) at least a majority of all outstanding shares of our common stock (assuming conversion or exercise of all derivative securities convertible or exercisable immediately prior to the expiration date of the tender offer, including all convertible senior notes and all vested stock options, regardless of the conversion or exercise price) having been validly tendered into (and not withdrawn from) the tender offer prior to the expiration date of the tender offer and (ii) other customary conditions. The tender offer is not subject to a financing condition.

Following the consummation of the tender offer, subject to customary conditions, Acquisition Sub will be merged with and into us and we will become a wholly owned subsidiary of MACOM, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. In the merger, each outstanding share of our common stock (other than shares of our common stock owned by MACOM, Acquisition Sub or us, or any of their respective wholly owned subsidiaries, or shares of our common stock with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the offer price, without interest.

At the effective time of the merger agreement, each option to purchase shares of our common stock that is outstanding immediately prior to the effective time of the merger (whether vested or unvested), will be assumed by MACOM. Each option so assumed will continue to have the same terms and conditions under which it was granted, except that each such assumed option will be exercisable for an adjusted number of shares of MACOM’s common stock at an adjusted exercise price. Additionally, at the effective time of the merger, each stock-based award that is outstanding immediately prior to the effective time of the merger will be assumed by MACOM. Each stock-based award so assumed will continue to have the same terms and conditions under which it was granted, except that each such assumed award will be converted into the right to acquire or receive an adjusted number of shares of MACOM’s common stock. Finally, at the effective time of the merger, our equity plans other than our employee stock purchase plan will be assumed by MACOM, with the result that all of our obligations under such equity plans, including with respect to awards outstanding at the effective time of the merger thereunder, will be obligations of MACOM following the effective time of the merger.

The merger agreement contains customary representations, warranties and covenants of the parties. In addition, under the terms of the merger agreement, we have agreed not to solicit or otherwise facilitate any alternative acquisition proposals, subject to customary exceptions that permit us to respond to any unsolicited acquisition proposal, provided that our board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties, and we have complied with certain notice requirements. We are also permitted to change our recommendation in favor of the tender offer or to terminate the merger agreement in order to accept an unsolicited Superior Offer (subject to giving MACOM four business days’ notice of its intention to do so and, among other things, making available our representatives to discuss and negotiate with MACOM in good faith any amendments MACOM desires to make to its proposal), provided that our board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties. If we terminate the merger agreement under such circumstances, we must pay MACOM, concurrently with such termination, a termination fee of $9.5 million. In addition, this termination fee is payable to MACOM under other specified circumstances.

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

Revenue Recognition — We generate revenue from direct product sales, sales to distributors, maintenance contracts and the sale and license of intellectual property. We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

Impairment of Goodwill and Other Long-Lived Assets - We evaluate goodwill for impairment on an annual basis as of the end of the tenth month of each fiscal year or more frequently if we believe indicators of impairment exist.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. We have four reporting units: wireless infrastructure, VoIP, high-performance analog (HPA) and WAN. We determine the fair value of our wireless infrastructure reporting unit using generally accepted valuation methodologies that include, as appropriate, the income approach and market approach (draft term sheet and guideline company method, as discussed further in Note 4 to our consolidated financial statements) to valuation. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. See Note 4 to our consolidated financial statements for a discussion of our goodwill impairment losses.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first assess qualitative factors to determine whether it is more likely than not that the fair value of IPR&D is less than its carrying amount, and if so, we conduct a quantitative impairment test. The impairment test consists of a comparison of the fair value to its carrying amount. We determine the fair value using the income approach (Level 2 and Level 3 inputs). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for the impairment of other long-lived assets.

We continually monitor events or changes in circumstances that could indicate that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable. An indication of impairment exists when the asset carrying value exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When indicators of impairment exist for a long-lived asset, the amount of impairment loss is the excess of net book value over fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 4 to our consolidated financial statements for a discussion of the impairment of certain long-lived assets.

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting guidance, which requires an entity to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be net against a deferred tax asset. The provisions of this guidance is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued accounting guidance, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The provisions of this guidance will be effective for us in our first quarter of fiscal 2014 and should be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Results of Operations

Net Revenue

The following table summarizes net revenue by product line for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27,	% of Net	September 28,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
High-performance analog	$66,081	44%	$64,667	46%	$1,414	2.2%
Communications processors	65,579	43%	64,834	46%	745	1.1%
Wireless infrastructure	13,741	9%	10,914	8%	2,827	25.9%

Total net product revenue	145,401	96%	140,415	100%	4,986	3.6%
Intellectual property	6,000	4%	591	0%	5,409	915.2%

Net revenue	$151,401	100%	$141,006	100%	$10,395	7.4%

Net revenue from high-performance analog products increased in fiscal 2013 when compared to fiscal 2012 due to increased demand for crosspoint switches and SDI chipsets. Net revenue from our communications processors products also increased in fiscal 2013 when compared to fiscal 2012 due to an increased demand for Ethernet products for wide area networks. Net revenue from wireless infrastructure products increased in fiscal 2013 when compared to fiscal 2012 due to increased shipments of our SoC products for small cell base stations, as well as increased sales of 3G/HSPA products driven by the acquisition of picoChip in February of 2012. Net revenue from intellectual property sales increased in fiscal 2013 when compared to fiscal 2012 due to the magnitude and timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents.

The demand environment in the markets in which we participate is dynamic and certain customers increase or accelerate product orders to earn financial incentives near quarter end, while other customers request product shipments in the quarter that exceed our available supply. The impact of increased or accelerated product orders to net revenue was $3.8 million for fiscal 2013 and $931,000 for fiscal 2012. The impact of increased or accelerated product orders to net revenue was partially offset by the impact of customer requests exceeding our available supply by $1.9 million as of September 27, 2013 and $2.1 million as of September 28, 2012.

The following table summarizes net revenue by product line for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28,	% of Net	September 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
High-performance analog	$64,667	46%	$59,240	37%	$5,427	9.2%
Communications processors	64,834	46%	100,158	61%	(35,324)	-35.3%
Wireless infrastructure	10,914	8%	191	0%	10,723	5614.1%

Total net product revenue	140,415	100%	159,589	98%	(19,174)	-12.0%
Intellectual property	591	0%	2,500	2%	(1,909)	-76.4%

Net revenue	$141,006	100%	$162,089	100%	$(21,083)	-13.0%

The decrease in our net revenue for fiscal 2012 compared to fiscal 2011 was due to lower sales volumes for our communications processors products and intellectual property revenue. These decreases were partially offset by an increase in demand for wireless infrastructure and high-performance analog products. Net revenue from our communications processors products decreased in fiscal 2012 when compared to fiscal 2011 due to a decrease in net revenue from a slowdown in the infrastructure voice market, as well as a decrease in shipments of ATM products for wide area networks. Net revenue from intellectual property sales decreased in fiscal 2012 when compared to fiscal 2011 due to the magnitude and timing of intellectual property sales. We have developed and maintain a broad intellectual property portfolio, and we periodically enter into strategic arrangements to leverage our portfolio by licensing or selling our patents. Net revenue from high-performance analog products increased in fiscal 2012 when compared to fiscal 2011 due to increased demand for optical physical media devices, as well as an increase in demand for crosspoint switches. Net revenue from wireless infrastructure products increased in fiscal 2012 when compared to fiscal 2011 due to increased shipments of our SoC products for small cell base stations, as well as increased sales of 3G/HSPA products driven by the acquisition of picoChip in February of 2012.

Impairment of Intellectual Property Licenses, Photomasks and Developed Technology

During the second quarter of fiscal 2013, in conjunction with the evaluation of goodwill and indefinite-lived intangibles, as discussed below, there were impairment triggering events and circumstances which warranted an evaluation of certain definite-lived intangible assets. These circumstances included lower revenue when compared with projected results, which led to weaker performance than we expected for the second quarter of fiscal 2013. Specifically, the carrying amounts of certain intellectual property licenses and photomasks within our wireless infrastructure reporting unit were determined not to be recoverable and to exceed their fair value. Accordingly, we impaired the entire carrying value of these intellectual property licenses and photomasks and recorded an impairment charge of $2.0 million on intellectual property licenses and $439,000 on photomasks in cost of goods sold on our consolidated statements of operations.

As of September 27, 2013, we had a draft term sheet with a third party to sell certain assets of our wireless infrastructure reporting unit. We believe this offer represented an event or change in circumstance and was an indication that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable for the wireless infrastructure reporting unit. We concluded that the offered amount was the likely recoverable value of the reporting unit and recorded impairment charges during the fourth quarter of fiscal 2013 relating to our wireless infrastructure reporting unit of $10.8 million on intellectual property licenses and $9.8 million on developed technology in cost of goods sold on our consolidated statements of operations.

We also recorded an impairment charge in cost of goods sold on our consolidated statements of operations of $621,000 on intellectual property licenses, which resulted from our normal review of long-lived assets for impairment during the fourth quarter of fiscal 2013.

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

The following table presents gross margin for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27,	% of Net	September 28,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$70,971	47%	$78,509	56%	$(7,538)	-9.6%

Gross margin decreased in fiscal 2013 compared to fiscal 2012 due primarily to asset impairments of $23.6 million recorded in cost of goods sold in fiscal 2013, as described above, compared to asset impairments of $3.4 million in fiscal 2012. The decrease was partially offset by an increase in our gross margin, which was driven primarily by a change in product mix, as described above, as well as an increase in intellectual property revenue, which had no associated cost. Gross margin also increased in fiscal 2013 compared to fiscal 2012 due to a $1.0 million write-up to fair value during fiscal 2012 of acquired inventory and no such write-up during fiscal 2013.

The following table presents gross margin for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28,	% of Net	September 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Gross margin	$78,509	56%	$101,797	63%	$(23,288)	-22.9%

Our gross margin for fiscal 2012 decreased from fiscal 2011 due to a $19.2 million, or 12%, decrease in product revenue, and a $1.9 million decrease in intellectual property revenue. The decrease in gross margin was also due to $3.4 million of asset impairments recorded in cost of goods sold, which related to the impairment of an intellectual property license and a photomask during the third quarter of fiscal 2012 and $1.4 million from the write-up to fair value during fiscal 2012 of acquired inventory and amortization of acquired intangible assets related to the picoChip acquisition. The decrease in our gross margin as a percent of net revenue for fiscal 2012 compared to fiscal 2011 was driven primarily by a change in product mix, as well as a decrease in intellectual property revenue, which had little associated cost, and the asset impairments recorded in fiscal 2012.

Research and Development

Research and development (R&D) expenses consisted primarily of: direct personnel costs, including stock-based compensation; photomasks; electronic design automation tools; and pre-production evaluation and test costs.

The following table presents details of R&D expense for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27,	% of Net	September 28,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$38,319		$40,043		$(1,724)	-4.3%
Stock-based compensation	3,474		3,727		(253)	-6.8%
Design and development costs	8,564		12,418		(3,854)	-31.0%
Facilities	8,030		6,688		1,342	20.1%
Depreciation	3,096		2,963		133	4.5%
Other	400		2,107		(1,707)	-81.0%

Research and development	$61,883	41%	$67,946	48%	$(6,063)	-8.9%

R&D expenses decreased in fiscal 2013 compared to fiscal 2012 due to personnel-related cost reductions and design and development cost reductions as part of the restructuring plan we undertook in fiscal 2012. Design and development costs also decreased significantly due to high development costs incurred with three products going to production and two products taping out from our wireless infrastructure product line in fiscal 2012. Other R&D expense decreased primarily due to $639,000 of certain non-recurring engineering reimbursements during fiscal 2013 from our customers related to the development of certain products or product features. These decreases were partially offset due to increased facilities expense related to the additional facilities and depreciation related to property, plant and equipment obtained through the acquisition of picoChip. We expect R&D expenses for fiscal 2014 to remain materially consistent.

The following table presents details of R&D expense for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28,	% of Net	September 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$40,043		$35,992		$4,051	11.3%
Stock-based compensation	3,727		1,783		1,944	109.0%
Design and development costs	12,418		12,299		119	1.0%
Facilities	6,688		5,605		1,083	19.3%
Depreciation	2,963		2,015		948	47.0%
Other	2,107		1,480		627	42.4%

Research and development	$67,946	48%	$59,174	37%	$8,772	14.8%

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

The following table presents details of SG&A expense for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27,	% of Net	September 28,	% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$18,128		$21,407		$(3,279)	-15.3%
Stock-based compensation	8,248		7,930		318	4.0%
Professional fees and outside services	5,784		3,518		2,266	64.4%
Facilities	2,149		2,818		(669)	-23.7%
Depreciation	513		616		(103)	-16.7%
Integration costs	—		2,219		(2,219)	-100.0%
Other	4,064		4,809		(745)	-15.5%

Selling, general and administrative	$38,886	26%	$43,317	31%	$(4,431)	-10.2%

SG&A expenses decreased in fiscal 2013 compared to fiscal 2012 primarily due to decreased personnel-related costs as a result of the restructuring plan announced in fiscal 2012 and decreased picoChip integration costs. These decreases were partially offset by an increase in professional fees and outside services, which include our strategic alternatives review process costs.

The following table presents details of SG&A expense for fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 28,	% of Net	September 30,	% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(in thousands, except percentages)
Personnel-related costs	$21,407		$25,635		$(4,228)	-16.5%
Stock-based compensation	7,930		4,046		3,884	96.0%
Professional fees and outside services	3,518		4,207		(689)	-16.4%
Facilities	2,818		3,285		(467)	-14.2%
Depreciation	616		671		(55)	-8.2%
Integration costs	2,219		—		2,219	100.0%
Other	4,809		4,274		535	12.5%

Selling, general and administrative	$43,317	31%	$42,118	26%	1,199	2.8%

The increase in our SG&A expenses in fiscal 2012 compared to fiscal 2011 was primarily due to increases in stock-based compensation expense and integration costs, which were partially offset by a decrease in personnel-related costs. The increase in stock-based compensation expense was primarily due to an increase in the number and weighted-average grant date fair value of stock awards vesting in fiscal 2012. The increase to integration costs was due to costs incurred to transition picoChip to be our wholly owned subsidiary. The decrease in personnel-related costs was primarily due to the restructuring plans implemented during the second and fourth quarters of fiscal 2012 and the fourth quarter of fiscal 2011.

Impairment of Goodwill, IPR&D and Customer Relationships

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

Prior to performing step one of the goodwill impairment test, we determined the carrying amount of the in-process research and development (IPR&D) within our wireless infrastructure reporting unit exceeded its fair value. The fair value was determined using the multiple period excess earnings method. See Note 4 to our consolidated financial statements for a description of the significant unobservable inputs used. As a result, we recorded a $500,000 impairment charge on our IPR&D during the second quarter of fiscal 2013.

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

Determining the fair value of our reporting units is judgmental in nature and requires the use of significant estimates and assumptions. For purposes of our step one analysis for our fiscal 2013 annual goodwill impairment test, the fair value of the wireless infrastructure reporting unit was determined based on a weighted fair value using the market approach (draft term sheet, as previously discussed and guideline company method) and income approach. The draft term sheet for the reporting unit represented a Level 1 indication of value for the reporting unit because it constituted the best available offer for the assets of the wireless infrastructure reporting unit. In consideration of various factors related to the approaches, it was determined that as of the annual goodwill impairment evaluation date, the draft term sheet was considered the best evidence of fair value from a market participant standpoint and was assigned a weighting of 85.0%. The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The income approach was assigned a weighting of 5.0% because the least likely occurrence for the reporting unit is continuing ongoing investment and performance and the income approach is more impacted by Level 3 inputs. The guideline company market approach utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The guideline company market approach was assigned a 10.0% weighting, as we are actively looking to sell or divest the reporting unit.

Based on the conclusions of our evaluation, we determined that the fair value of the reporting unit had declined further due to increased risk and uncertainty in the wireless infrastructure business and impaired the remaining goodwill balance of $26.6 million during the fourth quarter of fiscal 2013.

Also as a result of the draft term sheet discussed above, we recorded an impairment charge in operating expenses on our consolidated statements of operations during the fourth quarter of fiscal 2013 of $1.1 million relating to the net remaining balance of our picoChip acquired customer relationships.

Acquisition-Related Costs

Acquisition-related costs for fiscal 2013 and fiscal 2012 consisted primarily of professional fees incurred as a result of our acquisition of picoChip, which was completed in February 2012. In particular, fiscal 2013 costs related to professional fees incurred for the picoChip settlement arrangement discussed further in Note 5 to our consolidated financial statements.

Restructuring Charges

We have, and may in the future, commit to restructuring plans to help manage our costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, we committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in our R&D functions and SG&A functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2013. We made the decision to implement the restructuring in furtherance of our efforts to reduce operating expenses and cash consumption. Approximately $3.3 million in charges related to this plan were incurred since the plan’s inception through fiscal 2013. Of the charges incurred, $3.1 million related to severance costs for affected employees and approximately $210,000 related to contractual obligations on vacated office space. The total cash expenditure for this plan is expected to be approximately $3.3 million. The remaining plan cash expenditures will relate primarily to contractual obligations on vacated office space.

Activity and liability balances related to our fourth quarter of fiscal 2012 restructuring plan through September 27, 2013 were as follows:

	Workforce
	Reductions	Facilities	Total
	(in thousands)
Charges to costs and expenses	$766	$—	$766
Cash payments	(403)	—	(403)
Non-cash adjustments	19	—	19

Restructuring balance, September 28, 2012	$382	$—	$382

Charges to costs and expenses	2,285	210	2,495
Cash payments	(2,657)	(72)	(2,729)
Non-cash adjustments	—	(6)	(6)

Restructuring balance, September 27, 2013	$10	$132	$142

The remaining accrued restructuring balance principally represents contractual obligations on vacated office space, which we expect to pay through the second quarter of fiscal 2015, the end of the related lease term.

Fourth Quarter of Fiscal 2011 Restructuring Plan – In the fourth quarter of fiscal 2011, we implemented a restructuring plan, which consisted primarily of a targeted headcount reduction in the SG&A functions and WAN product line, which is now part of the communications processors product line. We incurred $1.2 million of charges related to severance costs for the affected employees. The restructuring plan was substantially completed during the fourth quarter of fiscal 2011.

Activity and liability balances related to our fourth quarter of fiscal 2011 restructuring plan through September 27, 2013 were as follows:

Workforce Reductions
(in thousands)

Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Charges to costs and expenses	138
Cash payments	(995)

Restructuring balance, September 28, 2012	$45

Cash payments	(18)
Non-cash adjustments	(27)

Restructuring balance, September 27, 2013	$—

Interest Expense

Interest expense primarily consisted of interest on our 6.50% convertible senior notes in periods prior to the second quarter of fiscal 2012. For periods subsequent to the second quarter of fiscal 2012, interest expense consisted of interest on our 6.75% convertible senior notes, our loan and security agreement and our 6.50% convertible senior notes.

The following table presents interest expense for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27, 2013	% of Net Revenue	September 28, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$5,134	3%	$3,148	2%	$1,986	63.1%

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Interest expense	$3,148	2%	$1,595	1%	$1,553	97.4%

The increase in our interest expense in fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011 was due to our new 6.75% convertible senior notes and loan and security agreement. In June 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017. Interest on the 6.75% convertible notes is paid semi-annually in arrears at a rate of 6.75% per year on the principal amount. In February 2012, we entered into a term loan facility of $15.0 million and a revolving credit facility of up to $20.0 million pursuant to a loan and security agreement dated February 6, 2012, as amended on June 12, 2012. See Note 8 to our consolidated financial statements for additional information on the interest terms.

Other Income, Net

Other income, net, principally consisted of the change in fair value of contingent consideration, income from reimbursable foreign R&D incentives, income from the picoChip settlement agreement (see Note 5 to our consolidated financial statements), interest income, foreign exchange gains and losses and other non-operating gains and losses.

The following table presents other income, net, for fiscal 2013 compared to fiscal 2012:

	Year Ended
	September 27, 2013	% of Net Revenue	September 28, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$7,557	5%	$9,341	7%	$(1,784)	-19.1%

Other income, net, for fiscal 2013 primarily consisted of $6.4 million of other income from the picoChip settlement agreement and $1.3 million of reimbursable foreign R&D incentives. Other income, net, for fiscal 2012 primarily consisted of $8.2 million of other income due to the change in fair value of our contingent consideration liability and $1.0 million of reimbursable foreign R&D incentives.

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Other Income, Net	$9,341	7%	$1,608	1%	$7,733	480.9%

Other income, net, for fiscal 2012 primarily consisted of $8.2 million of other income due to the change in fair value of our contingent consideration liability and $1.0 million of reimbursable foreign R&D incentives. Other income, net, for fiscal 2011 primarily consisted of $1.7 million of reimbursable foreign R&D incentives.

Provision for Income Taxes

The following tables present provision for income taxes for fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011:

	Year Ended
	September 27, 2013	% of Net Revenue	September 28, 2012	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$387	0%	$359	0%	$28	7.8%

	Year Ended
	September 28, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	Change
					$	%
	(in thousands, except percentages)
Provision for income taxes	$359	0%	$241	0%	$118	49.0%

Our provision for income taxes for fiscal 2013, fiscal 2012 and fiscal 2011 principally consisted of income taxes incurred by our foreign subsidiaries.

As of September 27, 2013, we had a valuation allowance of $290.5 million against our U.S. federal and state deferred tax assets (which reduces their carrying value to zero) because we continue to believe that it is unlikely that we will realize these deferred tax assets through the reduction of future income tax payments. We have considered both positive and negative evidence in reaching this determination and placed considerable weight upon the cumulative losses over the past three year period. As of September 27, 2013, we had U.S. federal net operating loss carryforwards of approximately $662.8 million, including the net operating loss carryforwards we retained in the distribution. We can provide no assurances that we will be able to retain or fully utilize such net operating loss carryforwards, or that such net operating loss carryforwards will not be significantly limited in the future.

Liquidity and Capital Resources

On November 5, 2013, we entered into the merger agreement with MACOM and Acquisition Sub, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub commenced the tender offer on November 19, 2013 to acquire all of the outstanding shares of our common stock for a purchase price of $5.05 per share, net to the holder thereof in cash, without interest. Following the completion of the tender offer and subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, including, if required, receipt of approval by our stockholders, the merger will be effected. In addition, we are in negotiations with a third party with respect to a potential divestiture of our wireless infrastructure business unit. We can provide no assurances that we will be able to reach an agreement with the potential acquiror of our wireless infrastructure business unit. The following liquidity discussion assumes that the merger will not be completed because the satisfaction or waiver of the closing conditions are outside of our control.

Our principal sources of liquidity are our existing cash and cash equivalents balance, after consideration of the minimum cash requirements under our loan and security agreement (see Note 8 to our consolidated financial statements) and amounts available under our revolving credit facility.

In order to achieve profitability and positive cash flows from operations, we may need to further reduce operating expenses, reduce capital expenditures, increase our gross margin and/or increase revenue. We have recently completed a series of cost reduction actions, which have improved our operating expense structure, and we will continue to perform additional actions, if necessary. In addition, we may commit to additional restructurings to help implement strategic initiatives. These restructurings and other cost saving measures alone may not allow us to achieve profitability or achieve positive cash flows from operations. Our ability to maintain, or increase, gross margin will depend on our ability to obtain product cost reductions and better terms with our suppliers. Our ability to maintain, or increase, current revenue levels to achieve and sustain profitability will depend on demand for network infrastructure equipment and enterprise equipment that incorporate our products, which in turn depends primarily on the level of capital spending by communications service providers and enterprises, the level of which may decrease due to general economic conditions, and uncertainty, over which we have no control.

We believe that our available cash balances, cash expected to be generated from operations and amounts available under our revolving credit facility will be sufficient to fund our operations, anticipated capital expenditures and other financing requirements, including principal and interest payments on debt obligations, for at least the next 12 months. Subsequent to our fiscal 2013, we have two principal payments of $375,000 each due for the remaining quarters of calendar 2013 and $750,000 due each quarter during calendar year 2014 on our term loan with Silicon Valley Bank. Assuming there is no decline in the borrowing base of our revolving credit facility, we have no other principal payments on debt obligations for the next 12 fiscal months. We may decide to acquire our debt securities through privately negotiated transactions, tender offers, exchange offers (for new debt or other securities), redemptions or otherwise, upon such terms and at such prices as we may determine appropriate. We will need to continue a focused program of capital expenditures to meet our research and development and corporate requirements. In order to fund capital expenditures, increase our working capital, or re-pay debt, we may be required to seek to obtain additional debt or equity financing. We may also need to seek additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue and expense levels. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

The following tables present details of our working capital and cash and cash equivalents:

	Year Ended
	September 27, 2013	September 28, 2012	Change
			$	%
	(in thousands, except percentages)
Working capital	$30,727	$28,775	$1,952	6.8%

Cash and cash equivalents	$25,974	$49,098	$(23,124)	-47.1%

	Year Ended
	September 28, 2012	September 30, 2011	Change
			$	%
	(in thousands, except percentages)
Working capital	$28,775	$50,346	$(21,571)	-42.8%

Cash and cash equivalents	$49,098	$45,227	$3,871	8.6%

Cash and cash equivalents decreased as a result of cash used in investing and financing activities, which was partially offset by cash provided by operating activities.

The following table presents the major components of the consolidated statements of cash flows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Net cash (used in)/provided by:
Net loss	$(89,148)	$(32,751)	$(755)
Non-cash operating expenses, net	103,072	19,274	16,486
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,099)	217	12,263
Inventories	(2,271)	4,407	(5,179)
Other assets, net	3,793	(4,141)	1,600
Accounts payable	(2,610)	194	(3,533)
Deferred income on sales to distributors	(991)	(950)	147
Accrued restructuring charges	(2,747)	(2,573)	(809)
Accrued compensation and benefits	(714)	(4,060)	(2,082)
Accrued expenses and other current liabilities	131	(1,888)	(346)
Other liabilities, net	(774)	5,513	377

Net cash provided by/(used in) operating activities	2,642	(16,758)	18,169
Net cash used in investing activities	(8,277)	(37,763)	(18,548)
Net cash (used in)/provided by financing activities	(17,485)	58,401	2,017
Effect of foreign currency exchange rates on cash	(4)	(9)	(96)

Net (decrease)/increase in cash and cash equivalents	$(23,124)	$3,871	$1,542

Operating Activities

Operating activities generated cash in fiscal 2013 due to cash provided by net non-cash operating adjustments, partially offset by changes in operating assets and liabilities. Significant non-cash adjustments included goodwill and asset impairments, stock-based compensation expense, restructuring charges, depreciation and amortization. Net income was also adjusted for the non-cash effect of the picoChip settlement agreement. Cash outflows related to an increase in our accounts receivable balance due to the timing of sales and the timing of cash collections. Cash outflows also related to a decrease in accrued restructuring charges due to payments made mainly on the restructuring plan implemented in the fourth quarter of fiscal 2012 and a decrease in accounts payable due primarily to the timing of vendor payments. The cash outflows were partially offset by a decrease in prepaid and other current assets due to the receipt of an international tax receivable and the receipt of the unused portion of our tenant improvement allowance from the landlord of our headquarters.

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

Investing Activities

Investing activities used cash for fiscal 2013 due to payments under license agreements of $3.7 million and the purchase of property, plant and equipment of $4.5 million.

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

Financing Activities

Financing activities used cash for fiscal 2013 due primarily to the $15.0 million payment related to the maturity of our 6.50% convertible senior notes in August 2013, $2.4 million in payments made on our revolving credit facility and $1.2 million in payments made related to shares of our common stock withheld from, or delivered by, employees in order to satisfy applicable tax withholding obligations in connection with the vesting of restricted stock. These cash outflows were partially offset by $1.2 million in proceeds from equity compensation programs and $1.4 million in borrowings under our revolving credit facility.

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

Revolving Credit Facilities and Long-Term Debt

6.75% Convertible Senior Notes

On June 19, 2012, we sold $32.0 million in aggregate principal amount of our 6.75% convertible senior notes due 2017 for net proceeds of $30.6 million. Interest on the 6.75% convertible notes is payable semi-annually on June 15 and December 15 in arrears in cash at a rate of 6.75% per year on the principal amount, accruing from June 19, 2012. The 6.75% convertible notes will mature on June 15, 2017, unless earlier repurchased, redeemed or converted. The 6.75% convertible notes are fully and unconditionally guaranteed on a senior, unsecured basis by certain of our subsidiaries. The effective interest rate was 7.80% for fiscal 2013. The interest expense for the $32.0 million convertible senior notes was $2.5 million for fiscal 2013.

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

On or after June 15, 2013, in the event that the last reported price of our common stock exceeds the conversion price then in effect for 20 or more trading days during any 30 consecutive trading day period ending within five trading days prior to the date we receive a notice of conversion, we will, in addition to delivering shares upon conversion of the 6.75% convertible notes (and cash in lieu of fractional shares), make a “make-whole premium” payment in cash, shares of our common stock or a combination thereof, subject to certain limitations, at our option, equal to the sum of the remaining scheduled payments of interest that would have been made on the 6.75% convertible notes to be converted had such notes remained outstanding through the earlier of the date that is three years after the date we receive the notice of conversion and June 15, 2017. If we elect to pay some or all of the “make-whole premium” in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the “make-whole premium” payment to be paid to such holder in shares, divided by the product of 0.97 and the average of the last reported sale prices of the common stock for the five trading days immediately preceding, and including, the third trading day immediately prior to the conversion date; provided that in no event will such price be less than $3.00. Subsequent to September 27, 2013, but prior to the issuance of this Annual Report on Form 10-K, the last reported price of our common stock exceeded the $3.90 conversion price for 20 or more trading days during a 30 consecutive trading day period, however, no notice of conversion was received.

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. An event of default under the indenture will occur if we: (i) are delinquent in making certain payments due under the notes; (ii) fail to deliver shares of common stock or cash upon conversion of the notes; (iii) fail to deliver certain required notices under the notes; (iv) incur certain events of default with respect to other indebtedness or obligations; (v) are subject to certain bankruptcy proceedings or orders; or (vi) fail to pay or the acceleration of other indebtedness. If we fail to file certain periodic reports with the SEC, we will be required to make additional interest payments. As of September 27, 2013, no events of default have occurred.

For financial accounting purposes, the requirements for us to make additional interest payments in the event of early redemption by us and to make additional interest payments in the event that we do not timely file certain periodic reports with the SEC are embedded derivatives. As of September 27, 2013, the fair value of these embedded derivatives was estimated and was not significant. Our contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of September 27, 2013, the fair value of this contingent obligation was estimated at $163,000 and was recorded in other liabilities. As of September 28, 2012, the fair value of this contingent obligation was estimated at $182,000 and was recorded in other liabilities.

We incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. At September 27, 2013, debt issuance costs of $365,000, net of accumulated amortization, were included in other assets. At September 28, 2012, debt issuance costs of $463,000, net of accumulated amortization, were included in other assets.

Loan and Security Agreement

On February 6, 2012, we entered into a loan and security agreement between us and Silicon Valley Bank, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 27, 2013, the outstanding balance on the term loan was $14.2 million and the outstanding balance on the revolving credit facility was $12.5 million. The obligations under the loan and security agreement are guaranteed by our material subsidiaries and secured by a security interest in substantially all of our assets and guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. We are eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of our eligible accounts receivable. At September 27, 2013, we had an outstanding revolving credit facility balance of $12.5 million and the amount of the eligible borrowing base was $16.7 million. To the extent that the eligible borrowing base is reduced, we are required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, we expect the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, we have classified $8.0 million of the revolving credit facility as a long-term liability.

We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon our liquidity ratio. As of September 27, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $1.1 million for fiscal 2013.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon our liquidity ratio.

The loan and security agreement, as amended, requires us to meet certain financial covenants. Beginning in the fourth quarter of fiscal 2013 and each subsequent fiscal quarter, we must maintain a minimum cash and cash equivalents balance of $20.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40 as of the last date of the fiscal quarter. We met this requirement as of September 27, 2013. If we fail to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio as of the last date of each fiscal quarter, we will be required to maintain alternative financial covenants consisting of a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

We incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which is being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. At September 27, 2013, debt issuance costs of $252,000, net of accumulated amortization, were included in other assets. At September 28, 2012, debt issuance costs of $448,100, net of accumulated amortization, were included in other assets.

Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of September 27, 2013:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(in thousands)
Debt	$58,734	$2,250	$9,000	$47,484	$—
Interest expense on debt	11,028	3,036	5,671	2,321	—
Future commitment fees	100	30	60	10	—
Operating leases	17,588	4,813	6,626	5,454	695
Purchase obligations	7,847	6,018	1,829	—	—
Employee severance	142	142	—	—	—
Capital leases	49	41	8	—	—

Total	$95,488	$16,330	$23,194	$55,269	$695

Debt consists of: 1) our $32.0 million of convertible senior notes, 2) our term loan facility of $15.0 million and 3) $12.5 million outstanding on our revolving credit facility. The timing of the principal payments with respect to the convertible notes is based on the assumption that no early conversion occurs. If an early conversion were to occur, we could make a “make-whole premium” payment in cash, shares of our common stock or a combination thereof, as discussed further in Note 8 to our consolidated financial statements. Timing of the principal payments with respect to the term loan facility is based off scheduled principal payments. Timing of the payments with respect to the revolving credit facility is based off the maturity date of the credit facility, which is February 6, 2017.

Interest expense on debt include interest payments on our $32.0 million convertible senior notes, our term loan facility of $15.0 million and the $8.0 million long-term portion of revolving credit facility. The interest rate on the convertible senior notes is calculated at the contractual interest rate and interest on the term loan facility and revolving credit facility is calculated at the current 4.00% interest rate. Interest obligations on all debt are based on scheduled interest payments.

Future commitment fees are estimated based on the amount of unused credit and the short-term portion of the revolving credit facility at September 27, 2013 and assumes no extension of terms beyond the current maturity date of our revolving credit facility, which is February 6, 2017.

On April 10, 2012, we entered into a third lease amendment with our landlord with respect to our headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. We may, at our option, extend the term an additional four years at fair market rent. The amendment provides for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013, subject to no event of default occurring. We estimate our minimum future obligation under the lease at approximately $13.6 million over the remaining lease term.

We lease our other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2019 and contain various provisions for rental adjustments, including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods.

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

In addition to the obligations included in the table above, we have a $1.2 million liability related to post-retirement benefits for employees at four of our international locations. We also have a $447,000 liability recorded for uncertain tax positions in accordance with FIN 48. The timing of the related payments of these liabilities is not known.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk. As of September 27, 2013, the carrying value of our cash and cash equivalents approximated fair value.

At September 27, 2013, our debt consisted of a revolving credit facility, a term loan facility and long-term convertible senior notes. Our revolving credit facility and term loan facility carry variable interest rates and the interest payments are therefore subject to interest rate risk, while the principal is not subject to interest rate risk. We have the option to choose, with a few exceptions, whether the term loan facility and revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. If the prime rate or LIBOR rate changed by 1.0%, thereby changing our effective borrowing rate by the same amount, cash interest expense related to the credit facility and term loan facility would change by approximately $300,000, annually. Our convertible senior notes bear interest at a fixed rate of 6.75% per annum. Consequently, our results of operations and cash flows are not subject to any significant interest rate risk relating to our convertible senior notes. The fair value of the debt could increase or decrease if interest rates decreases or increase, respectively, and that could impact our ability and cost to negotiate a settlement of such notes prior to maturity. As of September 27, 2013, a 1% increase in interest rates would decrease the fair value of our 6.75% convertible senior notes by $158,000.

Foreign Exchange Risk

We transact business in various foreign currencies and we face foreign exchange risk on assets and liabilities that are denominated in foreign currencies. Currently, our foreign exchange risks are not hedged; however, from time to time, we may utilize foreign currency forward exchange contracts to hedge a portion of our exposure to foreign exchange risk.

These hedging transactions are intended to offset the gains and losses we experience on foreign currency transactions with gains and losses on the forward contracts, so as to mitigate our overall risk of foreign exchange gains and losses. We do not enter into forward contracts for speculative or trading purposes. At September 27, 2013, we held no foreign currency forward exchange contracts. Based on our overall currency rate exposure at September 27, 2013, a 10% change in currency rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 27, 2013	September 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$25,974	$49,098
Receivables, net of allowance for doubtful accounts of $171 at September 27, 2013 and $356 at September 28, 2012	19,633	14,527
Inventories	11,267	10,482
Prepaid expenses and other current assets	4,429	10,497

Total current assets	61,303	84,604

Property, plant and equipment, net	15,621	16,031
Intangible assets, net	9,677	35,351
Goodwill	—	57,110
Other assets	4,723	4,000

Total assets	$91,324	$197,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,999	$9,262
Accrued compensation and benefits	5,629	6,401
Deferred income on sales to distributors	3,405	4,396
Deferred revenue	2,308	2,338
Line of credit - short-term	4,484	5,511
Short-term debt	2,250	15,384
Contingent consideration	—	1,876
Other current liabilities	5,501	10,661

Total current liabilities	30,576	55,829
Line of credit - long-term	8,000	8,000
Long-term debt	42,832	44,765
Other liabilities	6,158	6,767

Total liabilities	87,566	115,361

Commitments, contingencies and guarantees (Notes 9, 10 and 11)

Stockholders’ Equity
Preferred stock, $0.01 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,360 (September 27, 2013) and 41,551 (September 28, 2012) issued and outstanding shares	434	416

Additional paid-in capital	383,309	371,949
Accumulated deficit	(379,660)	(290,507)
Accumulated other comprehensive loss	(325)	(123)

Total stockholders’ equity	3,758	81,735

Total liabilities and stockholders’ equity	$91,324	$197,096

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 27, 2013	September 28, 2012	September 30, 2011

Net revenue:
Products	$145,401	$140,415	$159,589
Intellectual property	6,000	591	2,500

Total net revenue	151,401	141,006	162,089
Cost of goods sold:
Products	56,859	59,112	60,292
Asset impairments	23,571	3,385	—

Total cost of goods sold	80,430	62,497	60,292
Gross margin	70,971	78,509	101,797

Operating expenses:
Research and development	61,883	67,946	59,174
Selling, general and administrative	38,886	43,317	42,118
Goodwill impairment charge	57,062	—	—
Impairment of intangible assets	1,646	—	—
Acquisition-related costs	216	3,777	—
Restructuring charges	2,462	2,054	1,032

Total operating expenses	162,155	117,094	102,324

Operating loss	(91,184)	(38,585)	(527)

Interest expense	(5,134)	(3,148)	(1,595)
Other income, net	7,557	9,341	1,608

Loss before income taxes	(88,761)	(32,392)	(514)

Provision for income taxes	387	359	241

Net loss	$(89,148)	$(32,751)	$(755)

Net loss per share:
Basic	$(2.21)	$(0.89)	$(0.02)
Diluted	$(2.21)	$(0.89)	$(0.02)

Weighted-average number of shares used in per share computation:
Basic	40,285	36,787	32,279
Diluted	40,285	36,787	32,279

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011

Net loss	$(89,148)	$(32,751)	$(755)
Other comprehensive loss:
Foreign currency translation adjustments	(202)	(83)	113

Comprehensive loss	$(89,350)	$(32,834)	$(642)

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 27, 2013	September 28, 2012	September 30, 2011
Cash Flows From Operating Activities
Net loss	$(89,148)	$(32,751)	$(755)
Adjustments required to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property, plant and equipment	5,853	6,345	5,423
Amortization of intangible assets	3,403	3,419	2,303
Asset impairments	24,956	3,385	132
Revaluation of contingent consideration	(10)	(8,162)	—
Restructuring charges	2,462	2,054	1,032
Goodwill impairment charge	57,062	—	—
Impairment of indefinite-lived intangible assets	500	—	—
Stock-based compensation	11,731	10,505	5,919
Provision for bad debt	(8)	48	187
Inventory provision	1,486	1,266	1,168
Amortization of debt discount and issuance costs	1,032	625	245
Non-cash effect of picoChip settlement arrangement	(5,357)	—	—
Other non-cash items, net	(38)	(211)	77
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,099)	217	12,263
Inventories	(2,271)	4,407	(5,179)
Other assets, net	3,793	(4,141)	1,600
Accounts payable	(2,610)	194	(3,533)
Deferred income on sales to distributors	(991)	(950)	147
Accrued restructuring charges	(2,747)	(2,573)	(809)
Accrued compensation and benefits	(714)	(4,060)	(2,082)
Accrued expenses and other current liabilities	131	(1,888)	(346)
Other liabilities, net	(774)	5,513	377

Net cash provided by/(used in) operating activities	2,642	(16,758)	18,169

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,542)	(4,637)	(8,008)
Payments under license agreements	(3,735)	(13,030)	(10,440)
Net cash paid for acquired companies	—	(20,096)	(100)

Net cash used in investing activities	(8,277)	(37,763)	(18,548)

Cash Flows From Financing Activities
Payments made on capital lease obligations	(356)	(497)	(482)
Maturity and payment of convertible debt	(15,000)	—	—
Borrowings under term loan	—	15,000	—
Payments made on term loan	(750)	—	—
Borrowings under line of credit	1,420	16,808	—
Payments made on line of credit	(2,447)	(3,297)	—
Borrowings under convertible debt	—	30,560	—
Financing costs	—	(1,034)	—
Repurchase of restricted stock for income tax withholding	(1,567)	(1,213)	(415)
Proceeds from equity compensation programs	1,215	2,074	2,914

Net cash (used in)/provided by financing activities	(17,485)	58,401	2,017

Effect of foreign currency exchange rates on cash	(4)	(9)	(96)

Net (decrease)/increase in cash and cash equivalents	(23,124)	3,871	1,542
Cash and cash equivalents at beginning of period	49,098	45,227	43,685

Cash and cash equivalents at end of period	$25,974	$49,098	$45,227

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)/Gain	Equity

Balance at October 1, 2010	32,220	$322	$318,468	$(257,006)	$(153)	$61,631
Net loss	—	—	—	(755)	—	(755)
Currency translation adjustments	—	—	—	—	113	113
Issuance of common stock from the exercise of stock options	2,356	23	2,891	—	—	2,914
Common stock repurchased and retired	(61)	—	(415)	—	—	(415)
Compensation expense related to employee stock plans	—	—	5,919	—	—	5,919

Balance at September 30, 2011	34,515	345	326,863	(257,761)	(40)	69,407
Net loss	—	—	—	(32,751)	—	(32,751)
Currency translation adjustments	—	—	—	—	(83)	(83)
Issuance of common stock for business acquisition	5,191	52	33,739			33,791
Issuance of common stock related to employee stock plans	2,095	21	2,053	—	—	2,074
Common stock repurchased and retired	(250)	(2)	(1,211)	—	—	(1,213)
Compensation expense related to employee stock plans	—	—	10,505	—	—	10,505

Balance at September 28, 2012	41,551	416	371,949	(290,512)	(123)	81,730
Net loss	—	—	—	(89,148)	—	(89,148)
Currency translation adjustments	—	—	—	—	(202)	(202)
Issuance of common stock related to employee stock plans	2,266	23	1,200	—	—	1,223
Common stock repurchased and retired	(457)	(5)	(1,571)	—	—	(1,576)
Compensation expense related to employee stock plans	—	—	11,731	—	—	11,731

Balance at September 27, 2013	43,360	$434	$383,309	$(379,660)	$(325)	$3,758

See accompanying notes to consolidated financial statements.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Mindspeed Technologies, Inc. (Mindspeed or the Company) designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile). On June 27, 2003, Conexant Systems, Inc. (Conexant) completed the distribution (the Distribution) to Conexant stockholders of all 18,066,689 outstanding shares of common stock of its wholly owned subsidiary, Mindspeed. Prior to the Distribution, Conexant transferred to Mindspeed the assets and liabilities of the Mindspeed business, including the stock of certain subsidiaries, and certain other assets and liabilities which were allocated to Mindspeed under the Distribution Agreement entered into between Conexant and Mindspeed. Also prior to the Distribution, Conexant contributed to Mindspeed cash in an amount such that at the time of the distribution Mindspeed’s cash balance was $100.0 million. Mindspeed issued to Conexant a warrant to purchase approximately 6.3 million shares of Mindspeed common stock at a price of $16.25 per share, as adjusted, which expired unexercised on June 27, 2013. Following the Distribution, Mindspeed began operations as an independent, publicly held company.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the accounts of Mindspeed and each of its subsidiaries. All intercompany accounts and transactions among Mindspeed and its subsidiaries have been eliminated in consolidation.

The Company has experienced significant net losses in fiscal 2013, fiscal 2012 and fiscal 2011. The positive cash flow from operating activities for fiscal 2013 may not be reflective of future expectations due to certain significant nonrecurring items, including the picoChip settlement arrangement and the completion of the fourth quarter of fiscal 2012 restructuring plan. On November 5, 2013, the Company entered into an agreement and plan of merger with M/A-COM Technology Solutions Holdings, Inc. (MACOM), and Micro Merger Sub, Inc., a wholly owned subsidiary of MACOM (Acquisition Sub). Under and subject to the terms of the merger agreement, Acquisition Sub commenced a cash tender offer to acquire all of the Company’s shares of common stock for a purchase price of $5.05 per share, net to the holder thereof in cash without interest. If the cash tender offer is completed, the Company expects that Acquisition Sub will be merged with and into the Company, and the Company will become a wholly owned subsidiary of MACOM. See Note 19 for further discussion on the merger agreement. If the cash tender offer is not completed, the Company will be required to implement additional restructuring plans in fiscal 2014 and other cost reduction actions in order for the Company’s principal sources of liquidity to be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements, including principal and interest payments on debt obligations, for at least the next 12 months. The Company’s principal sources of liquidity consist of its cash and cash equivalents balance, cash expected to be generated from operations and amounts available under the Company’s revolving credit facility.

Fiscal Periods — The Company maintains a fifty-two/fifty-three week fiscal year ending on the Friday closest to September 30. Fiscal year 2013 comprised 52 weeks and ended on September 27, 2013. Fiscal year 2012 comprised 52 weeks and ended on September 28, 2012. Fiscal year 2011 comprised 52 weeks and ended on September 30, 2011.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition — The Company generates revenue from direct product sales, sales to distributors, maintenance contracts and the sale and license of intellectual property. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. In instances where final acceptance of the product, system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

License Agreements — License agreements consist mainly of licenses of intellectual property that the Company uses in certain of its products. These licensed assets are amortized on a straight-line basis over the estimated production life cycle of each respective product, usually ranging from three to seven years beginning upon the first shipment.

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

Impairment of Goodwill and Other Long-Lived Assets - The Company evaluates goodwill for impairment on an annual basis as of the end of the tenth month of each fiscal year or more frequently if it believes indicators of impairment exist.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. The Company has four reporting units: wireless infrastructure, VoIP, high-performance analog (HPA) and WAN. All of the Company’s goodwill was originally recorded in its wireless infrastructure reporting unit. The Company determines the fair value of its wireless infrastructure reporting unit using generally accepted valuation methodologies that include, as appropriate, the income approach and market approach (draft term sheet and guideline company method, as discussed further in Note 4) to valuation. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, will be recognized as an impairment loss. See Note 4 for a discussion of the goodwill impairment charges recorded during the second and fourth quarters of fiscal 2013.

During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. The Company determines the fair value using the income approach (Level 2 and Level 3 inputs). If the carrying value exceeds its fair value, an impairment loss is recognized as an operating expense in an amount equal to that excess. See Note 4 for a discussion of the impairment charge on IPR&D, which was recorded during the second quarter of fiscal 2013. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with the Company’s policy for the impairment of other long-lived assets.

The Company continually monitors events or changes in circumstances that could be indicators of impairment for its long-lived assets to be held and used, including definite-lived intangible assets. If the Company believes there are indicators of impairment, it determines whether or not the carrying value of an asset or asset group is recoverable based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, the Company records an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 4 for a discussion of the impairment of certain long-lived assets.

Foreign Currency Translation and Remeasurement — The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of most of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates and income and expense items are translated at the average exchange rates prevailing during the period. The resulting foreign currency translation adjustments are accumulated as a component of other comprehensive income. For two of the Company’s foreign subsidiaries, the functional currency is the U.S. dollar. Property, plant and equipment, payroll expenses and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings. The amounts were not significant for any of the periods presented.

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

Business Segments —The Company operates a single business segment which designs, develops and sells semiconductor solutions for communications applications in the wireline and wireless network infrastructure equipment, which includes broadband access networks (fixed and mobile), enterprise networks and metropolitan and wide area networks (fixed and mobile). The Company’s Chief Executive Officer is considered to be its chief operating decision maker.

Fair Value Measurements — The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements and Disclosures, or ASC 820, in measuring the fair value of financial assets and financial liabilities and for non-financial assets and non-financial liabilities that the Company recognizes or discloses at fair value on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 7 for more information.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist of demand deposits and money market funds maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with high credit quality financial institutions and therefore have minimal credit risk. The Company’s trade accounts receivable primarily are derived from sales to manufacturers of network infrastructure equipment and electronic component distributors. Management believes that credit risks on trade accounts receivable are moderated by the diversity of its customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition. See Note 3 for details on the Company’s customer concentrations.

Comprehensive Income/(Loss) — Accumulated other comprehensive income/(loss) consists of foreign currency translation adjustments. Foreign currency translation adjustments are not presented net of any tax effect as the Company does not expect to incur any tax liability or realize any benefit related thereto.

Recent Accounting Standards — In July 2013, the FASB issued accounting guidance, which requires an entity to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be net against a deferred tax asset. The provisions of this guidance is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

3.	Supplemental Financial Statement Data

Inventories

Inventories at fiscal year ends consisted of the following:

	September 27, 2013	September 28, 2012
	(in thousands)

Work-in-process	$4,211	$3,957
Finished goods	7,056	6,525

Inventories	$11,267	$10,482

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at fiscal year ends consisted of the following:

	September 27, 2013	September 28, 2012
	(in thousands)

Escrow receivable	$—	$3,491
Tenant allowance receivable	1,204	3,615
Prepaid insurance	558	519
Prepaid license fees	769	2,198
Other	1,898	674

Total prepaid and other current assets	$4,429	$10,497

Property, Plant and Equipment, Net

Property, plant and equipment, net, at fiscal year ends consisted of the following:

	September 27, 2013	September 28, 2012
	(in thousands)

Machinery and equipment	$83,929	$84,534
Leasehold improvements	7,524	5,535

	91,453	90,069
Accumulated depreciation and amortization	(75,832)	(74,038)

Property, plant and equipment, net	$15,621	$16,031

Intangible Assets, Net

Intangible assets, net, consisted of licensed and acquired intangibles.

Licensed intangibles consisted mainly of licenses of intellectual property. See Note 4 for a discussion of the $13.4 million impairment charge on the carrying value of licensed intangibles during fiscal 2013.

	September 27, 2013	September 28, 2012
	(in thousands)

Licensed intangibles	$13,179	$28,145
Accumulated amortization	(4,210)	(6,286)

Licensed intangibles, net	$8,969	$21,859

The weighted average remaining life of the Company’s licensed intangibles as of September 27, 2013 was 79 months.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of licensed intangible assets included in cost of goods sold was as follows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Cost of goods sold	$2,031	$2,501	$2,303

Acquired intangibles from business combinations consisted of the following:

	September 27, 2013
	Gross	IPR&D Transferred to Developed Technology	Accumulated Amortization	Accumulated Impairment	Net Book Value	Weighted- Average Useful Life
	(in thousands)					(in years)

Trade names and trademarks	$310	$—	$(310)	—	$—	1.5
Developed technology	11,800	300	(1,626)	(9,766)	708	12
Customer relationships	1,500	—	(354)	(1,146)	—	7
In-process research and development	800	(300)	—	(500)	—	Indefinite

	$14,410	$—	$(2,290)	$(11,412)	$708

See Note 4 for a discussion of the impairment charges on the carrying value of acquired intangibles during fiscal 2013.

	September 28, 2012
	Gross	Accumulated Amortization	Net Book Value	Weighted- Average Useful Life
	(in thousands)			(in years)

Trade names and trademarks	$310	$(136)	$174	1.5
Developed technology	11,800	(643)	11,157	12
Customer relationships	1,500	(139)	1,361	7
In-process research and development	800	—	800	Indefinite

	$14,410	$(918)	$13,492

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of acquired intangibles from business combinations included in the costs of goods sold and operating expense categories was as follows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Cost of goods sold	$983	$643	$—
Selling, general and administrative	389	275	—

	$1,372	$918	$—

Estimated future amortization of existing licensed intangibles and remaining developed technology is as follows:

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter
	(in thousands)

Cost of goods sold	$1,549	$1,543	$1,493	$1,481	$1,481	$2,130

Goodwill

The change in the carrying amount of goodwill in the wireless infrastructure reporting unit is as follows:

Goodwill
(in thousands)
Goodwill as a result of the picoChip acquisition	$57,110

Balance as of September 28, 2012	$57,110

Change in carrying value during the first quarter of fiscal 2013	(48)
Impairment loss recorded in the second quarter of fiscal 2013	(30,466)
Impairment loss recorded in the fourth quarter of fiscal 2013	(26,596)

Balance as of September 27, 2013	$—

See Note 4 for a discussion of the goodwill impairment charges during fiscal 2013.

Deferred Income on Sales to Distributors

Deferred income on sales to distributors at fiscal year ends consisted of the following:

	September 27, 2013	September 28, 2012
	(in thousands)

Deferred revenue on shipments to distributors	$3,794	$4,721
Deferred cost of goods sold on shipments to distributors	(425)	(361)
Reserves	36	36

Deferred income on sales to distributors	$3,405	$4,396

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities

Other liabilities at fiscal year ends consisted of the following:

	September 27, 2013	September 28, 2012
	(in thousands)
Current
Deferred rent	$769	$53
Capital lease obligations	41	321
Accrued royalties	550	379
Accrued license fees	137	860
Accrued income taxes	513	707
Restructuring	141	427
Accrued interest	822	913
Escrow payable	—	3,491
Accrued professional fees	426	837
Other	2,102	2,673

Total other current liabilities	$5,501	$10,661

Long-term
Deferred rent	5,143	5,044
Capital lease obligations	—	68
Licensed intangibles payable	—	699
Other	1,015	956

Total other liabilities	$6,158	$6,767

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potentially Dilutive Shares

The following table presents the number of potentially dilutive shares of the Company’s common stock excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
6.75% convertible senior notes	8,205	8,205	—
6.50% convertible senior notes	—	3,165	3,165
Stock awards	3,318	4,193	3,042
Employee stock purchase plan shares	94	151	56
Warrants	—	6,109	6,109

Anti-dilutive weighted average common shares	11,617	21,823	12,372

Research and Development Expenses

The Company receives certain non-recurring engineering reimbursements from its customers related to the development of certain products or product features. The Company offset $639,000 in fiscal 2013 in development expenses related to these services. The cost reduction is recognized when services are performed and customer acceptance has been received. There were no such offsets to development expenses for fiscal 2012 or fiscal 2011.

Supplemental Cash Flow Information

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Interest paid	$4,099	$1,618	$975
Income taxes paid, net of refunds received	567	398	751

Non-cash investing and financing activities consisted of the following:
Purchase of property and equipment through capital leasing arrangements	$—	$113	$—
Contingent consideration payable in connection with business acquisition	—	10,038	—
Unpaid purchases of property and equipment	407	41	531
Unpaid licenses of intellectual property	137	542	3,184
Issuance of equity in a business acquisition	—	33,791	—
Leasehold improvements paid by landlord	1,076	—	—
Reclassification of prepaid assets to purchased intangibles	145	—	—

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentrations

The following direct customers and/or distributors accounted for 10% or more of net revenue in the periods presented:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Customer A	28%	25%	23%
Customer B	19%	21%	19%

The following direct customers and/or distributors accounted for 10% or more of total accounts receivable at each period end:

	September 27, 2013	September 28, 2012
Customer A	23%	19%
Customer B	16%	13%
Customer C	10%	2%

4.	Impairments

Impairment of Definite-Lived and Indefinite-Lived Intangible Assets

During the second quarter of fiscal 2013, in conjunction with the evaluation of goodwill, as discussed below, the Company believed there were impairment triggering events and circumstances which warranted an evaluation of certain definite-lived and indefinite-lived intangible assets. These circumstances included lower revenue when compared with projected results, which led to weaker performance than the Company expected for the second quarter of fiscal 2013. Specifically, the carrying amounts of certain intellectual property licenses, photomasks and IPR&D within the Company’s wireless infrastructure reporting unit were determined not to be recoverable and to exceed their fair value. Accordingly, the Company impaired the entire carrying value of these intellectual property licenses and photomasks and recorded an impairment charge of $2.0 million on intellectual property licenses and $439,000 on photomasks in cost of goods sold on its consolidated statements of operations.

The Company also recorded a $500,000 impairment charge on its IPR&D related to its wireless infrastructure reporting unit during the second quarter of fiscal 2013. The fair value of the IPR&D was based on a multi-period excess earnings technique of the income approach as of March 29, 2013. The significant unobservable inputs used in the valuation included revenue forecasts, gross margin assumptions, expected product cycle and a discount rate. The related product was projected to begin production shipments in fiscal 2014 and revenue was assumed to follow a normal five-year product cycle. Gross margin was assumed to remain constant during the five-year product cycle. The discount rate was a 2.0% premium to the wireless infrastructure’s discount rate. The Company reviewed its other long-lived assets within its wireless infrastructure reporting unit and did not identify any other impairment as of March 29, 2013.

As of September 27, 2013, in connection with the Company’s consideration of its strategic alternatives, the Company had received a draft term sheet from a third party to sell certain assets of its wireless infrastructure reporting unit. The Company believes this offer represented an event or change in circumstance and was an indication that the carrying amount of long-lived assets to be held and used, including intangible assets, may not be recoverable for the wireless infrastructure reporting unit. The Company concluded that the offered amount was the likely recoverable value of the reporting unit and recorded impairment charges on its consolidated statements of operations during the fourth quarter of fiscal 2013 relating to its wireless infrastructure reporting unit consisting of $10.8 million on intellectual property licenses and $9.8 million on developed technology in cost of goods sold, $1.1 million on customer relationships in selling, general and administrative and $103,000 on property, plant and equipment in research and development.

The Company also recorded an impairment charge in cost of goods sold on its consolidated statements of operations of $621,000 on intellectual property licenses, which resulted from its normal review of long-lived assets for impairment during the fourth quarter of fiscal 2013.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2008, the Company entered into a license agreement with an intellectual property supplier. During the third quarter of fiscal 2012, the Company entered into a new license agreement with the same intellectual property supplier. As a result of the new license agreement, the Company determined that a $1.8 million asset from the previous license agreement was impaired and based on market conditions has a fair market value of zero. The Company recorded the charge in cost of goods sold in fiscal 2012 on its consolidated statements of operations.

In June 2011, the Company capitalized a photomask. During the third quarter of fiscal 2012, the Company capitalized a new photomask that replaced the original photomask. As a result of the new photomask, the Company determined that the $1.6 million asset from the previous photomask was impaired and based on market conditions has a fair market value of zero. The Company recorded the charge in fiscal 2012 in cost of goods sold on its consolidated statements of operations.

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

Determining the fair value of its reporting units is judgmental in nature and requires the use of significant estimates and assumptions. For purposes of the Company’s step one analysis for its fiscal 2013 annual goodwill impairment test during the fourth quarter of fiscal 2013, the fair value of the wireless infrastructure reporting unit

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was determined based on a weighted fair value using the market approach (draft term sheet referred to above and guideline company method) and income approach. The draft term sheet for the reporting unit represented a Level 1 indication of value for the reporting unit because it constituted the best available offer for the assets of the wireless infrastructure reporting unit. In consideration of various factors related to the approaches, it was determined that as of the annual goodwill impairment evaluation date, the draft term sheet was considered the best evidence of fair value from a market participant standpoint and was assigned a weighting of 85.0%. The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations. Key assumptions used to determine the fair value under the income approach include the cash flow period, terminal values based on a terminal growth rate and the discount rate. The income approach was assigned a weighting of 5.0% because the least likely occurrence for the reporting unit is continuing ongoing investment and performance and the income approach is based more on Level 3 inputs. The market approach (guideline company method) utilized valuation multiples based on operating and valuation metrics from comparable companies in the industry. The market approach was assigned a weighting of 10.0%, because the Company is actively looking to sell or divest the reporting unit. Based on the conclusions of its evaluation, the Company determined that the fair value of the reporting unit had declined further due to increased long-term competitive risk and technological uncertainty in the wireless infrastructure business, and impaired the remaining goodwill balance of $26.6 million during the fourth quarter of fiscal 2013.

5.	Business Combination

On February 6, 2012, the Company completed the acquisition of picoChip, Inc. and its wholly owned subsidiaries (picoChip). picoChip was a supplier of integrated SoC solutions for small cell base stations. Pursuant to the terms of the acquisition agreement, all of picoChip’s outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s common stock.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of consideration transferred for the acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The acquisition transaction was a stock purchase that was deemed to be an asset purchase for tax purposes pursuant to an election under IRC Section 338. This treatment resulted in a step up of the fair values of the net assets acquired over their pre-acquisition tax basis. During fiscal 2012, the Company reduced goodwill by $529,000 due to a decrease in assumed liabilities. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on the purchase price:

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

As a result of the acquisition, the Company held a presence in the 3G small cell base station market and planned to maintain this position as the small cell base station market transitions to dual-mode 3G/4G and 4G-only products. The goodwill recognized was therefore attributable primarily to revenue from future new products and the market opportunity of delivering a more complete portfolio of small cell solutions spanning residential to enterprise and metro product segments. A portion of this goodwill is deductible for income tax purposes.

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had the right to offset the earnout payment with certain employee termination liabilities incurred subsequent to the close of the acquisition. For the six months ended March 29, 2013, the offsetting employee termination expenses were estimated to be $634,000, reducing the net contingent consideration liability from $2.5 million to $1.9 million.

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

The fair value of accounts receivables acquired was $1.4 million, with the gross contractual amount being $1.5 million. The Company expected approximately $105,000 to be uncollectible.

The fair value of trade names and trademarks and customer relationships was capitalized as of the acquisition date and was subsequently amortized using a straight-line method to selling, general and administrative expenses over their estimated period of use of 18 months and seven years, respectively. The fair value of developed technology was capitalized as of the acquisition date and was subsequently amortized using a straight-line method to cost of products sold over the estimated remaining life of 12 years.

The amount of net revenue and net loss of picoChip included in the Company’s consolidated statements of operations from the acquisition date to September 28, 2012 were as follows:

Year Ended September 28, 2012
(in thousands)
Net revenue	$9,922
Net loss	$(10,097)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Current:
Federal	$20	$—	$—
Foreign	444	553	(2,200)
State and local	6	2	6

Total current	470	555	(2,194)

Deferred:
Federal	$—	$—	$—
Foreign	(83)	(196)	2,435
State and local	—	—	—

Total deferred	(83)	(196)	2,435

	$387	$359	$241

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes follows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
U.S. federal statutory tax at 35%	$(31,066)	$(11,337)	$(180)
State taxes, net of federal effect	4	1	4
Foreign income taxes in excess of U.S.	604	351	112
Goodwill impairment	3,510	—	—
Valuation allowance	26,789	10,170	(135)
Other	546	1,174	440

Provision for income taxes	$387	$359	$241

Loss before income taxes consisted of the following components:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
United States	$(18,827)	$(32,374)	$(870)
Foreign	(69,934)	(18)	356

	$(88,761)	$(32,392)	$(514)

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities at fiscal year-ends consisted of the tax effects of temporary differences related to the following:

	Year Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Deferred tax assets:
Inventories	$7,937	$8,045
Deferred revenue	1,370	1,905
Accrued compensation and benefits	980	1,058
Product returns and allowances	634	557
Net operating losses	247,500	242,426
Stock options	7,602	6,225
Acquisition-related costs	1,401	—
Goodwill	16,430	—
Foreign deferred taxes	329	246
Property, plant and equipment	—	1,802
Intangible assets	12,578	—
Other	2,665	5,581
Valuation allowance	(290,459)	(257,886)

Total deferred tax assets	8,967	9,959

Deferred tax liabilities:
Deferred state taxes	7,357	6,216
Property, plant and equipment	11	—
Intangible assets	—	2,412
Other income	1,270	761
Other liabilities	—	324

Total deferred tax liabilities	8,638	9,713

Net deferred tax assets	$329	$246

Based upon the Company’s history of operating losses, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 27, 2013 and September 28, 2012 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a valuation allowance for its net U.S. federal and state deferred tax assets as of those dates. The Company’s foreign deferred tax assets are expected to be realized through a reduction of future tax payments, therefore no valuation allowance has been established for these deferred tax assets.

As of September 27, 2013, Mindspeed had U.S. federal net operating loss carryforwards of approximately $662.8 million, which expire at various dates through 2033, and aggregate state net operating loss carryforwards of approximately $178.7 million, which expire at various dates through 2033. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and development credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.

The deferred tax assets as of September 27, 2013 included a deferred tax asset of $19.3 million representing net operating losses arising from the exercise of stock options by Mindspeed employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $4.3 million of undistributed earnings from its foreign subsidiaries because such earnings are to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

The Company maintains liabilities for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Balance as of October 1, 2010	$41,860
Increase in tax positions	2,191

Balance as of September 30, 2011	44,051
Increase in tax positions	1,417

Balance as of September 28, 2012	45,468
Increase in tax positions	124

Balance as of September 27, 2013	$45,592

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

The unrecognized tax benefits of $45.6 million at September 27, 2013 included $447,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remaining $45.2 million of unrecognized tax benefits, if recognized, would have no impact on the effective tax rate and be recorded as an increase to the Company’s deferred tax assets with a related increase in the valuation allowance. However, to the extent that any portion of such benefit is recognized at the time a valuation allowance no longer exists; such benefit would favorably affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of September 27, 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of September 27, 2013, the Company had no liability for the payment of interest and penalties.

The Company generally is no longer subject to tax examinations in federal, state or foreign jurisdictions for years prior to years ended September 30, 2008. However, if loss carryforwards of tax years prior to years ended September 30, 2008 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

7.	Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. ASC 820, Fair Value Measurements and Disclosures, defines the fair value of financial instruments as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company’s Level 1 assets include investments in money market funds.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents financial assets and liabilities that the Company measured at fair value in fiscal 2012 on a recurring basis, except for certain embedded derivatives for which the required disclosures are provided in Note 8. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in ASC 820:

		Fair Value Measurements at September 28, 2012 Using Fair Value Hierarchy
	Fair Value as of September 28, 2012	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market fund	$20,040	$20,040	$—	$—

Assets at fair value	$20,040	$20,040	$—	$—

Liabilities
Contingent consideration	$1,876	$—	$—	$1,876

Liabilities at fair value	$1,876	$—	$—	$1,876

As discussed in Note 5, the Company was relieved of its contingent consideration obligation of $1.9 million during the third quarter of fiscal 2013. During the fourth quarter of fiscal 2013, the Company closed its money market fund account and the remaining balance of $54,000 was transferred to the Company’s cash concentration account. There were no financial assets or liabilities requiring fair value measurements as of September 27, 2013 on a recurring basis, except for certain embedded derivatives for which the required disclosures are provided in Note 8. The Company believes that the recorded value of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

8.	Revolving Credit Facilities and Long-Term Debt

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If there is an event of default under the notes, the principal of and premium, if any, on all the notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the indenture. Events of default under the indenture include, but are not limited to, the Company: (i) becoming delinquent in making certain payments due under the notes; (ii) failing to deliver shares of common stock or cash upon conversion of the notes; (iii) failing to deliver certain required notices under the notes; (iv) incurring certain events of default with respect to other indebtedness or obligations; (v) becoming subject to certain bankruptcy proceedings or orders; or (vi) failing to pay or the acceleration of other indebtedness. If the Company fails to file certain periodic reports with the SEC, it will be required to make additional interest payments. As of September 27, 2013, no events of default have occurred.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For financial accounting purposes, the requirements for the Company to make additional interest payments in the event of early redemption by the Company and to make additional interest payments in the event that the Company does not timely file certain periodic reports with the SEC are embedded derivatives. As of September 27, 2013, the fair value of these embedded derivatives was estimated and was not significant. The Company’s contingent obligation to make an interest make-whole premium payment in the event of an early conversion by the holders of the notes is also an embedded derivative. As of September 27, 2013 and September 28, 2012, the fair value of this contingent obligation was estimated at $163,000 and $182,000, respectively, and was recorded in other long-term liabilities. The fair values were calculated using a Monte Carlo simulation with Level 3 inputs. Key assumptions used in the calculation of the fair value as of September 27, 2013 include a volatility of 60.0%, a debt discount rate of 8.0%, an expected stock return of 1.05% and a common share price of $3.13. Key assumptions used in the calculation of the fair value as of September 28, 2102 include a volatility of 75.0%, a debt discount rate of 9.0%, an expected stock return of 0.62% and a common share price of $3.46.

The estimated fair value of these notes as of September 27, 2013 and September 28, 2012 was approximately $33.5 million and $35.9 million, respectively, and were calculated using an option pricing model with Level 3 inputs. Key assumptions used in the calculation of this fair value as of September 27, 2013 include a volatility of 60.0%, based on the Company’s historical stock price volatility, a debt discount rate of 8.0% and a 10.0% discount for lack of marketability. Key assumptions used in the calculation of this fair value as of September 28, 2012 include a volatility of 75.0%, based on the Company’s historical stock price volatility, a debt discount rate of 9.0% and a 10.0% discount for lack of marketability.

The Company incurred $492,000 of debt issuance costs, which is being amortized to interest expense over the term of the convertible notes through June 15, 2017 using the effective interest method. Debt issuance costs of $365,000 and $463,000, net of accumulated amortization, were included in other assets as of September 27, 2013 and September 28, 2012, respectively.

The following table sets forth balance sheet information related to the 6.75% convertible senior notes:

	September 27, 2013	September 28, 2012
	(in thousands)
Principal value of the liability component	$32,000	$32,000
Unamortized value of the debt discount	(1,168)	(1,484)

Net carrying value of the liability component	$30,832	$30,516

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth interest expense information related to the 6.75% convertible senior notes:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011

Interest expense - coupon	$2,179	$603	$—
Interest expense - debt discount amortization	316	94	—

Total	$2,495	$697	$—

Effective interest rate on the liability for the period	7.80%	7.47%	0.00%

Subsequent to September 27, 2013, but prior to the issuance of this Annual Report on Form 10-K, the Company’s last reporting price of its common stock exceeded the conversion price of $3.90 for 20 or more trading days during a 30 consecutive trading day period, however, the Company had not received a notice of conversion.

The estimated amortization expense for the debt discount related to the 6.75% convertible senior notes through the remaining expected life is as follows:

	Fiscal Year
	2014	2015	2016	2017
	(in thousands)
Estimated debt discount amortization expense	$315	$315	$315	$223

Loan and Security Agreement

The Company entered into a loan and security agreement with Silicon Valley Bank (SVB) on February 6, 2012, as amended by that certain first amendment to the loan and security agreement entered into on June 12, 2012 and by that certain second amendment to the loan and security agreement entered into on March 8, 2013. The loan and security agreement includes: (i) a term loan facility of $15.0 million; and (ii) a revolving credit facility of up to $20.0 million. As of September 27, 2013, the outstanding balance on the term loan was $14.2 million and the outstanding balance on the revolving credit facility was $12.5 million. The obligations under the loan and security agreement are guaranteed by material subsidiaries of the Company and secured by a security interest in substantially all of the Company’s assets and the Company’s guarantors’ assets, excluding intellectual property.

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

The total amount available under the revolving credit facility is $20.0 million. The Company is eligible to borrow amounts against the revolving credit facility up to the amount allowable by the borrowing base. The borrowing base is calculated on a monthly basis and is based on the amount of the Company’s eligible accounts receivable. At September 27, 2013, the Company had an outstanding revolving credit facility balance of $12.5 million and the amount of the eligible borrowing base was $16.7 million. To the extent that the eligible borrowing base is reduced, the Company is required to pay down the outstanding revolving credit facility balance to the amount of the eligible borrowing base. During the next 12 months, the Company expects the borrowing base will be sufficient to maintain borrowings on the revolving credit facility at a minimum of $8.0 million. Consequently, it has classified $8.0 million of the revolving credit facility as a long-term liability.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the option to choose, with a few exceptions, whether the term loan facility and the revolving credit facility bear interest based on a base rate, which is the prime rate published in The Wall Street Journal, or a LIBOR rate, which has a floor of 0.75%. A base rate facility will bear interest ranging from the base rate plus 1.25% to base rate plus 1.75%. A LIBOR rate facility will bear interest ranging from LIBOR rate plus 3.25% to LIBOR rate plus 3.75%. Both the base rate margin and LIBOR margin vary based upon the Company’s liquidity ratio. As of September 27, 2013, the interest rate on both the term loan facility and the revolving credit facility was 4.00%. Total interest expense incurred on the term loan facility and revolving credit facility was $1.1 million for fiscal 2013.

The revolving credit facility is subject to an unused line of credit fee. This fee is payable quarterly in an amount equal to 0.25% - 0.50% of the average daily unused portion of the credit facility. The unused line fee will vary based upon the Company’s liquidity ratio.

The loan and security agreement, as amended, requires the Company to meet certain financial covenants. Beginning in the fourth quarter of fiscal 2013 and each subsequent fiscal quarter, the Company must maintain a minimum cash and cash equivalents balance of $20.0 million with Silicon Valley Bank and a minimum liquidity ratio of 1.40 as of the last date of the fiscal quarter. The Company met this requirement as of September 27, 2013. If the Company fails to maintain the minimum $20.0 million cash and cash equivalents balance and the minimum 1.40 liquidity ratio as of the last date of each fiscal quarter, it will be required to maintain alternative financial covenants consisting of a minimum cash and cash equivalents balance of $15.0 million, a minimum liquidity ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10.

The Company incurred approximately $537,000 of debt issuance costs related to the loan and security agreement, which are being amortized to interest expense over the term of the facility through February 6, 2017 using the effective interest method. Debt issuance costs of $252,000 and $448,000, net of accumulated amortization, were included in other assets as of September 27, 2013 and September 28, 2012, respectively.

Although market quotes for the fair value of the Company’s term loan is not readily available, the Company believes its carrying value approximates fair value due to the variable interest rates.

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

The following table sets forth balance sheet information related to the 6.50% convertible senior notes:

	September 27, 2013	September 28, 2012
	(in thousands)
Principal value of the liability component	$—	$15,000
Unamortized discount of the liability component	—	(366)

Net carrying value of the liability component	$—	$14,634

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth interest expense information related to the 6.50% convertible senior notes:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Interest expense - coupon	$813	$975	$975
Interest expense - debt discount amortization	366	418	406

Total	$1,179	$1,393	$1,381

Effective interest rate on the liability for the period	9.43%	9.29%	9.21%

Aggregate maturities for our long-term debt are as follows:

Fiscal Year	(in thousands)
2014	$2,250
2015	3,750
2016	5,250
2017	47,484
Thereafter	—

Total long-term debt	$58,734

9.	Commitments

On April 10, 2012, the Company entered into a third lease amendment with its landlord with respect to its headquarters located in Newport Beach, California, effective as of April 4, 2012. Pursuant to the terms of the amendment, a five year option to extend the lease was eliminated and the term of the lease was extended and will expire on December 31, 2019. The Company may, at its option, extend the term an additional four years at fair market rent. The amendment reduced the leased premises from approximately 97,000 square feet to approximately 88,000 square feet beginning January 1, 2013. The amendment provided for the abatement of fixed monthly rent for the period from January 1, 2013 through July 31, 2013. The amendment also provides that the landlord will pay the Company or its contractors approximately $4.5 million for costs incurred by the Company in connection with construction of any alterations in the premises or as a payment against rent due under the lease. Any leasehold improvements the Company makes that are funded by the landlord’s allowances under the new lease will be recorded as leasehold improvement assets and amortized over the shorter of the 93-month lease term or estimated useful life of the asset. Any incentives, such as rent abatement of $1.2 million and landlord contribution of $4.5 million have been recorded as deferred rent and are being amortized as reductions to lease expense over the 93-month lease term.

The Company leases its other facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through fiscal 2019 and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 27, 2013, the Company’s minimum future obligations under operating leases were as follows:

Fiscal Year	(in thousands)
2014	$4,813
2015	3,703
2016	2,923
2017	2,696
2018	2,758
Thereafter	695

Total minimum future lease payments	$17,588

Rent expense was $4.9 million, $5.1 million and $4.0 million for the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

Purchase obligations are comprised of commitments to purchase design tools and software for use in product development, which will be spent through fiscal 2015. Amounts due under purchase obligations as of September 27, 2013 were approximately as follows:

Fiscal Year	(in thousands)
2014	$6,018
2015	1,829

Total	$7,847

10.	Contingencies

Between November 7 and November 20, 2013, eleven purported class action lawsuits were filed on behalf of the Company’s shareholders against various defendants including Mindspeed, its directors, MACOM, Acquisition Sub, and unnamed “John Doe” defendants in connection with the proposed merger. Those cases are captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013) (“Marchese Action”); Iacobellis v. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et. al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013) (“Hoffman Action”); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013). The complaints allege, generally, that the Company’s director defendants breached their fiduciary duties to the Company’s shareholders, and that the other defendants aided and abetted such breaches, by seeking to sell the Company through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the proposed merger (to the extent the proposed merger has already been consummated), damages, and attorneys’ fees and costs.

On November 22, 2013, an amended complaint was filed in the Hoffman Action in the Delaware Court of Chancery. The amended complaint includes similar allegations to the original complaint, along with claims that the Company’s solicitation/recommendation statement included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery for the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions). On December 4, 2013, the Delaware Court of Chancery set a schedule for the briefing of the preliminary injunction motion in the Delaware Actions and a hearing was scheduled for December 11, 2013.

On December 6, 2013, plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed merger. The defendants, including the Company, believe that all of the lawsuits are without merit and specifically deny the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the merger.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Without admitting the validity of any allegations made in the lawsuits, the defendants have concluded that it is desirable that the Delaware Actions be resolved. On December 9, 2013, the parties in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the proposed merger. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. In exchange for the releases, the Company agreed to provide additional supplemental disclosures to the solicitation/recommendation statement. The motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions.

On November 27, 2013, the defendants and the plaintiffs in each of five actions filed in the California Superior Court for Orange County signed a stipulation to consolidate the actions into the Marchese Action. On December 5, 2013, an amended complaint was filed in the Marchese Action. The amended complaint includes similar allegations to the original complaint along with claims that the statement included misstatements or omissions of material facts. On December 5, 2013, plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013. The Company intends to vigorously defend against these claims. The outcome of this litigation cannot be predicted at this time and any outcome in favor of the plaintiffs could have a significant adverse effect on the tender offer and merger, the Company’s financial condition and its results of operations.

In January 2013, Clark Leips, a purported shareholder of the Company, filed a lawsuit against the Company and its board of directors in the United States District Court for the District of Delaware alleging, among other things, that the compensation and management development committee of the board of directors breached its fiduciary duties in each of calendar years 2009, 2010, 2011 and 2012 by approving equity incentive grants for the Company’s chief executive officer that exceeded the respective sub-limitations under Section 5 of the Company’s 2003 long-term incentives plan for grants to a single participant in any calendar year. Plaintiff also alleged that the disclosures in the proxy statement for the Company’s 2013 annual meeting of stockholders were inadequate. The plaintiff seeks, among other things, damages, rescission of the excess grants, disgorgement and attorney’s fees. Plaintiff filed a motion to enjoin the Company’s 2013 annual meeting of stockholders until the Company issued additional disclosures to supplement the proxy statement. On January 22, 2013, the Company filed a supplement to the proxy statement. The motion for an injunction was then withdrawn by the plaintiff. The Company and its board of directors have moved to dismiss the complaint. Pursuant to Delaware law, upon the closing of the merger, plaintiff’s standing to bring this derivative lawsuit, if the plaintiff had standing in the first instance, which is contested, will be extinguished. Management does not believe the resolution of this matter will result in a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be determined unfavorably against the Company. Many intellectual property disputes have a risk of injunctive relief, and there can be no assurance that the Company will be able to license a third party’s intellectual property. Injunctive relief could have a material effect on the financial condition or results of operations of the Company. Unless specifically noted above, during the periods presented, we have not: recorded any accrual for loss contingencies associated with the legal proceedings described above; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. Based on its evaluation of matters which are pending or asserted, while there can be no assurance, management of the Company believes the disposition of such matters will not have a material effect on the financial condition or results of operations of the Company.

11.	Guarantees

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Capital Stock

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

The Company had a preferred share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Pursuant to the preferred share purchase right (a Right) attached to each share of common stock, the holder could, in certain takeover-related circumstances, become entitled to purchase from the Company 5/100th of a share of Series A Junior Preferred Stock at a price of $20, subject to adjustment. The Rights expired on June 26, 2013.

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

Warrants

In the Distribution, Mindspeed issued to Conexant a warrant to purchase six million shares of Mindspeed common stock at a price of $17.04 per share. The $89.0 million fair value of the warrant (estimated by management at the time of the Distribution using the Black-Scholes option-pricing model) was recorded as a return of capital to Conexant. On June 27, 2013, the outstanding warrant to acquire approximately 6.3 million shares of the Company’s common stock at a price of $16.25 per share expired unexercised.

13.	Stock-Based Compensation

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Weighted-average assumptions:
Expected option life	5.0 years	2.7 years	2.9 years
Risk-free interest rate	0.9%	0.3%	0.8%
Expected volatility	84.0%	65.0%	97.0%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$2.82	$2.49	$4.51

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

The fair value of employee stock purchase plan rights was estimated at the offering date using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of plan rights offered:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Weighted-average assumptions:
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.1%	0.1%	0.2%
Expected volatility	62.0%	59.0%	61.0%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$1.30	$1.38	$2.65

The expected life of the employee stock purchase plan rights was based upon the length of the offering periods. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected life. The expected volatility was based upon the historical daily changes in the price of the Company’s common stock. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to employee stock options and restricted stock under ASC 718 was allocated as follows:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
Cost of goods sold	198	138	228
Research and development	3,409	3,631	1,728
Selling, general and administrative	8,124	6,736	3,963

Total stock-based compensation	$11,731	$10,505	$5,919

Stock Compensation Plans

Prior to February 12, 2013, the Company had three principal stock-based incentive plans: the 2003 Long-Term Incentives Plan, the Directors Stock Plan and the Inducement Incentive Plan. The 2003 Long-Term Incentives Plan provided for the grant of stock options, unrestricted stock, restricted stock, restricted stock units and other stock-based awards to officers and employees of the Company. The Directors Stock Plan provided for the grant of stock options, restricted stock units and other stock-based awards to the Company’s non-employee directors. The Inducement Incentive Plan had 500,000 shares of common stock, which could be issued to provide a material inducement for the best available employees to join the Company; to attract and retain such employees; and to align the interests of such persons with the interests of the Company’s stockholders.

The Company also had a 2003 Stock Option Plan, under which stock options were issued in connection with the Distribution. In the Distribution, each holder of a Conexant stock option (other than options held by persons in certain foreign locations) received an option to purchase a number of shares of Mindspeed common stock. The number of shares subject to, and the exercise prices of, the outstanding Conexant options and the Mindspeed options were adjusted so that the aggregate intrinsic value of the options was equal to the intrinsic value of the Conexant option immediately prior to the Distribution and the ratio of the exercise price per share to the market value per share of each option was the same immediately before and after the Distribution. As a result of such option adjustments, Mindspeed issued options to purchase an aggregate of approximately six million shares of its common stock to holders of Conexant stock options (including Mindspeed employees) under the 2003 Stock Option Plan. There were no shares available for new stock option awards under the 2003 Stock Option Plan.

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

At the Company’s annual meeting of stockholders held on March 10, 2010, the Company’s stockholders approved an employee stock purchase plan and the reservation of 500,000 shares for issuance under the plan. In January 2012, the stockholders of the Company approved an amendment to the Company’s employee stock purchase plan, which included an increase of 800,000 in the authorized number of shares reserved for issuance under such plan. The purpose of the employee stock purchase plan is to provide eligible employees with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount from the then current market price. The purchase price per share at which common stock is purchased on the participant’s behalf for each offering period is equal to the lower of: (i) 85% of the fair market value per share of common stock on the date of commencement of such offering period; and (ii) 85% of the fair market value per share of common stock on the last day of such offering period. Under the plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of common stock during each semi-annual purchase period. The employee stock purchase plan, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code. The seventh offering period under this plan began during the third quarter of fiscal 2013 and will end in the first quarter of fiscal 2014.

From time to time, the Company may issue, and has previously issued stock based awards outside of these plans pursuant to stand-alone agreements and in accordance with NASDAQ Listing Rule 5635(c).

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at October 1, 2010	2,900	$6.41	4.8 years	$8,515

Exercisable at October 1, 2010	1,509	$9.00	3.2 years	$2,666

Granted	871	7.58
Exercised	(461)	2.97		$2,217
Forfeited or expired	(722)	8.18

Outstanding at September 30, 2011	2,588	$6.93	5.4 years	$2,624

Exercisable at September 30, 2011	1,309	$7.69	3.6 years	$1,654

Granted	489	6.06
Exercised	(282)	2.48		$994
Forfeited or expired	(420)	10.16

Outstanding at September 28, 2012	2,375	$6.71	5.1 years	$648

Exercisable at September 28, 2012	1,460	$6.63	3.9 years	$508

Granted	40	4.29
Exercised	(157)	2.08		$294
Forfeited or expired	(311)	9.34

Outstanding at September 27, 2013	1,947	$6.61	4.8 years	$313

Vested and expected to vest after September 27, 2013	1,903	$6.62	4.7 years	$312

Exercisable at September 27, 2013	1,506	$6.61	4.3 years	$303

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$1,258	0.8

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all options to purchase Mindspeed common stock outstanding at September 27, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$0.85 - $3.50	317	4.1	$2.14	288	$2.08
3.71 - 5.96	322	4.2	4.28	285	4.20
6.24 - 6.28	397	6.3	6.28	200	6.28
6.34 - 8.28	398	4.7	6.98	325	6.98
8.31 - 9.73	349	5.7	8.69	245	8.71
10.00 - 45.00	164	1.7	15.28	163	15.32

0.85 - 45.00	1,947	4.8	$6.61	1,506	$6.61

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock award is charged to expense over the service period. The following table summarizes restricted stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value	Fair Value of Shares Vested
	(in thousands)		(in thousands)
Nonvested shares at October 1, 2010	680	$6.64

Granted	1,856	7.86
Vested	(270)	5.50	$1,898
Forfeited	(211)	7.35

Outstanding at September 30, 2011	2,055	$7.74

Granted	1,770	5.78
Vested	(850)	7.58	$4,005
Forfeited	(355)	6.94

Outstanding at September 28, 2012	2,620	$6.29

Granted	1,736	4.32
Vested	(1,572)	6.24	$5,633
Forfeited	(279)	7.42

Outstanding at September 27, 2013	2,505	$5.15

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years to Vest
	(in thousands)
Service-based	$10,079	0.9
Market-based	475	1.3

Stock awards	$10,554	0.9

14.	Restructuring Charges

The Company has, and may in the future, commit to restructuring plans to help manage its costs or to help implement strategic initiatives, among other reasons.

Fourth Quarter of Fiscal 2012 Restructuring Plan – In the fourth quarter of fiscal 2012, the Company committed to the implementation of a restructuring plan, which consisted primarily of a headcount reduction in the Company’s research and development functions and selling, general and administrative functions. The restructuring plan was substantially completed during the fourth quarter of fiscal 2013. The Company made the decision to implement the restructuring in furtherance of its efforts to reduce operating expenses and cash consumption. Approximately $3.3 million in charges related to this plan were incurred since the plan’s inception through fiscal 2013. Of the charges incurred, $3.1 million related to severance costs for affected employees and approximately $210,000 related to contractual obligations on vacated office space. The total cash expenditure for this plan is expected to be approximately $3.3 million. The remaining plan cash expenditures will relate primarily to contractual obligations on vacated office space.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and liability balances related to the Company’s fourth quarter of fiscal 2012 restructuring plan through September 27, 2013 were as follows:

	Workforce Reductions	Facilities	Total
	(in thousands)
Charges to costs and expenses	$766	$—	$766
Cash payments	(403)	—	(403)
Non-cash adjustments	19	—	19

Restructuring balance, September 28, 2012	$382	$—	$382

Charges to costs and expenses	2,285	210	2,495
Cash payments	(2,657)	(72)	(2,729)
Non-cash adjustments	—	(6)	(6)

Restructuring balance, September 27, 2013	$10	$132	$142

The remaining accrued restructuring balance represents contractual obligations on vacated office space, which the Company expects to pay through the second quarter of fiscal 2015, the end of the related lease term.

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

Activity and liability balances related to the Company’s fourth quarter of fiscal 2011 restructuring plan through September 27, 2013 were as follows:

Workforce Reductions
(in thousands)

Charges to costs and expenses	$1,091
Cash payments	(189)

Restructuring balance, September 30, 2011	$902

Charges to costs and expenses	138
Cash payments	(995)

Restructuring balance, September 28, 2012	$45

Cash payments	(18)
Non-cash adjustments	(27)

Restructuring balance, September 27, 2013	$—

15.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan for its eligible employees. At its discretion, the Company matches a portion of employee contributions and can fund the matching contribution in shares of its common stock or in cash. In fiscal 2013, the Company issued 238,000 shares of its common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $836,000 in fiscal 2013.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2012, the Company issued 40,400 shares of its common stock and contributed $218,000 in cash to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $333,000 in fiscal 2012. In fiscal 2011, the Company contributed $1.2 million in cash, which was used to buy shares of the Company’s common stock to fund the matching contributions. The Company recognized expenses under the retirement savings plans of $1.2 million in fiscal 2011.

16.	Related Party Transactions

In June 2011, the Company entered into an agreement to license certain intellectual property from a related party. The licensor is a related party because one of the Company’s directors also serves as a director of the licensor and one of the Company’s members of management serves on the licensor’s technical advisory board. Pursuant to terms of the license agreement, the Company will pay an aggregate of $6.3 million upon the completion of certain milestones, including the delivery of licensed intellectual property. In addition, the Company is obligated to pay royalties not to exceed an additional $2.2 million for products sold that include the licensed intellectual property. The Company has cumulatively paid $5.6 million, $4.3 million and $875,000 as of September 27, 2013, September 28, 2012 and September 30, 2011, respectively, in related license fees and prepaid royalties and has recorded the payments in intangible assets, net, on its consolidated balance sheet.

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

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
	(in thousands)
High-performance analog	$66,081	$64,667	$59,240
Communications processors	65,579	64,834	100,158
Wireless infrastructure	13,741	10,914	191
Intellectual property	6,000	591	2,500

Net revenue	$151,401	$141,006	$162,089

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

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by geographic area is presented based upon the country of destination. Revenue by geographic area was as follows:

	Year Ended
	September 27,	September 28,	September 30,
	2013	2012	2011
	(in thousands)
United States	$28,384	$21,156	$30,355
Other Americas	4,529	2,692	3,495

Total Americas	32,913	23,848	33,850
Malaysia	1,259	6,162	7,116
Singapore	4,923	5,318	5,921
Taiwan	13,441	17,177	11,927
China	51,020	49,655	60,847
Japan	17,615	17,693	17,879
Other Asia-Pacific	18,349	11,720	11,805

Total Asia-Pacific	106,607	107,725	115,495
Europe, Middle East and Africa	11,881	9,433	12,744

	$151,401	$141,006	$162,089

No other foreign country or region represented 10% or more of net revenue for any of the periods presented. The Company believes a substantial portion of the products sold to original equipment manufacturers and third-party manufacturing service providers in the Asia-Pacific region are ultimately shipped to end-markets in the Americas and Europe.

Long-lived assets consists of property, plant and equipment. Long-lived assets by geographic area at fiscal year-ends were as follows:

	September 27,	September 28,
	2013	2012
	(in thousands)
United States	$11,362	$11,346
Other Americas	251	342
Europe, Middle East and Africa	2,874	2,873
Asia-Pacific	1,134	1,470

	$15,621	$16,031

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (unaudited)

	Total Net	Gross	Operating (Loss)/	(Loss)/ Income Before Income	Net (Loss)/		Share
	Revenue	Margin	Income	Taxes	Income		Basic	Diluted
	(in thousands, except per share amounts)
Fiscal Year Ended September 27, 2013
Fourth quarter	$36,043	$1,098	$(50,874)	$(51,665)	$(51,770)	(1)	$(1.26)	$(1.26)
Third quarter	35,579	21,803	(3,492)	1,656	1,599	(2)	0.04	0.04
Second quarter	35,385	18,770	(39,339)	(39,900)	(40,054)	(3)	(1.00)	(1.00)
First quarter	44,394	29,300	2,521	1,148	1,077		0.03	0.03
Fiscal Year Ended September 28, 2012
Fourth quarter	$36,264	$21,011	$(6,113)	$(6,092)	$(6,064)		$(0.15)	$(0.15)
Third quarter	35,451	17,265	(13,208)	(6,689)	(6,854)	(4)	(0.18)	(0.18)
Second quarter	35,359	20,520	(13,839)	(14,101)	(14,235)	(5)	(0.39)	(0.39)
First quarter	33,932	19,713	(5,425)	(5,510)	(5,598)		(0.17)	(0.17)

(1)	Includes a goodwill impairment charge of $26.6 million and asset impairment charges of $22.3 million primarily related to the Company’s wireless infrastructure reporting unit.
(2)	Includes $6.4 million of other income resulting from the picoChip settlement agreement.
(3)	Includes a goodwill impairment charge of $30.5 million relating to the Company’s wireless infrastructure reporting unit.
(4)	Includes asset impairment charges of $3.4 million and other income of $7.3 million related to the revaluation of contingent consideration.
(5)	Includes restructuring charges of $1.3 million. Also includes acquisition-related costs of $2.3 million and integration costs of $1.8 million related to the acquisition and transition of picoChip to a wholly owned subsidiary of the Company.

19.	Subsequent Events

On November 5, 2013, the Company entered into an agreement and plan of merger with M/A-COM Technology Solutions Holdings, Inc., or MACOM, and Micro Merger Sub, Inc., a wholly owned subsidiary of MACOM, or Acquisition Sub. Under and subject to the terms of the merger agreement, Acquisition Sub has commenced a cash tender offer to acquire all of the Company’s shares of common stock for a purchase price of $5.05 per share, net to the holder thereof in cash without interest.

The consummation of the tender offer will be conditioned on: (i) at least a majority of all outstanding shares of the Company’s common stock (assuming conversion or exercise of all derivative securities convertible or exercisable immediately prior to the expiration date of the tender offer, including all convertible senior notes and all vested stock options, regardless of the conversion or exercise price) having been validly tendered into (and not withdrawn from) the tender offer prior to the expiration date of the tender offer and (ii) other customary conditions. The tender offer is not subject to a financing condition.

Following the consummation of the tender offer, subject to customary conditions, Acquisition Sub will be merged with and into the Company and will become a wholly owned subsidiary of MACOM, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals. In the merger, each outstanding share of the Company’s common stock (other than shares of its common stock owned by MACOM, Acquisition Sub or the Company, or any of their respective wholly owned subsidiaries, or shares of the Company’s common stock with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the offer price, without interest.

MINDSPEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the effective time of the merger agreement, each option to purchase shares of the Company’s common stock that is outstanding immediately prior to the effective time of the merger (whether vested or unvested), will be assumed by MACOM. Each option so assumed will continue to have the same terms and conditions under which it was granted, except that each such assumed option will be exercisable for an adjusted number of shares of MACOM’s common stock at an adjusted exercise price. Additionally, at the effective time of the merger, each stock-based award that is outstanding immediately prior to the effective time of the merger will be assumed by MACOM. Each stock-based award so assumed will continue to have the same terms and conditions under which it was granted, except that each such assumed award will be converted into the right to acquire or receive an adjusted number of shares of MACOM’s common stock. Finally, at the effective time of the merger, the Company’s equity plans other than its employee stock purchase plan will be assumed by MACOM, with the result that all of the Company’s obligations under such equity plans, including with respect to awards outstanding at the effective time of the merger thereunder, will be obligations of MACOM following the effective time of the merger.

The merger agreement contains customary representations, warranties and covenants of the parties. In addition, under the terms of the merger agreement, the Company has agreed not to solicit or otherwise facilitate any alternative acquisition proposals, subject to customary exceptions that permit it to respond to any unsolicited acquisition proposal, provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties, and the Company has complied with certain notice requirements. The Company is also permitted to change its recommendation in favor of the tender offer or to terminate the merger agreement in order to accept an unsolicited Superior Offer (subject to giving MACOM four business days’ notice of its intention to do so and, among other things, making available the Company’s representatives to discuss and negotiate with MACOM in good faith any amendments MACOM desires to make to its proposal), provided that the Company’s board of directors has determined in good faith that the failure to do so would reasonably be expected to result in a breach of its fiduciary duties. If the Company terminates the merger agreement under such circumstances, it must pay MACOM, concurrently with such termination, a termination fee of $9.5 million. In addition, this termination fee is payable to MACOM under other specified circumstances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mindspeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Mindspeed Technologies, Inc. and subsidiaries (the “Company”) as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mindspeed Technologies, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, CA

December 13, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013. Disclosure controls and procedures are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 27, 2013 these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation described in this Item 9A that occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 27, 2013. The Company’s effectiveness of internal control over financial reporting as of September 27, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and Deloitte & Touche LLP has issued a report on the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report and is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the three fiscal years ended September 27, 2013 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

†2.1	Agreement and Plan of Merger, dated January 5, 2012, by and among the Registrant, Platinum Acquisition U.K. Limited, Platinum Acquisition Corporation, Picochip, LLC (formerly known as picoChip Inc.), Mindspeed Technologies U.K., Limited (formerly known as Picochip Ltd.) and Shareholder Representative Services LLC, as the stockholder representative, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc. dated as of November 5, 2013, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2013, is incorporated herein by reference (SEC File No. 001-31650).

3.1	Restated Certificate of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on June 16, 2003, is incorporated herein by reference (Registration Statement No. 333-106146).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008, is incorporated herein by reference (SEC File No. 001-31650).

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

3.4	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2013, is incorporated herein by reference (SEC File No. 001-31650).

4.1	Specimen certificate for the Registrant’s Common Stock, par value $.01 per share, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, is incorporated herein by reference (SEC File No. 001-31650).

4.2	Rights Agreement dated as of June 26, 2003, by and between the Registrant and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

4.3	First Amendment to Rights Agreement, dated as of December 6, 2004, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2004, is incorporated herein by reference (SEC File No. 001-31650).

4.4	Second Amendment to Rights Agreement, dated as of June 16, 2008, by and between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2008, is incorporated herein by reference (SEC File No. 000-50499).

4.5	Section 382 Rights Agreement, dated as of August 9, 2009, between the Registrant and Mellon Investor Services LLC, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2009, is incorporated herein by reference (SEC File No. 001-31650).

4.6	Amendment No. 1 to Section 382 Rights Agreement, dated as of August 9, 2012, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2012, is incorporated herein by reference (SEC File No. 001-31650).

4.7	Amendment No. 2 to Section 382 Rights Agreement, dated as of November 5, 2013, between the Registrant and Computershare Shareowners Services LLC (as successor to Mellon Investor Services LLC) as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on November 14, 2013, is incorporated herein by reference (SEC File No. 001-31650).

4.8	Indenture, dated as of June 19, 2012, by and among the Registrant, certain Subsidiaries of the Registrant and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

4.9	Form of 6.75% Convertible Senior Notes due 2017, attached as Exhibit A to the Indenture (Exhibit 4.9 hereto), is incorporated herein by reference.

10.1	Distribution Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.2	Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.3	Amendment No. 1 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 13, 2005, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.4	Amendment No. 2 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated July 1, 2005, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.5	Amendment No. 3 to Employee Matters Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, dated January 9, 2006, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, is incorporated herein by reference (SEC File No. 000-50499).

10.6	Tax Allocation Agreement dated as of June 27, 2003, by and between Conexant Systems, Inc. and the Registrant, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2003, is incorporated herein by reference (SEC File No. 001-31650).

10.7	Lease, dated March 23, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, is incorporated herein by reference (SEC File No. 001-31650).

10.8	First Amendment to Lease, dated as of September 10, 2010, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

10.9	Second Amendment to Lease, dated as of January 25, 2011, by and between the Registrant and 4000 MacArthur L.P., filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2011, is incorporated herein by reference (SEC File No. 001-31650).

10.10	Third Amendment to Lease, dated as of April 4, 2012, by and between the Registrant and EO MacArthur LLC, successor-in-interest to 4000 MacArthur L.P., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 333-31650).

*10.11	Form of Employment Agreement of the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.12	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.11 hereto, filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 29, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.13	Form of Employment Agreement of the Registrant, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.14	Schedule identifying parties to and terms of agreements with the Registrant substantially identical to the form of Employment Agreement filed as Exhibit 10.13 hereto, filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 29, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.15	Form of Indemnification Agreement entered into between the Registrant and each of its Executive Officers and Directors, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.16	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011, is incorporated herein by reference (SEC File No. 001-31650).

*10.17	Form of Stock Option Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.18	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, is incorporated herein by reference (SEC File No. 001-31650).

*10.19	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.20	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004, is incorporated herein by reference (SEC File No. 001-31650).

*10.21	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.22	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008, is incorporated herein by reference (SEC File No. 001-31650).

*10.23	Form of Unrestricted Stock Award under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 15, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.24	Unrestricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 15, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.25	Mindspeed Technologies, Inc. Employee Stock Purchase Plan, as amended and restated, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.26	Form of Grant Letter and Mindspeed Technologies, Inc. Non-Qualified Stock Option Award Agreement, filed as Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on April 2, 2010, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.27	Form of Grant Letter and Mindspeed Technologies, Inc. Restricted Stock Award Agreement, filed as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 filed on April 2, 2010, is incorporated herein by reference (Registration Statement No. 333-165875).

*10.28	Mindspeed Technologies, Inc. Directors Stock Plan, as amended and restated, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.29	Form of Stock Option Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, is incorporated herein by reference (SEC File No. 000-50499).

*10.30	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.31	Form of Restricted Shares Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).

*10.32	Restricted Shares Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, is incorporated herein by reference (SEC File No. 000-50499).

*10.33	Form of Restricted Stock Unit Award under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2008, is incorporated herein by reference (SEC File No. 000-50499).

*10.34	Restricted Stock Unit Terms and Conditions under the Mindspeed Technologies, Inc. Directors Stock Plan, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated herein by reference (SEC File No. 001-31650).

*10.35	Mindspeed Technologies, Inc. Inducement Incentive Plan filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on April 5, 2012, is incorporated herein by reference (Registration Statement No. 333-180593).

*10.36	Form of Restricted Stock Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.37	Restricted Stock Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.38	Restricted Stock Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.39	Form of Restricted Stock United Kingdom Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.40	Form of Stock Option Award under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).S

*10.41	Stock Option Terms and Conditions under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.42	Stock Option Terms and Conditions for International Employees under the Mindspeed Technologies, Inc. Inducement Incentive Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).

*10.43	Summary of Director Compensation Arrangements, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010, is incorporated by herein reference (SEC File No. 001-31650).

*10.44	Summary of Fiscal Year 2013 Annual Incentive Plan for Senior Vice President, Worldwide Sales and Operations, as described in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 19, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.45	Mindspeed Technologies, Inc. Indemnification Agreement, dated May 6, 2011, by and between Kristen M. Schmidt and the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2011, is incorporated herein by reference (SEC File No. 001-31650).

10.46	Standstill and Voting Agreement, effective as of January 5, 2011, by and between Mindspeed Technologies, Inc., Artis Capital Management, L.P., and certain other direct and beneficial holders of the Company’s Common Stock, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2011, is incorporated herein by reference (SEC File No. 001-31650).

10.47	Voting Agreement, dated January 5, 2012, by and among the Registrant, Picochip, LLC (formerly known as picoChip Inc.) and certain stockholders listed on the signature pages thereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.48	Loan and Security Agreement, dated February 6, 2012, by and between Silicon Valley Bank and the Registrant, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.49	First Amendment to Loan and Security Agreement, dated June 11, 2012, by and between Silicon Valley Bank and the Registrant, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.50	Escrow Agreement, dated February 6, 2012, by and among the Registrant, Platinum Acquisition (UK) Limited, Shareholder Representative Services LLC and Computershare Trust Company, N.A. , filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, is incorporated herein by reference (SEC File No. 001-31650).

10.51	Amendment No. 2 to Loan and Security Agreement, dated March 8, 2013, by and between Silicon Valley Bank and the Registrant, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.52	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.53	Form of Stock Option Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.54	Form of Restricted Stock Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.55	Form of Restricted Stock Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.56	Form of Restricted Stock Unit Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.57	Form of Restricted Stock Unit Award Agreement for Non-U.S. Service Providers under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 12, 2013, is incorporated herein by reference (SEC File No. 001-31650).

*10.58	Form of Performance Share Award Agreement under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2013, is incorporated herein by reference (SEC File No. 001-31650).

12.1	Statement re: Computation of Ratios.

21	List of subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain confidential portions of this exhibit have been omitted pursuant to a grant of confidential treatment. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDSPEED TECHNOLOGIES, INC.

	By:	/s/ RAOUF Y. HALIM
Date: December 13, 2013		Raouf Y. Halim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

	/s/ RAOUF Y. HALIM	Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2013
Raouf Y. Halim

	/s/ STEPHEN N. ANANIAS	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 13, 2013
Stephen N. Ananias

	/s/ JAMES M. WATKINS	Vice President and Principal Accounting Officer (Principal Accounting Officer)	December 13, 2013
James M. Watkins

	/s/ DWIGHT W. DECKER*	Chairman of the Board of Directors	December 13, 2013
Dwight W. Decker

	/s/ ROBERT J. CONRAD*	Director	December 13, 2013
Robert J. Conrad*

	/s/ MICHAEL T. HAYASHI*	Director	December 13, 2013
Michael T. Hayashi*

	/s/ MING LOUIE*	Director	December 13, 2013
Ming Louie

	/s/ THOMAS A. MADDEN*	Director	December 13, 2013
Thomas A. Madden

	/s/ JERRE L. STEAD*	Director	December 13, 2013
Jerre L. Stead*

*By:	/s/ RAOUF Y. HALIM
Raouf Y. Halim,
Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions / (Adjustments) Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(in thousands)

Year ended September 27, 2013:
Allowance for doubtful accounts	$356	$(85)	$(100)	$171
Reserve for sales returns and allowances	1,061	713	(332)	1,442
Year ended September 28, 2012:
Allowance for doubtful accounts	$376	$166	$(186)	$356
Reserve for sales returns and allowances	1,276	244	(459)	1,061
Year ended September 30, 2011:
Allowance for doubtful accounts	$189	$187	$—	$376
Reserve for sales returns and allowances	1,240	163	(127)	1,276

(1)	Deductions in the allowance for doubtful accounts reflect amounts written off.

EXHIBIT INDEX

12.1	Statement re: Computation of Ratios.

21	List of subsidiaries of the Registrant.

23	Consent of independent registered public accounting firm.

24	Power of attorney, authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.